Form 10-Q
period 2011-03-31
FIRST BANKS, INC
filed 2011-05-13
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
 ☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes     ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2011

Common Stock, $250.00 par value	23,661

First Banks, Inc.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

First Banks, Inc.

Consolidated Balance Sheets – (Unaudited)
 (dollars expressed in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$86,739	70,964
Short-term investments	867,672	924,794
Total cash and cash equivalents	954,411	995,758
Investment securities:
Available for sale	1,745,752	1,483,185
Held to maturity (fair value of $14,961 and $11,990, respectively)	14,233	11,152
Total investment securities	1,759,985	1,494,337
Loans:
Commercial, financial and agricultural	947,219	1,045,832
Real estate construction and development	439,449	490,766
Real estate mortgage	2,675,723	2,872,104
Consumer and installment	28,849	33,623
Loans held for sale	17,914	54,470
Total loans	4,109,154	4,496,795
Unearned discount	(4,119)	(4,511)
Allowance for loan losses	(183,973)	(201,033)
Net loans	3,921,062	4,291,251
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	28,202	30,121
Bank premises and equipment, net	158,682	161,414
Goodwill and other intangible assets	128,255	129,054
Deferred income taxes	19,107	18,004
Other real estate	126,554	140,628
Other assets	70,746	71,763
Assets held for sale	2,177	2,266
Assets of discontinued operations	40,215	43,532
Total assets	$7,209,396	7,378,128
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,118,906	1,167,206
Interest-bearing demand	947,519	919,973
Savings and money market	2,199,989	2,206,763
Time deposits of $100 or more	740,978	828,651
Other time deposits	1,239,325	1,335,822
Total deposits	6,246,717	6,458,415
Other borrowings	39,404	31,761
Subordinated debentures	354,000	353,981
Deferred income taxes	26,289	25,186
Accrued expenses and other liabilities	136,583	83,900
Liabilities held for sale	12,740	23,406
Liabilities of discontinued operations	93,691	94,184
Total liabilities	6,909,424	7,070,833

STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
$1.00 par value, 4,689,830 shares authorized, no shares issued and outstanding	—	—
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding	285,592	284,737
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	12,480
Retained deficit	(132,218)	(120,827)
Accumulated other comprehensive income ( loss)	830	(2,318)
Total First Banks, Inc. stockholders’ equity	203,005	210,393
Noncontrolling interest in subsidiary	96,967	96,902
Total stockholders’ equity	299,972	307,295
Total liabilities and stockholders’ equity	$7,209,396	7,378,128

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Operations – (Unaudited)
(dollars expressed in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010

Interest income:
Interest and fees on loans	$52,580	77,764
Investment securities	8,760	5,204
Federal Reserve Bank and Federal Home Loan Bank stock	396	583
Short-term investments	532	1,220
Total interest income	62,268	84,771
Interest expense:
Deposits:
Interest-bearing demand	307	366
Savings and money market	2,866	4,067
Time deposits of $100 or more	2,825	4,353
Other time deposits	4,445	7,225
Other borrowings	26	3,388
Subordinated debentures	3,302	3,100
Total interest expense	13,771	22,499
Net interest income	48,497	62,272
Provision for loan losses	10,000	42,000
Net interest income after provision for loan losses	38,497	20,272
Noninterest income:
Service charges on deposit accounts and customer service fees	9,703	10,212
Gain on loans sold and held for sale	386	920
Net gain on investment securities	527	—
Net loss on derivative instruments	(56)	(1,327)
Decrease in fair value of servicing rights	(489)	(749)
Loan servicing fees	2,269	2,262
Other	1,784	4,090
Total noninterest income	14,124	15,408
Noninterest expense:
Salaries and employee benefits	20,841	21,960
Occupancy, net of rental income	6,925	7,149
Furniture and equipment	3,229	3,797
Postage, printing and supplies	814	1,120
Information technology fees	6,496	7,373
Legal, examination and professional fees	3,063	3,454
Amortization of intangible assets	799	925
Advertising and business development	501	417
FDIC insurance	5,285	4,933
Write-downs and expenses on other real estate	4,926	7,907
Other	5,967	6,889
Total noninterest expense	58,846	65,924
Loss from continuing operations, before provision for income taxes	(6,225)	(30,244)
Provision for income taxes	52	105
Net loss from continuing operations, net of tax	(6,277)	(30,349)
Income from discontinued operations, net of tax	194	2,343
Net loss	(6,083)	(28,006)
Less: net income (loss) attributable to noncontrolling interest in subsidiary	65	(437)
Net loss attributable to First Banks, Inc.	(6,148)	(27,569)
Preferred stock dividends declared and undeclared	4,388	4,161
Accretion of discount on preferred stock	855	833
Net loss available to common stockholders	$(11,391)	(32,563)

Basic and diluted loss per common share from continuing operations	$(489.61)	(1,475.28)
Basic and diluted earnings per common share from discontinued operations	8.20	99.02
Basic and diluted loss per common share	$(481.41)	(1,376.26)

Weighted average shares of common stock outstanding	23,661	23,661

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
and Comprehensive Income (Loss) – (Unaudited)

 Three Months Ended March 31, 2011 and Year Ended December 31, 2010
(dollars expressed in thousands, except per share data)

	First Banks, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accu- mulated Other Compre- hensive Income (Loss)	Non- controlling Interest	Total Stock- holders’ Equity

Balance, December 31, 2009	$311,762	5,915	12,480	91,271	(2,464)	103,416	522,380
Comprehensive loss:
Net loss	—	—	—	(191,737)	—	(6,514)	(198,251)
Other comprehensive income (loss):
Unrealized gains on investment securities, net of tax	—	—	—	—	4,764	—	4,764
Reclassification adjustment for investment securities gains included in net loss, net of tax	—	—	—	—	(5,378)	—	(5,378)
Change in unrealized gains on derivative instruments, net of tax	—	—	—	—	(3,734)	—	(3,734)
Pension liability adjustment, net of tax	—	—	—	—	(4)	—	(4)
Reclassification adjustments for deferred tax asset valuation allowance	—	—	—	—	4,498	—	4,498
Total comprehensive loss							(198,105)
Accretion of discount on preferred stock	3,381	—	—	(3,381)	—	—	—
Preferred stock dividends declared	—	—	—	(16,980)	—	—	(16,980)
Balance, December 31, 2010	315,143	5,915	12,480	(120,827)	(2,318)	96,902	307,295
Comprehensive loss:
Net (loss) income	—	—	—	(6,148)	—	65	(6,083)
Other comprehensive income (loss):
Unrealized gains on investment securities, net of tax	—	—	—	—	2,364	—	2,364
Reclassification adjustment for investment securities gains included in net loss, net of tax	—	—	—	—	(335)	—	(335)
Pension liability adjustment, net of tax	—	—	—	—	15	—	15
Reclassification adjustments for deferred tax asset valuation allowance	—	—	—	—	1,104	—	1,104
Total comprehensive loss							(2,935)
Accretion of discount on preferred stock	855	—	—	(855)	—	—	—
Preferred stock dividends declared	—	—	—	(4,388)	—	—	(4,388)
Balance, March 31, 2011	$315,998	5,915	12,480	(132,218)	830	96,967	299,972

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Consolidated Statements of Cash Flows – (Unaudited)
(dollars expressed in thousands)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss attributable to First Banks, Inc.	$(6,148)	(27,569)
Net income (loss) attributable to noncontrolling interest in subsidiary	65	(437)
Less: net income from discontinued operations	194	2,343
Net loss from continuing operations	(6,277)	(30,349)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	3,727	4,727
Amortization of intangible assets	799	925
Originations of loans held for sale	(57,515)	(61,575)
Proceeds from sales of loans held for sale	94,957	70,767
Payments received on loans held for sale	78	299
Provision for loan losses	10,000	42,000
Provision for current income taxes	52	105
Benefit for deferred income taxes	(2,890)	(8,073)
Increase in deferred tax asset valuation allowance	2,890	8,073
Decrease (increase) in accrued interest receivable	1,956	(896)
Increase in accrued interest payable	1,694	856
Decrease in current income taxes receivable	45	—
Gain on loans sold and held for sale	(386)	(920)
Net gain on investment securities	(527)	—
Net loss on derivative instruments	56	1,327
Decrease in fair value of servicing rights	489	749
Write-downs on other real estate	2,563	4,456
Other operating activities, net	3,388	(7,628)
Net cash provided by operating activities – continuing operations	55,099	24,843
Net cash provided by operating activities – discontinued operations	26	4,110
Net cash provided by operating activities	55,125	28,953
Cash flows from investing activities:
Net cash paid for sale of assets and liabilities of discontinued operations, net of cash and cash equivalents sold	—	(834,841)
Cash paid for sale of branches, net of cash and cash equivalents sold	(7,922)	(8,408)
Proceeds from sales of investment securities available for sale	25,641	—
Maturities of investment securities available for sale	58,143	47,006
Maturities of investment securities held to maturity	250	728
Purchases of investment securities available for sale	(298,293)	(381,550)
Purchases of investment securities held to maturity	(3,450)	—
Redemptions of Federal Home Loan Bank and Federal Reserve Bank stock	1,919	13,239
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	—	(113)
Proceeds from sales of commercial loans	20,905	20,210
Net decrease in loans	280,229	244,768
Recoveries of loans previously charged-off	9,845	30,255
Purchases of bank premises and equipment	(1,125)	(1,343)
Net proceeds from sales of other real estate owned	20,684	20,060
Proceeds from termination of bank-owned life insurance policy	—	19,247
Other investing activities, net	(121)	441
Net cash provided by (used in) investing activities – continuing operations	106,705	(830,301)
Net cash provided by investing activities – discontinued operations	3,643	24,562
Net cash provided by (used in) investing activities	110,348	(805,739)

First Banks, Inc.
Consolidated Statements of Cash Flows (Continued) – (Unaudited)
(dollars expressed in thousands)

	Three Months Ended March 31,
	2011	2010

Cash flows from financing activities:
Decrease in demand, savings and money market deposits	(28,648)	(27,497)
Decrease in time deposits	(185,325)	(11,619)
Repayments of Federal Home Loan Bank advances	—	(200,000)
Increase (decrease) in securities sold under agreements to repurchase	7,643	(239)
Net cash used in financing activities – continuing operations	(206,330)	(239,355)
Net cash used in financing activities – discontinued operations	(490)	(30,729)
Net cash used in financing activities	(206,820)	(270,084)
Net decrease in cash and cash equivalents	(41,347)	(1,046,870)
Cash and cash equivalents, beginning of period	995,758	2,516,251
Cash and cash equivalents, end of period	$954,411	1,469,381

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on liabilities	$12,077	21,643
Income taxes	(47)	15
Noncash investing and financing activities:
Loans transferred to other real estate	$10,262	33,692

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The consolidated financial statements of First Banks, Inc. and subsidiaries (the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2010 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Principles of Consolidation.  The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the noncontrolling interest in subsidiary, as more fully described below and in Note 8 to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2010 amounts have been made to conform to the 2011 presentation.

All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for a discussion regarding discontinued operations and certain assets and liabilities held for sale at March 31, 2011.

The Company operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri.

First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; FB Holdings, LLC (FB Holdings); Small Business Loan Source LLC (SBLS LLC); ILSIS, Inc.; FBIN, Inc.; SBRHC, Inc.; HVIIHC, Inc., FBSA Missouri, Inc., FBSA California, Inc., NT Resolution Corporation, LC Resolution Corporation, and WBI Resolution, LLC. All of the subsidiaries are wholly owned as of March 31, 2011, except FB Holdings, which was 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, as further described in Note 8 to the consolidated financial statements. FB Holdings is included in the consolidated financial statements with the noncontrolling ownership interest reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiary” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, reported as “net income (loss) attributable to noncontrolling interest in subsidiary” in the consolidated statements of operations.

Regulatory Agreements and Other Matters. On March 24, 2010, the Company, SFC and First Bank entered into a Written Agreement (Agreement) with the Federal Reserve Bank of St. Louis (FRB) requiring the Company and First Bank to take certain steps intended to improve their overall financial condition. Pursuant to the Agreement, the Company prepared and filed with the FRB a number of specific plans designed to strengthen and/or address the following matters: (i) board oversight over the management and operations of the Company and First Bank; (ii) credit risk management practices; (iii) lending and credit administration policies and procedures; (iv) asset improvement; (v) capital; (vi) earnings and overall financial condition; and (vii) liquidity and funds management.

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

First Bank, under its informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 9 to the consolidated financial statements, First Bank’s Tier 1 capital to total assets ratio was 7.83% at March 31, 2011.

While the Company and First Bank intend to take such actions as may be necessary to comply with the requirements of the Agreement with the FRB and informal agreement with the MDOF, there can be no assurance that the Company and First Bank will be able to comply fully with the requirements of the Agreement or that First Bank will be able to comply fully with the provisions of the informal agreement, that compliance with the Agreement and the informal agreement will not be more time consuming or more expensive than anticipated, that compliance with the Agreement and the informal agreement will enable the Company and First Bank to resume profitable operations, or that efforts to comply with the Agreement and the informal agreement will not have adverse effects on the operations and financial condition of the Company or First Bank. If the Company or First Bank is unable to comply with the terms of the Agreement or the informal agreement, respectively, the Company and First Bank could become subject to various requirements limiting the ability to develop new business lines, mandating additional capital, and/or requiring the sale of certain assets and liabilities.  Failure of the Company and First Bank to meet these conditions could lead to further enforcement action by the regulatory agencies.  The terms of any such additional regulatory actions, orders or agreements could have a materially adverse effect on our business, financial condition or results of operations.

On August 10, 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 12 to the consolidated financial statements. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, the Company also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009, as further described in Note 13 to the consolidated financial statements. In conjunction with this election, the Company suspended the declaration of dividends on its Class A and Class B preferred stock, but continues to declare and accumulate dividends on its Class C Fixed Rate Cumulative Perpetual Preferred Stock (Class C Preferred Stock) and Class D Fixed Rate Cumulative Perpetual Preferred Stock (Class D Preferred Stock). As a result of our deferral of dividends on our Class C and Class D preferred stock to the United States Department of the Treasury (U.S. Treasury) for six quarters, the U.S. Treasury has the right to elect two directors to our Board but has not elected to do so as of May 13, 2011.

Capital Plan. As further described in Note 2 to the consolidated financial statements, on August 10, 2009, the Company announced the adoption of a Capital Optimization Plan (Capital Plan) designed to improve its regulatory capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. The Capital Plan was adopted in order to, among other things, preserve and enhance the Company’s risk-based capital.

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

Successful Completion of Consent Solicitation. In October 2010, the Company, the holder of 100% of the outstanding common stock of First Preferred Capital Trust IV (Trust), began soliciting consents from the holders of the 8.15% cumulative trust preferred securities of the Trust (Trust Preferred Securities). The Company solicited consents to amend: (a) the Indenture, dated April 1, 2003 (Indenture) relating to the 8.15% Subordinated Debentures due 2033 issued by the Company to the Trust (Debentures); (b) the Amended and Restated Trust Agreement, dated April 1, 2003, relating to the Trust (the Trust Agreement); and (c) the Preferred Securities Guarantee, dated April 1, 2003 (Guarantee Agreement) relating to the Trust Preferred Securities.

The Company solicited the consents to the Indenture, Trust Agreement and Guarantee Agreement in order to increase capital planning flexibility under the terms of those documents and the provisions of the indentures, guarantee agreements and trust agreements relating to other tranches of trust preferred securities. The amendments provide an opportunity for the Company to improve its capital position and decrease its level of indebtedness during a period in which it is deferring interest payments in accordance with the terms of the Indenture.

On January 25, 2011, the Company obtained the requisite consents from the holders of the Trust Preferred Securities approving the amendments. On January 26, 2011, the Company entered into the amendments that were approved in the consent solicitation, which consist of: (i) the First Supplemental Indenture, dated as of January 26, 2011 (Supplemental Indenture) between the Company, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee; (ii) the First Amendment to the Trust Agreement, dated January 26, 2011 (Trust Amendment), among the Company, The Bank of New York Mellon Trust Company, N.A., as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees named therein; and (iii) the First Amendment to Preferred Securities Guarantee Agreement, dated as of January 26, 2011 (Guarantee Amendment) between the Company, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Guarantee Trustee.

Note 2 – Discontinued Operations and Assets and Liabilities Held for Sale

Discontinued Operations.  Northern Illinois Region. During 2010, First Bank entered into three Branch Purchase and Assumption Agreements that provided for the sale of certain assets and the transfer of certain liabilities associated with 14 of First Bank’s branch banking offices in Northern Illinois, as further described below.

On December 21, 2010, First Bank entered into a Branch Purchase and Assumption Agreement with United Community Bank (United Community) that provided for the sale of certain assets and the transfer of certain liabilities associated with First Bank’s three retail branches in Pittsfield, Roodhouse and Winchester, Illinois to United Community. The transaction was completed on May 13, 2011, as further described in Note 18 to the consolidated financial statements. Under the terms of the agreement, United Community assumed approximately $92.5 million of deposits associated with these branches for a weighted average premium of approximately 2.4%, or $2.2 million. United Community also purchased approximately $37.9 million of loans as well as certain other assets at par value, including premises and equipment, associated with these branches. The assets and liabilities sold in this transaction are reflected in assets and liabilities of discontinued operations in the consolidated balance sheets as of March 31, 2011 and December 31, 2010.

On June 7, 2010, First Bank entered into a Branch Purchase and Assumption Agreement with Bank of Springfield that provided for the sale of certain assets and the transfer of certain liabilities of First Bank’s branch banking office located in Jacksonville, Illinois (Jacksonville Branch) to Bank of Springfield. The transaction was completed on September 24, 2010. Under the terms of the agreement, Bank of Springfield assumed $28.9 million of deposits associated with the Jacksonville Branch for a premium of approximately 4.00%, or $1.2 million. Bank of Springfield also purchased $2.2 million of loans as well as certain other assets at par value, including premises and equipment, associated with the Jacksonville Branch.

On May 7, 2010, First Bank entered into a Branch Purchase and Assumption Agreement with First Mid-Illinois Bank & Trust, N.A. (First Mid-Illinois) that provided for the sale of certain assets and the transfer of certain liabilities associated with 10 of First Bank’s retail branches in Peoria, Galesburg, Quincy, Bartonville, Knoxville and Bloomington, Illinois to First Mid-Illinois. The transaction was completed on September 10, 2010. Under the terms of the agreement, First Mid-Illinois assumed $336.0 million of deposits for a premium of 4.77%, or $15.6 million. First Mid-Illinois also purchased approximately $135.2 million of loans as well as certain other assets at par value, including premises and equipment, associated with these branches.

The 14 branches in the transactions with United Community, Bank of Springfield and First Mid-Illinois are collectively defined as the Northern Illinois Region (Northern Illinois Region). The Bank of Springfield and First Mid-Illinois transactions, in the aggregate, resulted in a gain of $6.4 million, net of a reduction in goodwill and intangible assets of $9.7 million allocated to the Northern Illinois Region, during the third quarter of 2010. The United Community transaction resulted in a preliminary gain of approximately $400,000, net of a reduction in goodwill and intangible assets of $1.6 million allocated to the Northern Illinois Region, during the second quarter of 2011, as further described in Note 18 to the consolidated financial statements.

The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities being sold in the Northern Illinois Region as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010. These assets and liabilities, which were previously reported in the First Bank segment, were sold as part of the Company’s Capital Plan to preserve risk-based capital. See further discussion of the Company’s Capital Plan under “Item 2 —Recent Developments and Other Matters – Capital Plan.”

Missouri Valley Partners, Inc. On March 5, 2010, First Bank entered into a Stock Purchase Letter Agreement that provided for the sale of First Bank’s subsidiary, Missouri Valley Partners, Inc. (MVP) to Stifel Financial Corp. The transaction was completed on April 15, 2010. Under the terms of the agreement, First Bank sold all of the capital stock of MVP for a purchase price of $515,000. The transaction resulted in a loss of $156,000 during the second quarter of 2010. The Company applied discontinued operations accounting to MVP for the three months ended March 31, 2010. MVP was previously reported in the First Bank segment and was sold as part of the Company’s Capital Plan.

Texas Region. On February 8, 2010, First Bank entered into a Purchase and Assumption Agreement with Prosperity Bank (Prosperity), headquartered in Houston, Texas, that provided for the sale of certain assets and the transfer of certain liabilities of First Bank’s Texas franchise (Texas Region) to Prosperity. The transaction was completed on April 30, 2010. Under the terms of the agreement, Prosperity assumed substantially all of the deposits associated with First Bank’s 19 Texas retail branches which totaled $492.2 million, for a premium of 5.50%, or $26.9 million. Prosperity also purchased $96.7 million of loans as well as certain other assets, including premises and equipment, associated with First Bank’s Texas Region. The transaction resulted in a gain of $5.0 million, net of a reduction in goodwill and intangible assets of $20.0 million allocated to the Texas Region, during the second quarter of 2010. The Company applied discontinued operations accounting to the assets and liabilities being sold in the Texas Region for the three months ended March 31, 2010. These assets and liabilities, which were previously reported in the First Bank segment, were sold as part of the Company’s Capital Plan.

WIUS, Inc. and WIUS of California, Inc. On December 3, 2009, First Bank and Universal Premium Acceptance Corporation, predecessor to WIUS, Inc., and its wholly owned subsidiary, WIUS of California, Inc. (collectively, WIUS), entered into a Purchase and Sale Agreement that provided for the sale of certain assets and the transfer of certain liabilities of WIUS to PFS Holding Company, Inc., Premium Financing Specialists, Inc., Premium Financing Specialists of California, Inc. and Premium Financing Specialists of the South, Inc. (collectively, PFS). Under the terms of the agreement, PFS purchased $141.3 million of loans as well as certain other assets, including premises and equipment, associated with WIUS. PFS also assumed certain other liabilities associated with WIUS. With the exception of the subsequent sale of $1.5 million of additional loans to PFS on February 26, 2010, the transaction was completed on December 31, 2009, and resulted in a loss of $13.1 million, net of a reduction in goodwill and intangible assets of $20.0 million allocated to WIUS, during the fourth quarter of 2009. On August 31, 2010, First Bank sold all of the capital stock of WIUS to an unrelated third party for a purchase price of approximately $100,000, which resulted in a loss of approximately $29,000. The Company applied discontinued operations accounting to WIUS for the three months ended March 31, 2010. WIUS, which was previously reported in the First Bank segment, was sold as part of the Company’s Capital Plan.

Chicago Region. On November 11, 2009, First Bank entered into a Purchase and Assumption Agreement that provided for the sale of certain assets and the transfer of certain liabilities of First Bank’s Chicago franchise (Chicago Region) to FirstMerit Bank, N.A. (FirstMerit). The transaction was completed on February 19, 2010. Under the terms of the agreement, FirstMerit assumed substantially all of the deposits associated with First Bank’s 24 Chicago retail branches which totaled $1.20 billion, for a premium of 3.50%, or $42.1 million. FirstMerit also purchased $301.2 million of loans as well as certain other assets, including premises and equipment, associated with First Bank’s Chicago Region. The transaction resulted in a gain of $8.4 million, net of a reduction in goodwill and intangible assets of $26.3 million allocated to the Chicago Region, during the first quarter of 2010. The Company applied discontinued operations accounting to the assets and liabilities being sold in the Chicago Region for the three months ended March 31, 2010. These assets and liabilities, which were previously reported in the First Bank segment, were sold as part of the Company’s Capital Plan.

Assets and liabilities of discontinued operations at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
	Northern Illinois	Northern Illinois
	(dollars expressed in thousands)

Cash and due from banks	$779	693
Loans:
Commercial, financial and agricultural	6,351	6,891
Real estate construction and development	20	50
Residential real estate	12,655	13,953
Multi-family residential	135	135
Commercial real estate	15,767	17,253
Consumer and installment, net of unearned discount	1,774	1,983
Total loans	36,702	40,265
Bank premises and equipment, net	832	850
Goodwill and other intangible assets	1,558	1,558
Other assets	344	166
Assets of discontinued operations	$40,215	43,532
Deposits:
Noninterest-bearing demand	$11,269	11,223
Interest-bearing demand	18,150	17,619
Savings and money market	25,066	23,832
Time deposits of $100 or more	5,359	5,789
Other time deposits	33,742	35,613
Total deposits	93,586	94,076
Accrued expenses and other liabilities	105	108
Liabilities of discontinued operations	$93,691	94,184

Income from discontinued operations, net of tax, for the three months ended March 31, 2011 was as follows:

Three Months Ended March 31, 2011
Northern Illinois
(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$607
Interest expense:
Interest on deposits	181
Total interest expense	181
Net interest income	426
Provision for loan losses	—
Net interest income after provision for loan losses	426
Noninterest income:
Service charges and customer service fees	161
Loan servicing fees	2
Total noninterest income	163
Noninterest expense:
Salaries and employee benefits	203
Occupancy, net of rental income	44
Furniture and equipment	19
Legal, examination and professional fees	1
FDIC insurance	81
Other	47
Total noninterest expense	395
Income from operations of discontinued operations	194
Provision (benefit) for income taxes	—
Net income from discontinued operations, net of tax	$194

Income from discontinued operations, net of tax, for the three months ended March 31, 2010 was as follows:

	Three Months Ended March 31, 2010
	Northern Illinois	Chicago	Texas	WIUS	MVP	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$3,306	2,391	1,363	—	—	7,060
Interest expense:
Interest on deposits	1,475	2,550	1,366	—	—	5,391
Other borrowings	—	—	3	4	—	7
Total interest expense	1,475	2,550	1,369	4	—	5,398
Net interest income (loss)	1,831	(159)	(6)	(4)	—	1,662
Provision for loan losses	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	1,831	(159)	(6)	(4)	—	1,662
Noninterest income:
Service charges and customer service fees	781	523	900	—	—	2,204
Investment management income	—	—	—	—	689	689
Loan servicing fees	—	—	62	—	—	62
Other	—	254	15	—	(1)	268
Total noninterest income	781	777	977	—	688	3,223
Noninterest expense:
Salaries and employee benefits	1,062	2,137	1,837	32	421	5,489
Occupancy, net of rental income	406	606	971	—	51	2,034
Furniture and equipment	126	178	233	—	13	550
Legal, examination and professional fees	21	123	56	5	81	286
Amortization of intangible assets	150	—	—	—	—	150
FDIC insurance	522	292	352	—	—	1,166
Other	225	424	519	29	22	1,219
Total noninterest expense	2,512	3,760	3,968	66	588	10,894
Income (loss) from operations of discontinued operations	100	(3,142)	(2,997)	(70)	100	(6,009)
Net gain (loss) on sale of discontinued operations	—	8,440	—	(88)	—	8,352
Provision (benefit) for income taxes	—	—	—	—	—	—
Net income (loss) from discontinued operations, net of tax	$100	5,298	(2,997)	(158)	100	2,343

The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations.

All financial information in the consolidated financial statements and notes to the consolidated financial statements reflects continuing operations, unless otherwise noted.

Assets Held for Sale and Liabilities Held for Sale.  On January 28, 2011, First Bank entered into a Branch Purchase and Assumption Agreement that provided for the sale of First Bank’s Edwardsville, Illinois branch office (Edwardsville Branch) to National Bank. Under the terms of the agreement, National Bank assumed $10.4 million of deposits associated with the Edwardsville Branch for a premium of $130,000. National Bank also purchased $667,000 of loans associated with the Edwardsville Branch at a premium of 0.5%, or approximately $3,000, and premises and equipment associated with the Edwardsville Branch at a premium of approximately $640,000. The transaction was completed on April 29, 2011 and resulted in a gain of approximately $265,000, net of a reduction in goodwill of $500,000 allocated to the transaction, as further described in Note 18 to the consolidated financial statements. The assets and liabilities associated with the Edwardsville Branch were reflected in assets held for sale and liabilities held for sale in the consolidated balance sheets as of March 31, 2011 and December 31, 2010.

On November 9, 2010, First Bank entered into a Branch Purchase and Assumption Agreement that provided for the sale of First Bank’s San Jose, California branch office (San Jose Branch) to City National Bank (City National). The transaction was completed on February 11, 2011 and resulted in a loss of $334,000 during the first quarter of 2011. Under the terms of the agreement, City National assumed $8.4 million of deposits for a premium of 5.85%, or approximately $371,000. City National also purchased certain other assets at par value, including premises and equipment. The assets and liabilities associated with the San Jose Branch were reflected in assets held for sale and liabilities held for sale in the consolidated balance sheet as of December 31, 2010.

The Edwardsville and San Jose branch sales were not included in discontinued operations as the Company will have continuing involvement in the respective regions.

Note 3 – Investments in Debt and Equity Securities

Securities Available for Sale.  The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at March 31, 2011 and December 31, 2010 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)
March 31, 2011:
Carrying value:
U.S. Treasury	$—	101,335	—	—	101,335	51	(113)	101,273	0.73%
U.S. Government sponsored agencies	1,000	19,147	—	—	20,147	216	(63)	20,300	1.70
Residential mortgage- backed	222	2,558	11,690	1,563,656	1,578,126	11,336	(8,302)	1,581,160	2.54
Commercial mortgage-backed	—	—	828	—	828	43	—	871	4.41
State and political subdivisions	1,719	3,719	1,538	—	6,976	311	—	7,287	3.99
Corporate notes	—	—	9,200	15,000	24,200	—	(17)	24,183	4.72
Equity investments	—	—	—	10,678	10,678	—	—	10,678	3.42
Total	$2,941	126,759	23,256	1,589,334	1,742,290	11,957	(8,495)	1,745,752	2.47
Fair value:
Debt securities	$3,017	127,070	23,409	1,581,578
Equity securities	—	—	—	10,678
Total	$3,017	127,070	23,409	1,592,256

Weighted average yield	3.53%	1.02%	2.85%	2.57%

December 31, 2010:
Carrying value:
U.S. Treasury	$—	101,478	—	—	101,478	4	(280)	101,202	0.73%
U.S. Government sponsored agencies	—	20,220	—	—	20,220	199	(87)	20,332	1.70
Residential mortgage-backed	262	5,646	15,152	1,320,364	1,341,424	9,447	(9,293)	1,341,578	2.48
Commercial mortgage-backed	—	—	966	—	966	42	—	1,008	4.19
State and political subdivisions	2,507	4,031	1,540	—	8,078	309	—	8,387	3.96
Equity investments	—	—	—	10,678	10,678	—	—	10,678	3.41
Total	$2,769	131,375	17,658	1,331,042	1,482,844	10,001	(9,660)	1,483,185	2.37
Fair value:
Debt securities	$2,832	131,600	17,912	1,320,163
Equity securities	—	—	—	10,678
Total	$2,832	131,600	17,912	1,330,841

Weighted average yield	4.01%	1.12%	2.09%	2.49%

Securities Held to Maturity.  The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at March 31, 2011 and December 31, 2010 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)
March 31, 2011:
Carrying value:
Residential mortgage -backed	$—	—	836	703	1,539	110	—	1,649	5.10%
Commercial mortgage -backed	—	6,405	—	—	6,405	317	—	6,722	5.16
State and political subdivisions	1,050	3,132	573	1,534	6,289	301	—	6,590	3.73
Total	$1,050	9,537	1,409	2,237	14,233	728	—	14,961	4.52
Fair value:
Debt securities	$1,050	9,886	1,510	2,515

Weighted average yield	1.35%	4.36%	4.72%	6.57%

December 31, 2010:
Carrying value:
Residential mortgage -backed	$—	—	962	912	1,874	132	—	2,006	5.15%
Commercial mortgage -backed	—	6,437	—	—	6,437	440	—	6,877	5.16
State and political subdivisions	—	733	574	1,534	2,841	266	—	3,107	5.66
Total	$—	7,170	1,536	2,446	11,152	838	—	11,990	5.29
Fair value:
Debt securities	$—	7,645	1,635	2,710

Weighted average yield	—%	4.99%	4.71%	6.51%

Proceeds from sales of available-for-sale investment securities were $25.6 million for the three months ended March 31, 2011. There were no sales of available-for-sale investment securities for the three months ended March 31, 2010. Gross realized gains and gross realized losses on investment securities for the three months ended March 31, 2011 were as follows:

Three Months Ended March 31, 2011
(dollars expressed in thousands)

Gross realized gains on sales of available-for-sale securities	$529
Gross realized losses on sales of available-for-sale securities	(1)
Other-than-temporary impairment	(1)
Net realized gains	$527

The Company did not recognize other-than-temporary impairment on available-for-sale equity securities for the three months ended March 31, 2010.

Investment securities with a carrying value of approximately $215.3 million and $234.9 million at March 31, 2011 and December 31, 2010, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars expressed in thousands)
March 31, 2011:
Available for sale:
U.S. Treasury	$61,067	(113)	—	—	61,067	(113)
U.S. Government sponsored agencies	8,725	(63)	—	—	8,725	(63)
Residential mortgage-backed	691,675	(8,230)	328	(72)	692,003	(8,302)
Corporate notes	4,183	(17)	—	—	4,183	(17)
Total	$765,650	(8,423)	328	(72)	765,978	(8,495)

December 31, 2010:
Available for sale:
U.S. Treasury	$91,193	(280)	—	—	91,193	(280)
U.S. Government sponsored agencies	8,731	(87)	—	—	8,731	(87)
Residential mortgage-backed	544,657	(9,218)	341	(75)	544,998	(9,293)
Total	$644,581	(9,585)	341	(75)	644,922	(9,660)

Residential Mortgage-backed securities – The unrealized losses on investments in residential mortgage-backed securities were caused by fluctuations in interest rates. The contractual terms of these securities are guaranteed by government-sponsored enterprises. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that First Bank will not be required to sell these securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired. At March 31, 2011 and December 31, 2010, the unrealized losses for residential mortgage-backed securities for 12 months or more included nine securities.

Note 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of the loan portfolio at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(dollars expressed in thousands)

Commercial, financial and agricultural	$947,219	1,045,832
Real estate construction and development	439,449	490,766
Real estate mortgage:
One-to-four family residential	987,742	1,050,895
Multi-family residential	176,112	178,289
Commercial real estate	1,511,869	1,642,920
Consumer and installment, net of unearned discount	24,730	29,112
Loans held for sale	17,914	54,470
Loans, net of unearned discount	$4,105,035	4,492,284
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

The allocation methodology applied by the Company, designed to assess the appropriateness of the allowance for loan losses, includes an allocation methodology, as well as management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a criticized status of special mention, substandard, doubtful or loss). The allocation methodology focuses on evaluation of several factors, including but not limited to: evaluation of facts and circumstances related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience within each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

When an individual loan is determined to be impaired, the allowance for loan losses attributable to the loan is allocated based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, as well as evaluation of legal options available to the Company. The amount of impairment is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the underlying collateral less applicable selling costs, or the observable market price of the loan. If foreclosure is probable or the loan is collateral dependent, impairment is measured using the fair value of the loan’s collateral, less estimated costs to sell. Large groups of homogeneous loans, such as residential mortgage, home equity and installment loans, are aggregated and collectively evaluated for impairment.

The following table presents the aging of loans by loan classification at March 31, 2011 and December 31, 2010:

	30-59 Days	60-89 Days	90 Days and Over	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing
	(dollars expressed in thousands)
March 31, 2011:
Commercial, financial and agricultural	$14,308	1,246	82,070	97,624	849,595	947,219	361
Real estate construction and development	1,801	240	126,589	128,630	310,819	439,449	—
One-to-four-family residential:
Bank portfolio	5,329	931	14,285	20,545	189,826	210,371	1,262
Mortgage Division portfolio	8,391	5,345	29,038	42,774	347,500	390,274	—
Home equity	4,043	1,944	8,037	14,024	373,073	387,097	809
Multi-family residential	10,337	8,050	12,462	30,849	145,263	176,112	—
Commercial real estate	6,141	1,635	111,915	119,691	1,392,178	1,511,869	—
Consumer and installment	787	136	42	965	23,765	24,730	—
Loan held for sale	—	—	—	—	17,914	17,914	—
Total	$51,137	19,527	384,438	455,102	3,649,933	4,105,035	2,432

December 31, 2010:
Commercial, financial and agricultural	$5,574	7,286	68,274	81,134	964,698	1,045,832	909
Real estate construction and development	1,523	10,816	137,176	149,515	341,251	490,766	2,932
One-to-four-family residential:
Bank portfolio	5,157	2,296	14,845	22,298	217,065	239,363	366
Mortgage Division portfolio	9,998	4,968	33,386	48,352	363,601	411,953	—
Home equity	5,373	1,658	8,438	15,469	384,110	399,579	1,316
Multi-family residential	16,279	1,670	12,960	30,909	147,380	178,289	—
Commercial real estate	9,391	15,252	129,187	153,830	1,489,090	1,642,920	—
Consumer and installment	515	265	165	945	28,167	29,112	—
Loan held for sale	—	—	—	—	54,470	54,470	—
Total	$53,810	44,211	404,431	502,452	3,989,832	4,492,284	5,523

Under the Company’s loan policy, loans are placed on nonaccrual status once principal or interest payments become 90 days past due. However, individual loan officers may submit written requests for approval to continue the accrual of interest on loans that become 90 days past due. These requests may be submitted for approval consistent with the authority levels provided in the Company’s credit approval policies, and they are only granted if an expected near term future event, such as a pending renewal or expected payoff, exists at the time the loan becomes 90 days past due. If the expected near term future event does not occur as anticipated, the loan is then placed on nonaccrual status. At March 31, 2011 and December 31, 2010, the Company had $2.4 million and $5.5 million, respectively, of loans past due 90 days or more and still accruing interest.

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

Under the Company’s risk rating system, special mention loans are those loans that do not currently expose the Company to sufficient risk to warrant classification as substandard, troubled debt restructuring (TDR) or nonaccrual, but possess weaknesses that deserve management’s close attention. Substandard loans include those loans characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. A loan is classified as a TDR when a borrower is experiencing financial difficulties that lead to the restructuring of a loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. Loans classified as nonaccrual have all the weaknesses inherent in those loans classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable. Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table presents the credit exposure of the commercial loan portfolio by internally assigned credit grade as of March 31, 2011 and December 31, 2010:

	Commercial and Industrial	Real Estate Construction and Development	Multi-family	Commercial Real Estate	Total
	(dollars expressed in thousands)
March 31, 2011:
Pass	$744,296	143,533	111,020	1,163,959	2,162,808
Special mention	37,462	71,797	4,785	142,177	256,221
Substandard	82,503	94,385	47,845	93,818	318,551
Troubled debt restructuring	1,249	3,145	—	—	4,394
Nonaccrual	81,709	126,589	12,462	111,915	332,675
	$947,219	439,449	176,112	1,511,869	3,074,649

December 31, 2010:
Pass	$829,820	151,686	112,369	1,285,902	2,379,777
Special mention	48,264	73,464	47,376	113,469	282,573
Substandard	100,383	128,227	5,584	95,933	330,127
Troubled debt restructuring	—	3,145	—	18,429	21,574
Nonaccrual	67,365	134,244	12,960	129,187	343,756
	$1,045,832	490,766	178,289	1,642,920	3,357,807

The following table presents the credit exposure of the one-to-four family residential mortgage Bank portfolio and home equity portfolio by internally assigned credit grade as of March 31, 2011 and December 31, 2010:

	Bank Portfolio		Home Equity	Total
	(dollars expressed in thousands)
March 31, 2011:
Pass	$ $	158,558	377,310	535,868
Special mention		7,700	809	8,509
Substandard		31,090	1,750	32,840
Nonaccrual		13,023	7,228	20,251
		$210,371	387,097	597,468

December 31, 2010:
Pass	$ $	175,947	389,566	565,513
Special mention		17,358	1,316	18,674
Substandard		31,579	1,575	33,154
Nonaccrual		14,479	7,122	21,601
		$239,363	399,579	638,942

The following table presents the credit exposure of the one-to-four family residential Mortgage Division portfolio and consumer and installment portfolio by payment activity as of March 31, 2011 and December 31, 2010:

	Mortgage Division Portfolio		Consumer and Installment	Total
	(dollars expressed in thousands)
March 31, 2011:
Pass	$ $	265,787	24,688	290,475
Substandard		10,131	—	10,131
Troubled debt restructuring		85,318	—	85,318
Nonaccrual		29,038	42	29,080
		$390,274	24,730	415,004

December 31, 2010:
Pass	$ $	277,379	28,947	306,326
Substandard		9,859	—	9,859
Troubled debt restructuring		91,329	—	91,329
Nonaccrual		33,386	165	33,551
		$411,953	29,112	441,065

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

The following tables present the recorded investment, unpaid principal balance, related allowance for loan losses, average recorded investment and interest income recognized while on impaired status for impaired loans without a related allowance for loan losses and for impaired loans with a related allowance for loan losses by loan classification at March 31, 2011 and December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
	(dollars expressed in thousands)
March 31, 2011:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$19,883	39,487	—	18,014	13
Real estate construction and development	64,119	81,413	—	66,011	32
Real estate mortgage:
Bank portfolio	3,713	3,760	—	3,921	—
Mortgage Division portfolio	15,305	32,610	—	15,998	—
Home equity portfolio	—	—	—	—	—
Multi-family residential	7,924	10,015	—	8,082	—
Commercial real estate	52,114	62,897	—	60,426	86
Consumer and installment	—	—	—	—	—
	163,058	230,182	—	172,452	131
With A Related Allowance Recorded:
Commercial, financial and agricultural	63,075	77,212	7,348	57,148	—
Real estate construction and development	65,615	123,549	10,566	67,551	15
Real estate mortgage:
Bank portfolio	9,310	11,636	328	9,830	—
Mortgage Division portfolio	99,051	107,472	15,041	103,538	683
Home equity portfolio	7,228	7,815	1,446	7,175	—
Multi-family residential	4,538	7,673	1,253	4,629	—
Commercial real estate	59,801	76,430	8,593	69,340	—
Consumer and installment	42	42	17	104	—
	308,660	411,829	44,592	319,315	698
Total:
Commercial, financial and agricultural	82,958	116,699	7,348	75,162	13
Real estate construction and development	129,734	204,962	10,566	133,562	47
Real estate mortgage:
Bank portfolio	13,023	15,396	328	13,751	—
Mortgage Division portfolio	114,356	140,082	15,041	119,536	683
Home equity portfolio	7,228	7,815	1,446	7,175	—
Multi-family residential	12,462	17,688	1,253	12,711	—
Commercial real estate	111,915	139,327	8,593	129,766	86
Consumer and installment	42	42	17	104	—
	$471,718	642,011	44,592	491,767	829

	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
	(dollars expressed in thousands)
December 31, 2010:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$9,777	29,258	—	9,244	246
Real estate construction and development	40,527	40,997	—	79,408	38
Real estate mortgage:
Bank portfolio	4,141	4,324	—	4,088	—
Mortgage Division portfolio	15,469	34,113	—	15,536	—
Home equity portfolio	—	—	—	—	—
Multi-family residential	5,555	5,702	—	4,833	—
Commercial real estate	54,317	56,983	—	47,881	1,249
Consumer and installment	—	—	—	—	—
	129,786	171,377	—	160,990	1,533
With A Related Allowance Recorded:
Commercial, financial and agricultural	57,588	70,668	6,617	54,448	21
Real estate construction and development	96,862	187,568	10,605	189,790	695
Real estate mortgage:
Bank portfolio	10,338	12,550	372	10,204	—
Mortgage Division portfolio	109,246	117,075	16,746	109,721	3,697
Home equity portfolio	7,122	7,601	1,155	5,302	—
Multi-family residential	7,405	12,349	1,024	6,443	—
Commercial real estate	93,299	120,311	14,329	82,244	—
Consumer and installment	165	165	55	290	—
	382,025	528,287	50,903	458,442	4,413
Total:
Commercial, financial and agricultural	67,365	99,926	6,617	63,692	267
Real estate construction and development	137,389	228,565	10,605	269,198	733
Real estate mortgage:
Bank portfolio	14,479	16,874	372	14,292	—
Mortgage Division portfolio	124,715	151,188	16,746	125,257	3,697
Home equity portfolio	7,122	7,601	1,155	5,302	—
Multi-family residential	12,960	18,051	1,024	11,276	—
Commercial real estate	147,616	177,294	14,329	130,125	1,249
Consumer and installment	165	165	55	290	—
	$511,811	699,664	50,903	619,432	5,946

Recorded investment represents the Company’s investment in its impaired loans reduced by any charge-offs recorded against the allowance for loan losses on these same loans. At March 31, 2011 and December 31, 2010, the Company had recorded charge-offs of $170.3 million and $187.9 million, respectively, on its impaired loans, representing the difference between the unpaid principal balance and the recorded investment reflected in the table above. The unpaid principal balance represents the principal amount contractually owed to the Company by the borrowers on the impaired loans.

The outstanding balance and carrying amount of impaired loans acquired in acquisitions was $567,000 and $94,000 at March 31, 2011, respectively, $1.4 million and $314,000 at December 31, 2010, respectively, and $5.0 million and $1.3 million at March 31, 2010, respectively. Changes in the carrying amount of impaired loans acquired in acquisitions for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
	(dollars expressed in thousands)

Balance, beginning of period	$314	1,945
Transfers to other real estate	(49)	(192)
Loans charged-off	(29)	(345)
Payments and settlements	(142)	(94)
Balance, end of period	$94	1,314

As the loans were classified as nonaccrual loans, there was no accretable yield related to these loans at March 31, 2011 and December 31, 2010. There were no impaired loans acquired during the three months ended March 31, 2011 and 2010.

Changes in the allowance for loan losses for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
	(dollars expressed in thousands)

Balance, beginning of period	$201,033	266,448
Allowance for loan losses allocated to loans sold	—	(257)
	201,033	266,191
Loans charged-off	(36,905)	(88,382)
Recoveries of loans previously charged-off	9,845	30,255
Net loans charged-off	(27,060)	(58,127)
Provision for loan losses	10,000	42,000
Balance, end of period	$183,973	250,064

The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011 in addition to the impairment method used by loan category at March 31, 2011:

	Commercial and Industrial	Real Estate Construction and Development	One-to-Four Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
March 31, 2011:
Allowance for loan losses:
Beginning balance	$28,000	58,439	60,762	5,158	47,880	794	201,033
Charge-offs	(5,554)	(10,314)	(9,725)	—	(11,094)	(218)	(36,905)
Recoveries	2,890	3,870	1,282	—	1,719	84	9,845
Provision for loan losses	1,235	339	3,410	3,362	1,618	36	10,000
Ending balance	$26,571	52,334	55,729	8,520	40,123	696	183,973
Ending balance: individually evaluated for impairment	$5,394	7,486	3,077	957	5,936	—	22,850
Ending balance: collectively evaluated for impairment	$21,177	44,848	52,652	7,563	34,187	696	161,123
Financing receivables:
Ending balance	$947,219	439,449	987,742	176,112	1,511,869	24,730	4,087,121
Ending balance: individually evaluated for impairment	$60,698	123,934	21,728	12,462	100,800	—	319,622
Ending balance: collectively evaluated for impairment	$886,521	315,515	966,014	163,650	1,411,069	24,730	3,767,499
Ending balance: loans acquired with deteriorated credit quality	$—	—	94	—	—	—	94

The following table represents a summary of the allowance for loan losses by portfolio segment at December 31, 2010 in addition to the impairment method used by loan category at December 31, 2010:

	Commercial and Industrial	Real Estate Construction and Development	One-to-Four Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
December 31, 2010:
Allowance for loan losses	$28,000	58,439	60,762	5,158	47,880	794	201,033
Ending balance: individually evaluated for impairment	$4,690	6,572	4,975	644	9,997	—	26,878
Ending balance: collectively evaluated for impairment	$23,310	51,867	55,787	4,514	37,883	794	174,155
Financing receivables:
Ending balance	$1,045,832	490,766	1,050,895	178,289	1,642,920	29,112	4,437,814
Ending balance: individually evaluated for impairment	$44,585	128,797	30,388	12,960	136,254	—	352,984
Ending balance: collectivelyevaluated for impairment	$1,001,247	361,969	1,020,507	165,329	1,506,666	29,112	4,084,830
Ending balance: loans acquired with deteriorated credit quality	$—	—	314	—	—	—	314

Note 5 – Goodwill And Other Intangible Assets

Goodwill and other intangible assets, net of amortization, were comprised of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars expressed in thousands)

Amortized intangible assets:
Core deposit intangibles (1)	$17,074	(14,786)	20,594	(17,507)

Unamortized intangible assets:
Goodwill (2)	$125,967		125,967

_________________
(1)
The gross carrying amount and accumulated amortization for core deposit intangibles at March 31, 2011 and December 31, 2010 have been reduced by $617,000 and $559,000, respectively, or a net of $58,000, related to discontinued operations, as further described in Note 2 to the consolidated financial statements.

(2)
Goodwill at March 31, 2011 and December 31, 2010 has been reduced by $2.0 million, related to discontinued operations and assets held for sale, as further described below and in Note 2 to the consolidated financial statements.

The Company allocated goodwill related to the remaining branches to be sold in the Northern Illinois Region of $1.5 million, which is included in assets of discontinued operations at March 31, 2011 and December 31, 2010. The Company allocated goodwill related to the sale of the Edwardsville Branch of $500,000, which is included in assets held for sale at March 31, 2011 and December 31, 2010. The Company did not allocate any goodwill to the sale of the San Jose Branch.

Core deposit intangibles of $58,000 related to the remaining branches to be sold in the Northern Illinois Region were included in assets of discontinued operations at March 31, 2011 and December 31, 2010.

Amortization of intangible assets was $799,000 and $925,000 for the three months ended March 31, 2011 and 2010, respectively. Amortization of core deposit intangibles has been estimated in the following table.

(dollars expressed in thousands)
Year ending December 31:
2011 remaining	$1,824
2012	464
Total	$2,288

The Company’s annual measurement date for its goodwill impairment test is December 31. The Company engaged an independent valuation firm to assist in computing the fair value estimate for the impairment assessment by utilizing two separate valuation methodologies and applying a weighted average to each methodology in order to determine fair value for its single reporting unit, First Bank. The valuation methodologies utilized a comparison of the average price to book value of comparable businesses and a discounted cash flow valuation technique. Taking into account this independent third party valuation, the Company concluded that the carrying value of its single reporting unit exceeded its estimated fair value at December 31, 2010.

Because the carrying value of the Company’s reporting unit exceeded the estimated fair value at December 31, 2010, the Company engaged the same independent valuation firm to assist in computing the fair value of First Bank’s assets and liabilities in order to determine the implied fair value of First Bank’s goodwill at December 31, 2010. Management compared the implied fair value of First Bank’s goodwill, as determined by the independent valuation firm, with its carrying value. Taking into account the results of the goodwill impairment analysis performed for the year ended December 31, 2010, First Bank did not record goodwill impairment.

As a result of continued adversity in the Company’s business climate, the Company performed an interim period goodwill impairment analysis as of March 31, 2011. The Step 1 analysis of the interim goodwill impairment test indicated the carrying amount of the Company’s single reporting unit exceeded the estimated fair value. Therefore, Step 2 testing was required. The Company determined, as a result of the Step 2 analysis, that the goodwill assigned to the Company’s single reporting unit was not impaired as of March 31, 2011.

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

The estimated fair value assigned to loans significantly affected the determination of the implied fair value of First Bank’s goodwill at March 31, 2011 and December 31, 2010. The implied fair value of a reporting unit’s goodwill will generally increase if the estimated fair value of the reporting unit’s loans is less than the carrying value of the reporting unit’s loans. The estimated fair value of the reporting unit’s loans was derived from discounted cash flow analyses. Loans were grouped into loan pools based on similar characteristics such as maturity, payment type and payment frequency, and rate type and underlying index. These cash flow calculations include assumptions for prepayment estimates over the loan’s remaining life, considerations for the current interest rate environment compared to the weighted average rate of the loan portfolio, a credit risk component based on the historical and expected performance of each loan portfolio stratum and a liquidity adjustment related to the current market environment. To the extent any of these assumptions change in the future, the implied fair value of the reporting unit’s goodwill could change materially. A decrease in the discount rate utilized in deriving the estimated fair value of the reporting unit’s loans would decrease the implied fair value of goodwill.

The estimated fair value assigned to the core deposit intangible, or First Bank’s deposit base, also significantly affected the determination of the implied fair value of First Bank’s goodwill at March 31, 2011 and December 31, 2010. The implied fair value of a reporting unit’s goodwill will generally decrease by the estimated fair value assigned to the reporting unit’s core deposit intangible. The estimated fair value of the core deposit intangible was derived from discounted cash flow analyses with considerations for estimated deposit runoff, cost of the deposit base, interest costs, net maintenance costs and the cost of alternative funds. The resulting estimate of the fair value of the core deposit intangible represents the present value of the difference in cash flows between maintaining the existing deposits and obtaining alternative funds over the life of the deposit base. To the extent any of these assumptions used to determine the estimated fair value of the core deposit intangible change in the future, the implied fair value of the reporting unit’s goodwill could change materially.

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

Note 6 – Servicing Rights

Mortgage Banking Activities.  At March 31, 2011 and December 31, 2010, First Bank serviced mortgage loans for others totaling $1.29 billion and $1.27 billion, respectively. Changes in mortgage servicing rights for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
	(dollars expressed in thousands)

Balance, beginning of period	$12,150	12,130
Originated mortgage servicing rights	1,118	796
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	199	275
Other changes in fair value (2)	(577)	(497)
Balance, end of period	$12,890	12,704
_________________
(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Other Servicing Activities.  At March 31, 2011 and December 31, 2010, First Bank serviced United States Small Business Administration (SBA) loans for others totaling $194.5 million and $200.4 million, respectively. Changes in SBA servicing rights for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
	(dollars expressed in thousands)

Balance, beginning of period	$7,432	8,478
Originated SBA servicing rights	—	21
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	227	106
Other changes in fair value (2)	(338)	(633)
Balance, end of period	$7,321	7,972

_________________
(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Note 7 – Earnings (Loss) Per Common Share

The following is a reconciliation of basic and diluted earnings (loss) per share (EPS) for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands, except share and per share data)

Basic:
Net loss from continuing operations attributable to First Banks, Inc.	$(6,342)	(29,912)
Preferred stock dividends declared and undeclared	(4,388)	(4,161)
Accretion of discount on preferred stock	(855)	(833)
Net loss from continuing operations attributable to common stockholders	(11,585)	(34,906)
Net income from discontinued operations attributable to common stockholders	194	2,343
Net loss available to First Banks, Inc. common stockholders	$(11,391)	(32,563)

Weighted average shares of common stock outstanding	23,661	23,661

Basic loss per common share – continuing operations	$(489.61)	(1,475.28)
Basic earnings per common share – discontinued operations	$8.20	99.02
Basic loss per common share	$(481.41)	(1,376.26)

Diluted:
Net loss from continuing operations attributable to common stockholders	$(11,585)	(34,906)
Net income from discontinued operations attributable to common stockholders	194	2,343
Net loss available to First Banks, Inc. common stockholders	(11,391)	(32,563)
Effect of dilutive securities:
Class A convertible preferred stock	—	—
Diluted loss per common share – net loss available to First Banks, Inc. common stockholders	$(11,391)	(32,563)

Weighted average shares of common stock outstanding	23,661	23,661
Effect of dilutive securities:
Class A convertible preferred stock	—	—
Weighted average diluted shares of common stock outstanding	23,661	23,661

Diluted loss per common share – continuing operations	$(489.61)	(1,475.28)
Diluted earnings per common share – discontinued operations	$8.20	99.02
Diluted loss per common share	$(481.41)	(1,376.26)

Note 8 – Transactions With Related Parties

First Services, L.P. First Services, L.P. (First Services), a limited partnership indirectly owned by the Company’s Chairman and members of his immediate family, provides information technology, item processing and various related services to the Company and First Bank. Fees paid under agreements with First Services were $6.1 million and $6.9 million for the three months ended March 31, 2011 and 2010, respectively. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of such equipment of $521,000 and $742,000 during the three months ended March 31, 2011 and 2010, respectively. In addition, First Services paid approximately $462,000 and $465,000 for the three months ended March 31, 2011 and 2010, respectively, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.

Effective January 1, 2009, First Services entered into an Affiliate Services Agreement with the Company and First Bank. The Affiliate Services Agreement relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, insurance services and vendor payment processing services. Fees accrued under the Affiliate Services Agreement by First Services were $50,000 and $65,000 for the three months ended March 31, 2011 and 2010, respectively.

First Brokerage America, L.L.C. First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by the Company’s Chairman and members of his immediate family, received approximately $1.6 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively, in gross commissions paid by unaffiliated third-party companies. The commissions received primarily resulted from sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid approximately $149,000 and $41,000 for the three months ended March 31, 2011 and 2010, respectively, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.

Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of the Company’s Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $118,000 and $114,000 for the three months ended March 31, 2011 and 2010, respectively.

First Capital America, Inc. / FB Holdings, LLC. In May 2008, the Company formed FB Holdings, a limited liability company organized in the state of Missouri. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. During 2008, First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $133.3 million and FCA contributed cash of $125.0 million to FB Holdings. As a result, First Bank owned 53.23% and FCA owned the remaining 46.77% of FB Holdings as of March 31, 2011. The contribution of cash by FCA is reflected as a component of stockholders’ equity in the consolidated balance sheets and, consequently, increased the Company’s and First Bank’s risk-based capital ratios under then-existing regulatory guidelines, subject to certain limitations.

FB Holdings entered into a Services Agreement with the Company and First Bank effective May 2008. The Services Agreement relates to various services provided to FB Holdings by the Company and First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the Services Agreement by FB Holdings were $54,000 and $102,000 for the three months ended March 31, 2011 and 2010, respectively.

Investors of America Limited Partnership. On March 24, 2011, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement (the Credit Agreement) with Investors of America Limited Partnership (Investors of America, LP), as further described in Note 11 to the consolidated financial statements. Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of the Company’s Chairman and members of his immediate family. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of December 31, 2012 and an interest rate of the London Interbank Offered Rate (LIBOR) plus 300 basis points, is intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses for the foreseeable future. There were no balances outstanding with respect to the Credit Agreement as of and for the three months ended March 31, 2011.

Loans to Directors and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of the Company were approximately $4.0 million and $9.1 million at March 31, 2011 and December 31, 2010, respectively. First Bank does not extend credit to its officers or to officers of the Company, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.

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

The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at March 31, 2011 and December 31, 2010. The Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below in order to meet the minimum capital adequacy standards.

First Bank was categorized as well capitalized at March 31, 2011 and December 31, 2010 under the prompt corrective action provisions of the regulatory capital standards. First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below in order to be categorized as well capitalized. In addition, First Bank is currently required to maintain its Tier 1 capital to total assets ratio at no less than 7.00% in accordance with the provisions of its informal agreement entered into with the MDOF, as further described in Note 1 to the consolidated financial statements. First Bank’s Tier 1 capital to total assets ratio of 7.83% and 7.68% at March 31, 2011 and December 31, 2010, respectively, exceeded the 7.00% minimum level required under the terms of the informal agreement with the MDOF.

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

At March 31, 2011 and December 31, 2010, the Company and First Bank’s required and actual capital ratios were as follows:

						To be Well Capitalized Under Prompt Corrective Action Provisions

	Actual				For Capital Adequacy Purposes
	March 31, 2011		December 31, 2010 (1)
	Amount	Ratio	Amount	Ratio
	(dollars expressed in thousands)

Total capital (to risk-weighted assets):
First Banks, Inc.	$193,196	4.29%	$305,006	6.29%	8.0%	N/A
First Bank	620,373	13.78	626,976	12.95	8.0	10.0%

Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	96,598	2.14	152,503	3.15	4.0	N/A
First Bank	562,485	12.49	564,664	11.66	4.0	6.0

Tier 1 capital (to average assets):
First Banks, Inc.	96,598	1.35	152,503	1.99	4.0	N/A
First Bank	562,485	7.89	564,664	7.40	4.0	5.0

_________________
(1)
The decline in First Banks, Inc.’s regulatory capital ratios during the first quarter of 2011 reflects the implementation of new Federal Reserve rules that became effective on March 31, 2011, as further described below. First Banks, Inc.’s total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) at December 31, 2010 would have been 4.53%, 2.27% and 1.44%, respectively, under the new rules if implemented as of December 31, 2010.

In March 2005, the Federal Reserve adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve’s final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provided for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. In March 2009, the Federal Reserve adopted a final rule that delayed the effective date for the application of the quantitative limits to March 31, 2011. Until March 31, 2011, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital was limited to 25% of the sum of the following core capital elements: qualifying common stockholders’ equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying noncontrolling interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. The Company determined that the Federal Reserve’s final rules that became effective on March 31, 2011, if implemented as of December 31, 2010, would have reduced the Company’s total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 4.53%, 2.27% and 1.44%, respectively.

As a result of the implementation of the Federal Reserve’s final rule on March 31, 2011, the Company remains below the minimum regulatory capital standards established for bank holding companies, as noted above, and could be subject to additional actions by regulators that could have a direct material effect on the operations and financial condition of the Company and First Bank. The final rules that became effective on March 31, 2011 had no impact on First Bank’s regulatory capital ratios.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 restricts new issuances of trust preferred securities from being included as Tier 1 capital for all bank holding companies.

Note 10 – Business Segment Results

The Company’s business segment is First Bank. The reportable business segment is consistent with the management structure of the Company, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans and small business lending. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, ATMs, telephone banking, safe deposit boxes, and trust and private banking services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees generated by the Company’s mortgage banking and trust and private banking business units. The Company’s products and services are offered to customers primarily within its geographic areas, which include eastern Missouri, Illinois, southern and northern California, and Florida’s Manatee, Pinellas, Hillsborough and Pasco counties. Certain loan products are available nationwide.

The business segment results are consistent with the Company’s internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. The business segment results are summarized as follows:

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(dollars expressed in thousands)
Balance sheet information:
Investment securities	$1,749,307	1,483,659	10,678	10,678	1,759,985	1,494,337
Loans, net of unearned discount	4,105,035	4,492,284	—	—	4,105,035	4,492,284
FHLB and FRB stock	28,202	30,121	—	—	28,202	30,121
Goodwill and other intangible assets	128,255	129,054	—	—	128,255	129,054
Assets held for sale	2,177	2,266	—	—	2,177	2,266
Assets of discontinued operations	40,215	43,532	—	—	40,215	43,532
Total assets	7,193,441	7,361,706	15,955	16,422	7,209,396	7,378,128
Deposits	6,250,111	6,462,068	(3,394)	(3,653)	6,246,717	6,458,415
Other borrowings	39,404	31,761	—	—	39,404	31,761
Subordinated debentures	—	—	354,000	353,981	354,000	353,981
Liabilities held for sale	12,740	23,406	—	—	12,740	23,406
Liabilities of discontinued operations	93,691	94,184	—	—	93,691	94,184
Stockholders’ equity	693,628	693,458	(393,656)	(386,163)	299,972	307,295

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
	(dollars expressed in thousands)
Income statement information:
Interest income	$62,118	84,669	150	102	62,268	84,771
Interest expense	10,472	19,404	3,299	3,095	13,771	22,499
Net interest income (loss)	51,646	65,265	(3,149)	(2,993)	48,497	62,272
Provision for loan losses	10,000	42,000	—	—	10,000	42,000
Net interest income (loss) after provision for loan losses	41,646	23,265	(3,149)	(2,993)	38,497	20,272
Noninterest income	14,177	16,734	(53)	(1,326)	14,124	15,408
Amortization of intangible assets	799	925	—	—	799	925
Other noninterest expense	58,053	64,919	(6)	80	58,047	64,999
Loss from continuing operations before provision (benefit) for income taxes	(3,029)	(25,845)	(3,196)	(4,399)	(6,225)	(30,244)
Provision (benefit) for income taxes	143	105	(91)	—	52	105
Net loss from continuing operations, net of tax	(3,172)	(25,950)	(3,105)	(4,399)	(6,277)	(30,349)
Discontinued operations, net of tax	194	2,343	—	—	194	2,343
Net loss	(2,978)	(23,607)	(3,105)	(4,399)	(6,083)	(28,006)
Net income (loss) attributable to noncontrolling interest in subsidiary	65	(437)	—	—	65	(437)
Net loss attributable to First Banks, Inc	$(3,043)	(23,170)	(3,105)	(4,399)	(6,148)	(27,569)

Note 11 – Notes Payable and Other Borrowings

Notes Payable. On March 24, 2011, the Company entered into a Credit Agreement with Investors of America, LP, as further described in Note 8 to the consolidated financial statements. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of December 31, 2012 and an interest rate of LIBOR plus 300 basis points, is intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses for the foreseeable future. The parent company’s unrestricted cash was $3.4 million and $3.6 million at March 31, 2011 and December 31, 2010, respectively. There were no balances outstanding with respect to the Credit Agreement as of and for the three months ended March 31, 2011.

Other Borrowings. Other borrowings were comprised solely of daily securities sold under agreement to repurchase of $39.4 million and $31.8 million at March 31, 2011 and December 31, 2010, respectively.

Note 12 – Subordinated Debentures

The Company has formed or assumed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. The Company owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate junior subordinated debentures from the Company. The junior subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, the Company made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts under the trust preferred securities. The Company’s distributions accrued on the junior subordinated debentures were $3.3 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively, and are included in interest expense in the consolidated statements of operations. Deferred issuance costs associated with the Company’s junior subordinated debentures are included as a reduction of junior subordinated debentures in the consolidated balance sheets and are amortized on a straight-line basis to the maturity date of the respective junior subordinated debentures. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in the Company’s capital base, as further discussed in Note 9 to the consolidated financial statements.

A summary of the junior subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at March 31, 2011 and December 31, 2010 were as follows:
Name of Trust	Issuance Date	Maturity Date	Call Date (1)	Interest Rate (2)		Trust Preferred Securities	Subordinated Debentures
						(dollars expressed in thousands)
Variable Rate
First Bank Statutory Trust II	September 2004	September 20, 2034	September 20, 2009	+ 205.0	bp	$20,000	$20,619
Royal Oaks Capital Trust I	October 2004	January 7, 2035	January 7, 2010	+ 240.0	bp	4,000	4,124
First Bank Statutory Trust III	November 2004	December 15, 2034	December 15, 2009	+ 218.0	bp	40,000	41,238
First Bank Statutory Trust IV	March 2006	March 15, 2036	March 15, 2011	+ 142.0	bp	40,000	41,238
First Bank Statutory Trust V	April 2006	June 15, 2036	June 15, 2011	+ 145.0	bp	20,000	20,619
First Bank Statutory Trust VI	June 2006	July 7, 2036	July 7, 2011	+ 165.0	bp	25,000	25,774
First Bank Statutory Trust VII	December 2006	December 15, 2036	December 15, 2011	+ 185.0	bp	50,000	51,547
First Bank Statutory Trust VIII	February 2007	March 30, 2037	March 30, 2012	+ 161.0	bp	25,000	25,774
First Bank Statutory Trust X	August 2007	September 15, 2037	September 15, 2012	+ 230.0	bp	15,000	15,464
First Bank Statutory Trust IX	September 2007	December 15, 2037	December 15, 2012	+ 225.0	bp	25,000	25,774
First Bank Statutory Trust XI	September 2007	December 15, 2037	December 15, 2012	+ 285.0	bp	10,000	10,310

Fixed Rate
First Bank Statutory Trust	March 2003	March 20, 2033	March 20, 2008	8.10%		25,000	25,774
First Preferred Capital Trust IV	April 2003	June 30, 2033	June 30, 2008	8.15%		46,000	47,423

_________________
(1)	The junior subordinated debentures are callable at the option of the Company on the call date shown at 100% of the principal amount plus accrued and unpaid interest.
(2)	The interest rates paid on the trust preferred securities are based on either a variable rate or a fixed rate. The variable rate is based on the three-month LIBOR plus the basis point spread shown.

In August 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated notes and the related trust indentures allow the Company to defer such payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. The Company has deferred $21.8 million and $18.8 million of its regularly scheduled interest payments as of March 31, 2011 and December 31, 2010, respectively. In addition, the Company has accrued additional interest expense of $869,000 and $621,000 as of March 31, 2011 and December 31, 2010, respectively, on the regularly scheduled deferred interest payments based on the interest rate in effect for each junior subordinated note issuance in accordance with the respective terms of the underlying agreements.

In March 2008, the Company entered into four interest rate swap agreements with an aggregate notional amount of $125.0 million, which were designated as cash flow hedges prior to August 10, 2009, to effectively convert the interest payments on four issuances of the junior subordinated debentures from variable rate to fixed rate to the respective call dates, as further described in Note 16 to the consolidated financial statements. The announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009 resulted in the discontinuation of hedge accounting on the Company’s interest rate swap agreements designated as cash flow hedges on its junior subordinated debentures. Accordingly, the Company reclassified a cumulative fair value adjustment of $4.6 million on its interest rate swap agreements designated as cash flow hedges from accumulated other comprehensive loss to net loss on derivative instruments. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements was recorded as a reduction of noninterest income rather than an increase to interest expense on junior subordinated debentures effective August 2009.

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

As further described in Note 1 to the consolidated financial statements, the Company successfully completed a consent solicitation and amended certain provisions of the Indenture and related Guarantee and Trust Agreements associated with the trust preferred securities of First Preferred Capital Trust IV.

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

On December 31, 2008, the Company issued 295,400 shares of Class C Preferred Stock and 14,770 shares of Class D Preferred Stock to the U.S. Treasury in conjunction with the U.S. Treasury’s Troubled Asset Relief Program’s Capital Purchase Program (CPP). The Class C Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class C Preferred Stock have no voting rights except in certain limited circumstances. The Class C Preferred Stock carries an annual dividend rate equal to 5% for the first five years and the annual dividend rate increases to 9% thereafter, payable quarterly in arrears beginning February 15, 2009. The Class D Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class D Preferred Stock have no voting rights except in certain limited circumstances. The Class D Preferred Stock carries an annual dividend rate equal to 9%, payable quarterly in arrears beginning February 15, 2009. The Class C Preferred Stock and the Class D Preferred Stock qualify as Tier 1 capital. Effective February 17, 2009, the Class C Preferred Stock and the Class D Preferred Stock may be redeemed at any time without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the Company’s primary regulatory agency. The Class D Preferred Stock may not be redeemed until all of the outstanding shares of the Class C Preferred Stock have been redeemed. In addition, the U.S. Treasury has certain supervisory and oversight duties and responsibilities under the CPP and, pursuant to the terms of the agreement governing the issuance of the Class C Preferred Stock and the Class D Preferred Stock to the U.S. Treasury (Purchase Agreement), the U.S. Treasury is empowered to unilaterally amend any provision of the Purchase Agreement with the Company to the extent required to comply with any changes in applicable federal statutes. As a result of the Company’s deferral of dividends to the U.S. Treasury for an aggregate of six quarters, the U.S. Treasury has the right to elect two directors to the Company’s Board but has not elected to do so as of May 13, 2011.

The Company allocated the total proceeds received under the CPP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million is being accreted to retained earnings on a level-yield basis over five years. Accretion of the discount on the Class C Preferred Stock was $855,000 and $833,000 for the three months ended March 31, 2011 and 2010, respectively.

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

On August 10, 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 12 to the consolidated financial statements. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, the Company also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009. The Company has declared and deferred $28.2 million and $24.1 million of its regularly scheduled dividend payments on its Class C Preferred Stock and Class D Preferred Stock, and has declared and accrued an additional $1.4 million and $990,000 of cumulative dividends on such deferred dividend payments at March 31, 2011 and December 31, 2010, respectively.

The following table presents the transactions affecting accumulated other comprehensive income (loss) included in stockholders’ equity for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(dollars expressed in thousands)

Net loss	$(6,083)	(28,006)
Other comprehensive income (loss):
Unrealized gains on available-for-sale investment securities, net of tax	2,364	2,486
Reclassification adjustment for available-for-sale investment securities gains included in net loss, net of tax	(335)	—
Reclassification adjustment for deferred tax asset valuation allowance on investment securities	1,093	1,256
Change in unrealized gains on derivative instruments, net of tax	—	(1,245)
Reclassification adjustment for deferred tax asset valuation allowance on derivative instruments	—	(670)
Amortization of net loss related to pension liability, net of tax	15	64
Reclassification adjustment for deferred tax asset valuation allowance on pension liability	11	47
Comprehensive loss	(2,935)	(26,068)
Comprehensive income (loss) attributable to noncontrolling interest in subsidiary	65	(437)
Comprehensive loss attributable to First Banks, Inc.	$(3,000)	(25,631)

Note 14 – Income Taxes

The realization of the Company’s net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies. The Company has a full valuation allowance against its net deferred tax assets at March 31, 2011 and December 31, 2010. The deferred tax asset valuation allowance was recorded in accordance with ASC Topic 740, “Income Taxes.” Under ASC Topic 740, the Company is required to assess whether it is “more likely than not” that some portion or all of its deferred tax assets will not be realized. Pursuant to ASC Topic 740, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years.  If, in the future, the Company generates taxable income on a sustained basis, management may conclude the deferred tax asset valuation allowance is no longer required, which would result in the reversal of a portion or all of the deferred tax asset valuation allowance, which would be reflected as a benefit for income taxes in the consolidated statements of operations.

A summary of the Company’s deferred tax assets and deferred tax liabilities at March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010
	(dollars expressed in thousands)

Gross deferred tax assets	$393,026	387,202
Valuation allowance	(373,919)	(369,198)
Deferred tax assets, net of valuation allowance	19,107	18,004
Deferred tax liabilities	26,289	25,186
Net deferred tax liabilities	$(7,182)	(7,182)

The Company’s valuation allowance was $373.9 million and $369.2 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $499.6 million and $476.3 million, respectively, and for state income tax purposes, the Company had net operating loss carryforwards of approximately $600.9 million and $567.3 million, respectively, and a related deferred tax asset of $48.3 million and $43.7 million, respectively.

At March 31, 2011 and December 31, 2010, the Company’s unrecognized tax benefits for uncertain tax positions, excluding interest and penalties, were $1.3 million. At March 31, 2011 and December 31, 2010, the total amount of unrecognized tax benefits that would affect the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, was $878,000 and $837,000, respectively. During the three months ended March 31, 2011 and 2010, the Company recorded additional liabilities for unrecognized tax benefits of $64,000 and $58,000, respectively.

It is the Company’s policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At March 31, 2011 and December 31, 2010, interest accrued for unrecognized tax positions was $197,000 and $180,000, respectively. The Company recorded interest expense of $17,000 and $57,000 related to unrecognized tax benefits for the three months ended March 31, 2011 and 2010, respectively. There were no penalties for uncertain tax positions accrued at March 31, 2011 and December 31, 2010, nor did the Company recognize any expense for penalties during the three months ended March 31, 2011 and 2010.

The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions.  It is reasonably possible that the total unrecognized tax benefits as of March 31, 2011 could decrease by approximately $305,000 by December 31, 2011, as a result of the lapse of statutes of limitations or potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, is estimated to be approximately $198,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.

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

The Company is no longer subject to U.S. federal, Florida, Illinois and Missouri income tax examination by the tax authorities for the years prior to 2007, and prior to 2006 for California and Texas. The Company had a federal tax examination for tax years through 2008, which was closed during 2010, and a California tax examination for the 2004 and 2005 tax years, which was closed during 2008. An Illinois tax examination of the 2007 and 2008 tax years is scheduled to begin during the second quarter of 2011.

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

Items Measured on a Recurring Basis.  Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
March 31, 2011:
Assets:
Available-for-sale investment securities:
U.S. Treasury	$101,273	—	—	101,273
U.S. Government sponsored agencies	—	20,300	—	20,300
Residential mortgage-backed	—	1,581,160	—	1,581,160
Commercial mortgage-backed	—	871	—	871
State and political subdivisions	—	7,287	—	7,287
Corporate notes	—	24,183	—	24,183
Equity investments	—	10,678	—	10,678
Mortgage loans held for sale	—	17,914	—	17,914
Derivative instruments:
Customer interest rate swap agreements	—	662	—	662
Interest rate lock commitments	—	580	—	580
Forward commitments to sell mortgage – backed securities	—	(104)	—	(104)
Servicing rights	—	—	20,211	20,211
Total	$101,273	1,663,531	20,211	1,785,015

Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	1,942	—	1,942
Customer interest rate swap agreements	—	529	—	529
Nonqualified deferred compensation plan	7,261	—	—	7,261
Total	$7,261	2,471	—	9,732

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
December 31, 2010:
Assets:
Available-for-sale investment securities:
U.S. Treasury	$101,202	—	—	101,202
U.S. Government sponsored agencies	—	20,332	—	20,332
Residential mortgage-backed	—	1,341,578	—	1,341,578
Commercial mortgage-backed	—	1,008	—	1,008
State and political subdivisions	—	8,387	—	8,387
Equity investments	—	10,678	—	10,678
Mortgage loans held for sale	—	54,470	—	54,470
Derivative instruments:
Customer interest rate swap agreements	—	792	—	792
Interest rate lock commitments	—	276	—	276
Forward commitments to sell mortgage – backed securities	—	1,538	—	1,538
Servicing rights	—	—	19,582	19,582
Total	$101,202	1,439,059	19,582	1,559,843

Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	2,402	—	2,402
Customer interest rate swap agreements	—	636	—	636
Nonqualified deferred compensation plan	7,790	—	—	7,790
Total	$7,790	3,038	—	10,828

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2011.

The following table presents the changes in Level 3 assets measured on a recurring basis for the three months ended March 31, 2011 and 2010:

	Servicing Rights
	March 31, 2011	March 31, 2010
	(dollars expressed in thousands)

Balance, beginning of period	$19,582	20,608
Total gains or losses (realized/unrealized):
Included in earnings (1)	(489)	(749)
Included in other comprehensive income	—	—
Issuances	1,118	817
Transfers in and/or out of level 3	—	—
Balance, end of period	$20,211	20,676

_________________
(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of operations.

Items Measured on a Nonrecurring Basis.  From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
March 31, 2011:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	75,610	75,610
Real estate construction and development	—	—	119,168	119,168
Real estate mortgage:
Bank portfolio	—	—	12,695	12,695
Mortgage Division portfolio	—	—	99,315	99,315
Home equity portfolio	—	—	5,782	5,782
Multi-family residential	—	—	11,209	11,209
Commercial real estate	—	—	103,322	103,322
Consumer and installment	—	—	25	25
Other real estate	—	—	126,554	126,554
Total	$—	—	553,680	553,680

December 31, 2010:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	60,748	60,748
Real estate construction and development	—	—	126,784	126,784
Real estate mortgage:
Bank portfolio	—	—	14,107	14,107
Mortgage Division portfolio	—	—	107,969	107,969
Home equity portfolio	—	—	5,967	5,967
Multi-family residential	—	—	11,936	11,936
Commercial real estate	—	—	133,287	133,287
Consumer and installment	—	—	110	110
Other real estate	—	—	140,628	140,628
Total	$—	—	601,536	601,536

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

Certain other real estate, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the estimated fair value of the other real estate. The fair value of other real estate, upon initial recognition, is estimated using Level 3 inputs based on third-party appraisals, and where applicable, discounted based on management’s judgment taking into account current market conditions, distressed or forced sale price comparisons and other factors in effect at the time of valuation. Other real estate measured at fair value upon initial recognition totaled $10.3 million and $33.7 million for the three months ended March 31, 2011 and 2010, respectively. In addition to other real estate measured at fair value upon initial recognition, the Company recorded write-downs to the balance of other real estate of $2.6 million and $4.5 million to noninterest expense for the three months ended March 31, 2011 and 2010, respectively. Other real estate was $126.6 million at March 31, 2011, compared to $140.6 million at December 31, 2010.

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

The estimated fair value of the Company’s financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$954,411	954,411	995,758	995,758
Investment securities:
Available for sale	1,745,752	1,745,752	1,483,185	1,483,185
Held to maturity	14,233	14,961	11,152	11,990
Loans held for portfolio	3,903,148	3,660,899	4,236,781	3,973,825
Loans held for sale	17,914	17,914	54,470	54,470
FHLB and Federal Reserve Bank stock	28,202	28,202	30,121	30,121
Derivative instruments	1,138	1,138	2,606	2,606
Accrued interest receivable	21,210	21,210	22,488	22,488
Assets held for sale	2,177	2,812	2,266	2,866
Assets of discontinued operations	40,215	40,215	43,532	43,532

Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,118,906	1,118,906	1,167,206	1,167,206
Interest-bearing demand	947,519	947,519	919,973	919,973
Savings and money market	2,199,989	2,199,989	2,206,763	2,206,763
Time deposits	1,980,303	1,989,975	2,164,473	2,176,855
Other borrowings	39,404	39,404	31,761	31,761
Derivative instruments	2,471	2,471	3,038	3,038
Accrued interest payable	25,313	25,313	22,444	22,444
Subordinated debentures	354,000	202,298	353,981	202,298
Liabilities held for sale	12,740	12,610	23,406	23,276
Liabilities of discontinued operations	93,691	91,421	94,184	91,894

Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(2,913)	(2,913)	(3,148)	(3,148)

Note 16 – Derivative Financial Instruments

The Company utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. Derivative financial instruments held by the Company at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011		December 31, 2010
	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure
	(dollars expressed in thousands)

Cash flow hedges – subordinated debentures (1)	$75,000	—	75,000	—
Customer interest rate swap agreements	52,430	735	53,696	869
Interest rate lock commitments	27,120	580	41,857	276
Forward commitments to sell mortgage-backed securities	34,750	—	84,100	1,538

__________________________

(1)
In August 2009, the Company discontinued hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities associated with its junior subordinated debentures. Consequently, effective August 2009, the net interest differential on these interest rate swap agreements is recorded as a reduction of noninterest income rather than an increase to interest expense on junior subordinated debentures.

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company’s credit exposure through its use of these instruments. The credit exposure represents the loss the Company would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. The Company’s credit exposure on interest rate swaps is limited to the net fair value and related accrued interest receivable reduced by the amount of collateral pledged by the counterparty. At March 31, 2011 and December 31, 2010, the Company had pledged cash of $602,000 and $1.1 million, respectively, as collateral in connection with its interest rate swap agreements on junior subordinated debentures. Collateral requirements are monitored on a daily basis and adjusted as necessary.

The Company realized net interest income on its derivative financial instruments of $1.9 million for the three months ended March 31, 2010. The Company also recorded net losses on derivative financial instruments, which are included in noninterest income in the statements of operations, of $56,000 and $1.3 million for the three months ended March 31, 2011 and 2010, respectively.

Cash Flow Hedges – Subordinated Debentures.  The Company entered into four interest rate swap agreements, which were designated as cash flow hedges prior to August 2009, with the objective of stabilizing the long-term cost of capital and cash flow and, accordingly, net interest expense on junior subordinated debentures to the respective call dates of certain junior subordinated debentures. These swap agreements provided for the Company to receive an adjustable rate of interest equivalent to the three-month LIBOR plus 1.65%, 1.85%, 1.61% and 2.25%, and pay a fixed rate of interest. The terms of the swap agreements provide for the Company to pay and receive interest on a quarterly basis. In December 2010, the Company terminated its $50.0 million notional interest rate swap agreement that provided for the Company to receive an adjustable rate of interest equivalent to the three-month LIBOR plus 1.85%, and pay a fixed rate of interest.

The amount receivable by the Company under these swap agreements was $147,000 and $149,000 at March 31, 2011 and December 31, 2010, respectively, and the amount payable by the Company under these swap agreements was $329,000 and $335,000 at March 31, 2011 and December 31, 2010, respectively.

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

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s interest rate swap agreements previously designated as cash flow hedges on certain junior subordinated debentures as of March 31, 2011 and December 31, 2010 were as follows:

Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Fair Value
	(dollars expressed in thousands)

March 31, 2011:
July 7, 2011	$25,000	4.40%	1.95%	$(167)
March 30, 2012	25,000	4.71	1.92	(672)
December 15, 2012	25,000	5.57	2.56	(1,103)
	$75,000	4.89	2.14	$(1,942)

December 31, 2010:
July 7, 2011	$25,000	4.40%	1.94%	$(313)
March 30, 2012	25,000	4.71	1.91	(822)
December 15, 2012	25,000	5.57	2.55	(1,267)
	$75,000	4.89	2.13	$(2,402)

Cash Flow Hedges – Loans.  The Company entered into the following interest rate swap agreements, which were designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain loans to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

➢
In 2006, the Company entered into a $200.0 million notional amount three-year interest rate swap agreement and a $200.0 million notional amount four-year interest rate swap agreement. The underlying hedged assets were certain variable rate loans within the Company’s commercial loan portfolio. The swap agreements provided for the Company to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.86%. The terms of the swap agreements provided for the Company to pay and receive interest on a quarterly basis. In December 2008, the Company terminated these swap agreements. The pre-tax gain of $20.8 million, in the aggregate, was being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates of September 18, 2009 and September 20, 2010.  For the three months ended March 31, 2010, the amount of the pre-tax gain amortized as an increase to interest and fees on loans was $1.9 million.

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

The Company did not recognize any ineffectiveness related to interest rate swap agreements that were designated as cash flow hedges during the three months ended March 31, 2011 and 2010.

Customer Interest Rate Swap Agreements.  First Bank offers interest rate swap agreements to certain customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each interest rate swap agreement between First Bank and its customers is offset by an interest rate swap agreement between First Bank and various counterparties. These interest rate swap agreements do not qualify for hedge accounting treatment. Changes in the fair value are recognized in noninterest income on a monthly basis. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income (loss). The notional amount of these interest rate swap agreement contracts at March 31, 2011 and December 31, 2010 was $52.4 million and $53.7 million, respectively.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in June 2011. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $580,000 and $276,000 at March 31, 2011 and December 31, 2010, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in the consolidated balance sheets, was an unrealized loss of $104,000 at March 31, 2011 and an unrealized gain of $1.5 million at December 31, 2010. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.

The following table summarizes derivative financial instruments held by the Company, their estimated fair values and their location in the consolidated balance sheets at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value Gain (Loss)	Balance Sheet Location	Fair Value Gain (Loss)
	(dollars expressed in thousands)

Derivative financial instruments not designated as hedging instruments under ASC Topic 815:

Customer interest rate swap agreements	Other assets	$662	Other assets	$792
Interest rate lock commitments	Other assets	580	Other assets	276
Forward commitments to sell mortgage-backed securities	Other assets	(104)	Other assets	1,538
Total derivatives in other assets		$1,138		$2,606

Interest rate swap agreements – subordinated debentures	Other liabilities	$(1,942)	Other liabilities	$(2,402)
Customer interest rate swap agreements	Other liabilities	(529)	Other liabilities	(636)
Total derivatives in other liabilities		$(2,471)		$(3,038)

The following table summarizes amounts included in the consolidated statements of operations and in accumulated other comprehensive income (loss) in the consolidated balance sheets as of and for the three months ended March 31, 2011 and 2010 related to interest rate swap agreements designated as cash flow hedges:

	Three Months Ended March 31,
	2011	2010
	(dollars expressed in thousands)

Derivative financial instruments designated as hedging instruments under ASC Topic 815:

Cash flow hedges – loans:
Amount reclassified from accumulated other comprehensive income to interest income on loans	$—	1,915

The unamortized gain related to the fair value of the cash flow hedges on loans terminated in December 2008 was fully amortized effective September 2010, as previously discussed.

The following table summarizes amounts included in the consolidated statements of operations for the three months ended March 31, 2011 and 2010 related to non-hedging derivative instruments:

	Three Months Ended March 31,
	2011	2010
	(dollars expressed in thousands)

Derivative financial instruments not designated as hedging instruments under ASC Topic 815:

Interest rate swap agreements – subordinated debentures:
Net loss on derivative instruments	$(56)	(1,328)

Customer interest rate swap agreements:
Net loss on derivative instruments	—	1

Interest rate lock commitments:
Gain on loans sold and held for sale	304	131

Forward commitments to sell mortgage-backed securities:
Gain on loans sold and held for sale	(1,642)	(612)

Note 17 – Contingent Liabilities

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

Note 18 – Subsequent Events

On April 29, 2011, First Bank completed the sale of its Edwardsville Branch to National Bank, which resulted in a gain of approximately $265,000, net of a reduction in goodwill of $500,000 allocated to the transaction, as further described in Note 2 to the consolidated financial statements. In conjunction with the transaction, National Bank assumed $10.4 million of deposits for a premium of $130,000, as well as certain other liabilities, and purchased $667,000 of loans at a premium of 0.5%, or $3,000, and premises and equipment at a premium of approximately $640,000, associated with First Bank’s Edwardsville Branch.

On May 13, 2011, First Bank completed the sale of its three remaining Northern Illinois branches located in Pittsfield, Roodhouse and Winchester, Illinois to United Community, which resulted in a preliminary gain of $400,000, net of a reduction in goodwill and intangible assets of $1.6 million allocated to the Northern Illinois Region, as further described in Note 2 to the consolidated financial statements. In conjunction with the transaction, United Community assumed approximately $92.5 million of deposits for a premium of approximately 2.4%, or $2.2 million, as well as certain other liabilities, and purchased approximately $37.9 million of loans as well as certain other assets at par value, including premises and equipment, associated with First Bank’s three remaining Northern Illinois Branches.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors that Could Affect Future Results

The discussion set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning or future or conditional terms such as: “will,” “would,” “should,” “could,” “may,” “likely,” “probably,” or “possibly.” Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to, the following factors whose order is not indicative of likelihood or significance of impact:

➢
Our ability to raise sufficient capital, absent the successful completion of all or a significant portion of our Capital Plan, as further discussed under “—Recent Developments and Other Matters – Capital Plan;”

➢	Our ability to maintain capital at levels necessary or desirable to support our operations;

➢	The risks associated with implementing our business strategy, including our ability to preserve and access sufficient capital to continue to execute our strategy;

➢
Regulatory actions that impact First Banks, Inc. and First Bank, including the regulatory agreements entered into among First Banks, Inc., First Bank, the Federal Reserve Bank of St. Louis and the State of Missouri Division of Finance, as further discussed under “—Recent Developments and Other Matters – Regulatory Agreements;”

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

➢	Credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio including certain large individual loans;

➢	Possible changes in the creditworthiness of customers and the possible impairment of collectability of loans;

➢	Liquidity risks;

➢	Inaccessibility of funding sources on the same or similar terms on which we have historically relied if we are unable to maintain sufficient capital ratios;

➢	The ability to successfully acquire low cost deposits or alternative funding;

➢	The effects of increased Federal Deposit Insurance Corporation deposit insurance assessments;

➢	Changes in consumer spending, borrowings and savings habits;

➢	The ability of First Bank to pay dividends to its parent holding company;

➢	Our ability to pay cash dividends on our preferred stock and interest on our junior subordinated debentures;

➢	High unemployment rates and the resulting impact on our customers’ savings rates and their ability to service debt obligations;

➢	Possible changes in interest rates may increase our funding costs and reduce earning asset yields, thus reducing our margins;

➢	The impact of possible future goodwill and other material impairment charges;

➢	The ability to attract and retain senior management experienced in the banking and financial services industry;

➢	Changes in the economic environment, competition, or other factors that may influence loan demand, deposit flows, the quality of our loan portfolio and loan and deposit pricing;

➢	The impact on our financial condition of unknown and/or unforeseen liabilities arising from legal or administrative proceedings;

➢	The threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism;

➢	Possible changes in general economic and business conditions in the United States in general and particularly in the communities and market segments we serve;

➢	Volatility and disruption in national and international financial markets;

➢	Government intervention in the U.S. financial system;

➢	The impact of laws and regulations applicable to us and changes therein;

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

Actual events or our actual future results may differ materially from any forward-looking statement due to these and other risks, uncertainties and significant factors. For a discussion of these and other risk factors that may impact these forward-looking statements, please refer to our 2010 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on March 25, 2011. We wish to caution readers of this Quarterly Report on Form 10-Q that the foregoing list of important factors may not be all-inclusive and specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We do not have a duty to and will not update these forward-looking statements. Readers of this Quarterly Report on Form 10-Q should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on these statements.

Overview

We, or the Company, are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank’s subsidiaries at March 31, 2011 were as follows:

➢	First Bank Business Capital, Inc., or FBBC;
➢	FB Holdings, LLC, or FB Holdings;
➢	Small Business Loan Source LLC, or SBLS LLC;
➢	ILSIS, Inc.;
➢	FBIN, Inc.;
➢	SBRHC, Inc.;
➢	HVIIHC, Inc.;
➢	FBSA Missouri, Inc.;
➢	FBSA California, Inc.;
➢	NT Resolution Corporation;
➢	LC Resolution Corporation; and
➢	WBI Resolution, LLC.

First Bank’s subsidiaries are wholly owned except for FB Holdings, which was 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, as of March 31, 2011, as further described in Note 8 to our consolidated financial statements.

At March 31, 2011, we had assets of $7.21 billion, loans, net of unearned discount, of $4.11 billion, deposits of $6.25 billion and stockholders’ equity of $300.0 million. We currently operate 149 branch banking offices in California, Florida, Illinois and Missouri.

Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services. Commercial and personal deposit products include demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans and small business lending. Consumer lending includes residential real estate, home equity and installment lending. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, ATMs, telephone banking, safe deposit boxes, and trust and private banking services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from our loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees and commissions generated by our mortgage banking and trust and private banking business units. Our extensive line of products and services are offered to customers primarily within our geographic areas, which include eastern Missouri, Illinois, southern and northern California, and Florida, including Bradenton and the greater Tampa metropolitan area. Certain loan products are available nationwide.

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

Recent Developments and Other Matters

Successful Completion of Consent Solicitation. In October 2010, we, the holder of 100% of the outstanding common stock of First Preferred Capital Trust IV, or the Trust, began soliciting consents from the holders of the 8.15% cumulative trust preferred securities of the Trust, or the Trust Preferred Securities, to amend: (a) the Indenture, dated April 1, 2003, or the Indenture, relating to the 8.15% Subordinated Debentures due 2033 issued by the Company to the Trust, or the Debentures; (b) the Amended and Restated Trust Agreement, dated April 1, 2003, relating to the Trust, or the Trust Agreement; and (c) the Preferred Securities Guarantee, dated April 1, 2003, or the Guarantee Agreement, relating to the Trust Preferred Securities.

On January 25, 2011, we obtained the requisite consents from the holders of the Trust Preferred Securities approving the amendments. On January 26, 2011, we entered into the amendments that were approved in the consent solicitation, which: (i) allow the Company or a subsidiary or affiliate of the Company to issue its capital stock in exchange for or upon conversion of outstanding capital stock of the Company or any subsidiary or affiliate or for outstanding indebtedness of the Company ranking pari passu with or junior to the Debentures (as defined in the Indenture)(which would include any tranche of junior subordinated debentures relating to trust preferred securities) during a Deferral Period; (ii) permit the Company to exchange any of the Trust Preferred Securities that it beneficially owns for an equal principal amount of corresponding junior subordinated debentures and then cancel such indebtedness during a Deferral Period; and (iii) permit the Company to acquire less than all of any outstanding Debentures or any of the Trust Preferred Securities during a Deferral Period.

As a result of the successful completion of the consent solicitation, the Company believes it is better positioned to consider certain potential capital planning strategies to improve the regulatory capital ratios of First Banks, Inc. and further strengthen the Company’s overall financial position.

Capital Plan. We have been working since the beginning of 2008 to strengthen our capital ratios and improve our financial performance. Additionally, on August 10, 2009, we announced the adoption of our Capital Optimization Plan, or Capital Plan, designed to improve our capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. We adopted our Capital Plan in order to, among other things, preserve our risk-based capital. We have completed, or are in the process of completing, a number of initiatives associated with our Capital Plan.

A summary of the primary initiatives completed as of March 31, 2011 with respect to our Capital Plan is as follows:

	Gain (Loss) on Sale	Decrease in Intangible Assets	Decrease in Risk- Weighted Assets	Total Risk- Based Capital Benefit(1)
	(dollars expressed in thousands)

Reduction in Risk-Weighted Assets	$—	—	341,100	29,800
Total 2011 Capital Initiatives	$—	—	341,100	29,800

Partial Sale of Northern Illinois Region	$6,355	9,683	141,800	28,500
Sale of Texas Region	4,984	19,962	116,300	35,100
Sale of MVP	(156)	—	800	(100)
Sale of Chicago Region	8,414	26,273	342,600	64,700
Sale of Lawrenceville Branch	168	1,000	11,400	2,200
Reduction in Other Risk-Weighted Assets	—	—	2,111,400	184,700
Total 2010 Capital Initiatives	$19,765	56,918	2,724,300	315,100

Sale of WIUS loans	$(13,077)	19,982	146,700	19,700
Sale of restaurant franchise loans	(1,149)	—	64,400	4,500
Sale of asset-based lending loans	(6,147)	—	119,300	4,300
Sale of Springfield Branch	309	1,000	900	1,400
Sale of ANB	120	13,013	1,300	13,200
Reduction in Other Risk-Weighted Assets	—	—	1,580,400	138,300
Total 2009 Capital Initiatives	$(19,944)	33,995	1,913,000	181,400

Total Completed Capital Initiatives	$(179)	90,913	4,978,400	526,300

_________________
(1)	Calculated as the sum of the gain (loss) on sale plus the reduction in intangible assets plus 8.75% of the reduction in risk-weighted assets.

During the first three months of 2011, we have completed, or are in the process of completing, the following initiatives associated with our Capital Plan:

➢
The sale of certain assets and the transfer of certain liabilities of our three retail branches in Pittsfield, Roodhouse and Winchester, Illinois to United Community Bank, or United Community, under a Branch Purchase and Assumption Agreement dated December 21, 2010. Under the terms of the agreement, United Community assumed approximately $92.5 million of deposits associated with these branches for a weighted average premium of approximately 2.4%, or $2.2 million. United Community also purchased approximately $37.9 million of loans as well as certain other assets at par value, including premises and equipment, associated with these branches. We completed the transaction on May 13, 2011 which resulted in a preliminary gain of approximately $400,000, net of a reduction in goodwill and intangible assets of $1.6 million allocated to the Northern Illinois Region (defined below), as further described in Note 18 to our consolidated financial statements.

The sale of the three branches in the transaction with United Community, along with the sale of 10 of our retail branches in Peoria, Galesburg, Quincy, Bartonville, Knoxville and Bloomington, Illinois to First Mid-Illinois Bank & Trust, N.A. on September 10, 2010, and the sale of our retail branch in Jacksonville, Illinois to Bank of Springfield on September 24, 2010, are collectively defined as the Northern Illinois Region.

➢
The sale of certain assets and the transfer of certain liabilities of our branch banking office located in Edwardsville, Illinois, or the Edwardsville Branch, to National Bank, under a Branch Purchase and Assumption Agreement dated January 28, 2011. Under the terms of the agreement, National Bank assumed $10.4 million of deposits associated with our Edwardsville Branch for a premium of $130,000. National Bank also purchased $667,000 of loans associated with our Edwardsville Branch at a premium of 0.5%, or $3,000, and premises and equipment associated with our Edwardsville Branch at a premium of approximately $640,000. We completed the transaction on April 29, 2011 which resulted in a gain of approximately $265,000, net of a reduction in goodwill of $500,000 allocated to the transaction, as further described in Note 18 to our consolidated financial statements.

➢
The reduction of our net risk-weighted assets to $4.50 billion at March 31, 2011, representing decreases of $341.1 million from $4.85 billion at December 31, 2010, $3.07 billion from $7.56 billion at December 31, 2009, $4.98 billion from $9.48 billion at December 31, 2008 and $5.74 billion from $10.25 billion at December 31, 2007. The decline in our net risk-weighted assets primarily resulted from our planned divestures and a shift in the mix of our assets during these periods, particularly reduced loan balances and increased short-term investments and investment securities balances, as further described under “—Financial Condition.”

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

We believe the successful completion of our Capital Plan would substantially improve our capital position. However, no assurance can be made that we will be able to successfully complete all, or any portion, of our Capital Plan, or that our Capital Plan will not be materially modified in the future. Our decision to implement the Capital Plan reflects the adverse effect that the severe downturn in the commercial and residential real estate markets has had on our financial condition and results of operations. If we are not able to successfully complete substantially all of our Capital Plan, our business, financial condition and results of operations may be materially and adversely affected and our ability to withstand continued adverse economic uncertainty could be threatened.

Discontinued Operations. We have applied discontinued operations accounting in accordance with Accounting Standards CodificationTM, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities being sold related to our Northern Illinois Region as of March 31, 2011 and December 31, 2010, and to the operations of our Northern Illinois Region, our 24 Chicago retail branches, or Chicago Region, and our 19 Texas retail branches, or Texas Region, in addition to the operations of WIUS, Inc., and its wholly owned subsidiary, WIUS of California, Inc., collectively WIUS, and Missouri Valley Partners, Inc., or MVP, for the three months ended March 31, 2011 and 2010, as applicable. All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. See Note 2 and Note 18 to our accompanying consolidated financial statements for further discussion regarding discontinued operations and subsequent events associated with discontinued operations.

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

Prior to entering into the Agreement, the Company and First Bank had entered into a memorandum of understanding and an informal agreement, respectively, with the FRB and the State of Missouri Division of Finance, or the MDOF. Each of the agreements were characterized by regulatory authorities as informal actions that were neither published nor made publicly available by the agencies and are used when circumstances warrant a milder form of action than a formal supervisory action, such as a written agreement or cease and desist order. The informal agreement with the MDOF is still in place and there have not been any modifications thereto since its inception in September 2008.

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

First Bank, under its informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 9 to the consolidated financial statements, First Bank’s Tier 1 capital to total assets ratio was 7.83% at March 31, 2011.

While the Company and First Bank intend to take such actions as may be necessary to comply with the requirements of the Agreement with the FRB and informal agreement with the MDOF, there can be no assurance that the Company and First Bank will be able to comply fully with the requirements of the Agreement or that First Bank will be able to comply fully with the provisions of the informal agreement, that compliance with the Agreement and the informal agreement will not be more time consuming or more expensive than anticipated, that compliance with the Agreement and the informal agreement will enable the Company and First Bank to resume profitable operations, or that efforts to comply with the Agreement and the informal agreement will not have adverse effects on the operations and financial condition of the Company or First Bank.  If the Company or First Bank is unable to comply with the terms of the Agreement or the informal agreement, respectively, the Company and First Bank could become subject to various requirements limiting the ability to develop new business lines, mandating additional capital, and/or requiring the sale of certain assets and liabilities.  Failure of the Company and First Bank to meet these conditions could lead to further enforcement action by the regulatory agencies.  The terms of any such additional regulatory actions, orders or agreements could have a materially adverse effect on our business, financial condition or results of operations.

Regulatory Capital. In March 2005, the Board of Governors of the Federal Reserve System, or Federal Reserve, adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve’s final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provided for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. In March 2009, the Federal Reserve adopted a final rule that delayed the effective date for the application of the quantitative limits to March 31, 2011. Until March 31, 2011, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that may be included in Tier 1 capital was limited to 25% of the sum of the following core capital elements: qualifying common stockholders’ equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying noncontrolling interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities.

The Company’s and First Bank’s capital ratios at March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011 (1)	2010 (1)

First Bank:
Total capital (to risk-weighted assets)	13.78%	12.95%
Tier 1 capital (to risk-weighted assets)	12.49	11.66
Tier 1 capital (to average assets)	7.89	7.40

First Banks, Inc.:
Total capital (to risk-weighted assets)	4.29	6.29
Tier 1 capital (to risk-weighted assets)	2.14	3.15
Tier 1 capital (to average assets)	1.35	1.99

_________________
(1)
The Company’s regulatory capital ratios at March 31, 2011 reflect the implementation of new Federal Reserve rules that became effective on March 31, 2011. The Federal Reserve’s final rules that were effective on March 31, 2011, if implemented as of December 31, 2010, would have reduced the Company’s total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 4.53%, 2.27% and 1.44%, respectively, at December 31, 2010. The Federal Reserve’s final rules, if implemented as of December 31, 2010, would not have an impact on First Bank’s regulatory capital ratios at December 31, 2010.

First Bank was categorized as well capitalized at March 31, 2011 and December 31, 2010 under the prompt corrective action provisions of the regulatory capital standards. The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at March 31, 2011 and December 31, 2010. First Bank’s and our actual and required capital ratios are further described in Note 9 to our consolidated financial statements. First Bank’s Tier 1 capital to total assets ratio of 7.83% and 7.68% at March 31, 2011 and December 31, 2010, respectively, exceeded the 7.00% minimum level required under the terms of the informal agreement with the MDOF. As previously discussed under “—Capital Plan,” we believe the successful completion of our Capital Plan, which was initiated in 2008 to, among other things, preserve our risk-based capital, would substantially improve our capital position; however, the successful completion of all or any portion of our Capital Plan is not assured, and no assurance can be made that we will be able to successfully complete all or any portion of our Capital Plan, or that our Capital Plan will not be materially modified in the future.

Financial Condition

Total assets decreased $168.7 million to $7.21 billion at March 31, 2011, from $7.38 billion at December 31, 2010. The decrease in our total assets was primarily attributable to decreases in our cash and short-term investments, loans, net of unearned discount, Federal Home Loan Bank, or FHLB, and FRB stock, bank premises and equipment, goodwill and other intangible assets, other real estate, and assets held for sale and assets of discontinued operations; partially offset by increases in our investment securities portfolio.

Cash and cash equivalents, which are comprised of cash and short-term investments, decreased $41.3 million to $954.4 million at March 31, 2011, compared to $995.8 million at December 31, 2010. The decrease in our cash and cash equivalents was primarily attributable to the following:

➢	The sale of our San Jose Branch on February 11, 2011, resulting in a cash outflow of $7.8 million;
➢
A net increase in our investment securities portfolio of $218.9 million, excluding the impact of investment security purchases of $46.7 million traded in March 2011 but not settled until April 2011; and

➢	A decrease in our deposit balances of approximately $211.7 million, excluding the impact of the divestiture of the San Jose Branch.

These decreases in cash and cash equivalents were partially offset by:

➢	A decrease in loans of $344.0 million, exclusive of loan charge-offs and transfers to other real estate;
➢	Recoveries of loans previously charged off of $9.8 million;
➢	Sales of other real estate properties resulting in the receipt of cash proceeds from these sales of approximately $20.7 million;
➢	A net increase in our other borrowings of $7.6 million, consisting of changes in our daily repurchase agreements utilized by customers as an alternative deposit product; and
➢	The redemption of $1.9 million of FRB stock associated with the reduction in our total assets during 2011.

The majority of funds in our short-term investments at March 31, 2011 and December 31, 2010 were maintained in our correspondent bank account with the FRB, as further discussed under “—Liquidity Management.”

Investment securities increased $265.6 million to $1.76 billion at March 31, 2011, from $1.49 billion at December 31, 2010. The increase in our investment securities during 2011 reflects the utilization of excess cash and cash equivalents to fund gradual and planned increases in our investment securities portfolio in an effort to maximize our net interest income and net interest margin while maintaining appropriate liquidity levels.

Loans, net of unearned discount, decreased $387.2 million to $4.11 billion at March 31, 2011, from $4.49 billion at December 31, 2010. The decrease reflects loan charge-offs of $36.9 million, transfers of loans to other real estate of $10.3 million and $344.0 million of other net loan activity, including significant principal repayments and overall continual reduced loan demand within our markets, as further discussed under “—Loans and Allowance for Loan Losses.”

FHLB and FRB stock decreased $1.9 million to $28.2 million at March 31, 2011, from $30.1 million at December 31, 2010. During the first quarter of 2011, we redeemed $1.9 million of FRB stock associated with the reduction in our total assets during the first quarter of 2011.

Bank premises and equipment, net of depreciation and amortization, decreased $2.7 million to $158.7 million at March 31, 2011, from $161.4 million at December 31, 2010, primarily attributable to depreciation and amortization of $3.7 million, partially offset by purchases of premises and equipment of $1.1 million.

Goodwill and other intangible assets decreased $799,000 to $128.3 million at March 31, 2011, from $129.1 million at December 31, 2010, reflecting amortization of $799,000 during the first quarter of 2011.

Other real estate decreased $14.1 million to $126.6 million at March 31, 2011, from $140.6 million at December 31, 2010. The decrease in other real estate during the first quarter of 2011 was primarily attributable to the sale of other real estate properties with a carrying value of $21.5 million at a net loss of $825,000 and write-downs of other real estate of $2.6 million, attributable to declining real estate values on certain properties, partially offset by foreclosures of real estate construction and development, commercial real estate, multi-family residential loans and one-to-four family residential real estate loans aggregating $10.3 million, as further discussed under “—Loans and Allowance for Loan Losses.”

Other assets were $70.7 million and $71.8 million at March 31, 2011 and December 31, 2010, respectively, and are primarily comprised of accrued interest receivable, servicing rights, derivative financial instruments and miscellaneous other receivables.

Assets held for sale decreased to $2.2 million at March 31, 2011, from $2.3 million at December 31, 2010, reflecting the completion of the sale of our San Jose Branch on February 11, 2011 and a decrease in assets associated with the sale of our Edwardsville Branch, which was completed on April 29, 2011. See Note 2 and Note 18 to our consolidated financial statements for further discussion of assets held for sale.

Assets of discontinued operations were $40.2 million and $43.5 million at March 31, 2011 and December 31, 2010, respectively, reflecting a decrease in assets associated with the sale of our Northern Illinois Region, which was completed on May 13, 2011. See Note 2 and Note 18 to our consolidated financial statements for further discussion of discontinued operations.

Deposits decreased $211.7 million to $6.25 billion at March 31, 2011, from $6.46 billion at December 31, 2010. The decrease was primarily attributable to anticipated reductions of higher rate certificates of deposit. Time deposits decreased $184.2 million, reflecting our efforts to exit unprofitable certificate of deposit relationships in an effort to reduce overall deposit costs and improve First Bank’s leverage ratio. Noninterest-bearing demand deposits decreased $48.3 million, reflecting a decrease in commercial deposit relationships as a result of the corresponding decrease in the overall level of commercial loans. Savings and money market deposits decreased $6.8 million. These decreases were partially offset by an increase in interest-bearing demand deposits of $27.5 million, reflecting organic growth through our deposit development programs.

Other borrowings, which are comprised of daily securities sold under agreements to repurchase (in connection with cash management activities of our commercial deposit customers), increased $7.6 million to $39.4 million at March 31, 2011, from $31.8 million at December 31, 2010, reflecting changes in customer balances associated with this product segment.

Accrued expenses and other liabilities increased $52.7 million to $136.6 million at March 31, 2011, from $83.9 million at December 31, 2010. The increase was primarily attributable to an increase of $46.7 million related to an obligation for investment securities that were purchased in March 2011 but not settled until April 2011. The increase was also attributable to an increase in dividends payable on our Class C and Class D Preferred Stock and accrued interest payable on our junior subordinated debentures of $4.4 million and $3.3 million, respectively, as further discussed in Note 13 to our consolidated financial statements and under “—Recent Developments and Other Matters – Other.”

Liabilities held for sale decreased $10.7 million to $12.7 million at March 31, 2011, from $23.4 million at December 31, 2010, reflecting the completion of the sale of our San Jose Branch on February 11, 2011 and changes in liabilities associated with the sale of our Edwardsville Branch, which was completed on April 29, 2011. See Note 2 and Note 18 to our consolidated financial statements for further discussion of liabilities held for sale.

Liabilities of discontinued operations were $93.7 million and $94.2 million at March 31, 2011 and December 31, 2010, respectively, reflecting a decrease in liabilities associated with the sale of our Northern Illinois Region, which was completed on May 13, 2011. See Note 2 and Note 18 to our consolidated financial statements for further discussion of discontinued operations.

Stockholders’ equity, including noncontrolling interest in subsidiary, was $300.0 million and $307.3 million at March 31, 2011 and December 31, 2010, respectively, reflecting a decrease of $7.3 million. The decrease during the first quarter of 2011 reflects:

➢	A net loss, including discontinued operations, of $6.1 million; and

➢	Dividends declared of $4.4 million on our Class C and Class D Preferred Stock; partially offset by

➢	An increase in noncontrolling interest in subsidiary of $65,000 associated with net income in FB Holdings; and

➢	A net increase in accumulated other comprehensive income of $3.1 million primarily associated with changes in unrealized gains and losses on available-for-sale investment securities.

Results of Operations

Net Income.  We recorded a net loss, including discontinued operations, of $6.1 million for the three months ended March 31, 2011, compared to a net loss, including discontinued operations, of $27.6 million for the comparable period in 2010. Our results of operations levels reflect the following:

➢	A provision for loan losses of $10.0 million for the three months ended March 31, 2011, compared to $42.0 million for the comparable period in 2010;

➢	Net interest income of $48.5 million for the three months ended March 31, 2011, compared to $62.3 million for the comparable period in 2010;

➢	Noninterest income of $14.1 million for the three months ended March 31, 2011, compared to $15.4 million for the comparable period in 2010;

➢	Noninterest expense of $58.8 million for the three months ended March 31, 2011, compared to $65.9 million for the comparable period in 2010;

➢	A provision for income taxes of $52,000 for the three months ended March 31, 2011, compared to $105,000 for the comparable period in 2010;

➢	Net income from discontinued operations, net of tax, of $194,000 for the three months ended March 31, 2011, compared to $2.3 million for the comparable period in 2010; and

➢
Net income attributable to noncontrolling interest in subsidiary of $65,000 for the three months ended March 31, 2011, compared to a net loss attributable to noncontrolling interest in subsidiary of $437,000 for the comparable period in 2010.

The decrease in the provision for loan losses in the first quarter of 2011, as compared to the same period in 2010, was primarily driven by a decrease in the overall level of nonaccrual loans and potential problem loans and a decrease in net charge-offs, in addition to less severe asset migration to classified asset categories than the migration levels experienced during the first quarter of 2010, as further discussed under “—Provision for Loan Losses” and “—Loans and Allowance for Loan Losses.”

The decline in our net interest income in the first quarter of 2011, as compared to the comparable period in 2010, was primarily attributable to a substantially lower average balance of interest-earning assets, specifically average loan balances, partially offset by a significant decrease in deposit and other borrowing costs, as further discussed under “—Net Interest Income.”

The decrease in our noninterest income in the first quarter of 2011, as compared to the comparable period in 2010, was primarily attributable to reduced service charges on deposit accounts and customer service fees, lower gains on loans sold and held for sale and decreased other income, primarily attributable to increased losses on sales of other real estate; partially offset by increased gains on sales of investment securities, lower net losses on derivative financial instruments and lower declines in the fair value of servicing rights, as further discussed under “—Noninterest Income.”

The decrease in our noninterest expense in the first quarter of 2011, as compared to the comparable period in 2010, was primarily attributable to reductions in write-downs and expenses on other real estate properties, salaries and employee benefits expense, occupancy and furniture and equipment expenses, postage, printing and supplies expenses, information technology fees, legal, examination and professional fees, amortization of intangible assets and other expense; partially offset by increased FDIC insurance expense and advertising and business development expenses, as further discussed under “—Noninterest Expense.”

The low level of our provision for income taxes reflects our ongoing deferred tax asset valuation allowance, as further discussed under “—Provision for Income Taxes” and in Note 14 to our consolidated financial statements.

The decrease in income from discontinued operations, net of tax, primarily reflects an $8.4 million gain recognized on the sale of our Chicago Region during the first quarter of 2010 and other net activity, as further discussed under “—Income from Discontinued Operations, Net of Tax” and in Note 2 to our consolidated financial statements.

The increase in net income attributable to noncontrolling interest in subsidiary reflects reduced expenses in FB Holdings related to lower balances of nonperforming assets in addition to increased gains recognized on the sale of certain other real estate properties, as further discussed under “—Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiary.”

Net Interest Income.  Net interest income, expressed on a tax-equivalent basis, decreased to $48.6 million for the three months ended March 31, 2011, compared to $62.4 million for the comparable period in 2010. Our net interest margin increased to 2.89% for the three months ended March 31, 2011, compared to 2.83% for the comparable period in 2010.

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

Our balance sheet is presently asset sensitive, and as such, our net interest margin has been negatively impacted by the low interest rate environment as our loan portfolio re-prices on an immediate basis; whereas we are unable to immediately re-price our deposit portfolio to current market interest rates, thereby resulting in a compression of our net interest margin. Our asset-sensitive position, coupled with the level of our nonperforming assets, the increased level of average lower-yielding short-term investments and investment securities, the lower level of average loans and the expiration of the amortization period of the unrealized gain on certain terminated interest rate swap agreements in September 2010, as further discussed below, have negatively impacted our net interest income and are expected to continue to negatively impact the level of our net interest income in the near future.

We attribute the increase in our net interest margin to a significant decrease in deposit and other borrowing costs, contributing to a decrease in the average rate paid on our interest-bearing liabilities of 41 basis points to 0.99% for the three months ended March 31, 2011, compared to 1.40% for the comparable period in 2010, partially offset by a decrease in the yield on our interest-earning assets of 14 basis points to 3.71% for the three months ended March 31, 2011, compared to 3.85% for the comparable period in 2010. Average interest-earning assets decreased $2.12 billion to $6.82 billion for the three months ended March 31, 2011, compared to $8.94 billion for the comparable period in 2010. Average interest-bearing liabilities decreased $892.9 million to $5.62 billion for the three months ended March 31, 2011, compared to $6.51 billion for the comparable period in 2010.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased to $52.6 million for the three months ended March 31, 2011, compared to $77.8 million for the comparable period in 2010. Average loans, net of unearned discount, decreased $1.93 billion to $4.32 billion for the three months ended March 31, 2011, from $6.25 billion for the comparable period in 2010. The decrease in average loans primarily reflects a substantial level of loan payoffs and principal payments, a decline in loan production and reduced loan demand within our markets, loan charge-offs, transfers of loans to other real estate, and the exit of certain of our problem credit relationships. The yield on our loan portfolio decreased 11 basis points to 4.94% for the three months ended March 31, 2011, compared to 5.05% for the comparable period in 2010. The yield on our loan portfolio continues to be adversely impacted by the historically low prime and London Interbank Offered Rate, or LIBOR, interest rates, as a significant portion of our loan portfolio is priced to these indices. Furthermore, the yield on our loan portfolio continues to be adversely impacted by the higher levels of average nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses.” Our nonaccrual loans decreased our average yield on loans by approximately 58 basis points during the three months ended March 31, 2011, compared to approximately 51 basis points during the comparable period in 2010. Interest income on our loan portfolio was positively impacted by income associated with our interest rate swap agreements of $1.9 million for the three months ended March 31, 2010. The income ceased during the third quarter of 2010 with the expiration of the amortization period of the unrealized pre-tax gain associated with the termination of our interest rate swap agreements designated as cash flow hedges, as further discussed under “—Interest Rate Risk Management.” Partially offsetting the impact of the nonaccrual loans and lower interest income related to interest rate swap agreements was an improvement in pricing on existing loan relationships. We have been re-pricing our loan portfolio, in particular our commercial real estate and real estate construction and development loans, over the last several quarters to be more reflective of current market conditions by implementing interest rate floors and increasing margins to prime lending and LIBOR rates in accordance with the respective borrower’s credit risk profile. However, competitive conditions within our market areas may impact our ability to improve pricing in certain sectors.

Interest income on our investment securities, expressed on a tax-equivalent basis, was $8.8 million for the three months ended March 31, 2011, compared to $5.3 million for the comparable period in 2010. Average investment securities increased to $1.61 billion for the three months ended March 31, 2011, compared to $676.4 million for the comparable period in 2010. We continue to utilize a portion of our cash and cash equivalents to fund gradual and planned increases in our investment securities portfolio in an effort to maximize our net interest income and net interest margin while maintaining appropriate liquidity levels and appropriate diversification within our investment securities portfolio. The yield earned on our investment portfolio was 2.22% for the three months ended March 31, 2011, compared to 3.17% for the comparable period in 2010, reflecting significant purchases of investment securities at lower market rates.

Dividends on our FHLB and FRB stock were $396,000 for the three months ended March 31, 2011, compared to $583,000 for the comparable period in 2010. Average FHLB and FRB stock was $29.0 million for the three months ended March 31, 2011, compared to $62.1 million for the comparable period in 2010. The decrease in the average balance reflects the redemption of FRB stock during 2010 and the first quarter of 2011 associated with the reduction in our total assets, in addition to the redemption of FHLB stock during 2010 associated with the prepayment of $600.0 million of FHLB advances during 2010. The yield earned on our FHLB and FRB stock was 5.54% for the three months ended March 31, 2011, compared to 3.81% for the comparable period in 2010.

Interest income on our short-term investments was $532,000 for the three months ended March 31, 2011, compared to $1.2 million for the comparable period in 2010. Average short-term investments were $861.1 million for the three months ended March 31, 2011, compared to $1.95 billion for the comparable period in 2010. The yield earned on our short-term investments was 0.25% for the three months ended March 31, 2011 and 2010, reflecting the investment of the majority of funds in our short-term investments in our correspondent bank account with the FRB, which currently earns 0.25%. We built a significant amount of available balance sheet liquidity throughout 2009, 2010 and the first quarter of 2011 in anticipation of the expected completion of certain transactions associated with our Capital Plan, as further discussed under “—Liquidity Management” and in Note 2 to our consolidated financial statements. The high level of short-term investments, while necessary to complete certain transactions associated with our Capital Plan and to maintain significant balance sheet liquidity in light of economic conditions, has negatively impacted our net interest margin.

Interest expense on our interest-bearing deposits decreased to $10.4 million for the three months ended March 31, 2011, from $16.0 million for the comparable period in 2010. Average interest-bearing deposits were $5.23 billion for the three months ended March 31, 2011, compared to $5.40 billion for the comparable period in 2010. The decrease in our average interest-bearing deposits reflects anticipated reductions of higher rate certificates of deposits and a shift in the mix of our deposit portfolio volumes from time deposits to interest-bearing demand and savings and money market deposits. Decreases in our average time deposits and noninterest-bearing demand deposits of $299.5 million and $22.2 million, respectively, for the first three months of 2011, as compared to the comparable period in 2010, were partially offset by increases in interest-bearing demand deposits and savings and money market deposits of $80.8 million and $48.7 million, respectively. The aggregate weighted average rate paid on our interest-bearing deposit portfolio decreased to 0.81% for the three months ended March 31, 2011, from 1.20% for the comparable period in 2010, reflecting the re-pricing of certificates of deposit accounts to current market interest rates upon maturity and our efforts to reduce deposit costs across our deposit portfolio. The weighted average rate paid on our time deposit portfolio declined to 1.42% for the three months ended March 31, 2011, from 1.97% for the comparable period in 2010; the average rate paid on our savings and money market deposit portfolio declined to 0.53% for the three months ended March 31, 2011, from 0.77% for the comparable period in 2010; and the average rate paid on our interest-bearing demand deposits declined to 0.13% for the three months ended March 31, 2011, from 0.17% for the comparable period in 2010. Assuming that the prevailing interest rate environment remains relatively stable, we anticipate continued reductions in our deposit costs as certain of our certificates of deposit accounts continue to re-price to current market interest rates upon maturity, as money market accounts re-price from promotional rates to current market interest rates and as we implement certain product modifications designed to enhance overall product offerings to our customer base.

Interest expense on our other borrowings was $26,000 for the three months ended March 31, 2011, compared to $3.4 million for the comparable period in 2010. Average other borrowings were $35.2 million for the three months ended March 31, 2011, compared to $758.1 million for the comparable period in 2010. Average other borrowings for the first quarter of 2011 were comprised solely of daily repurchase agreements utilized by customers as an alternative deposit product. The decrease in average other borrowings for the three months ended March 31, 2011, as compared to the comparable period in 2010, reflects the repayment of all of our $600.0 million outstanding FHLB advances and the early termination of our $120.0 million term repurchase agreement during 2010, in addition to a decrease in daily repurchase agreements. The aggregate weighted average rate paid on our other borrowings was 0.30% for the three months ended March 31, 2011, compared to 1.81% for the comparable period in 2010, reflecting the repayment of our higher cost secured borrowings during 2010.

Interest expense on our junior subordinated debentures was $3.3 million for the three months ended March 31, 2011, compared to $3.1 million for the comparable period in 2010. Average junior subordinated debentures were $354.0 million for the three months ended March 31, 2011, compared to $353.9 million for the comparable period in 2010. The aggregate weighted average rate paid on our junior subordinated debentures was 3.78% for the three months ended March 31, 2011, compared to 3.55% for the comparable period in 2010. The aggregate weighted average rates and the level of interest expense reflect the LIBOR rates and the impact to the related spreads to LIBOR during the periods as approximately 79.4% of our junior subordinated debentures are variable rate. The aggregate weighted average rates also reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures, as further described in Note 12 to our consolidated financial statements.

The following table sets forth, on a tax-equivalent basis, certain information on a continuing basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011			2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars expressed in thousands)
ASSETS
Interest-earning assets:
Loans (1) (2) (3) (4)	$4,321,682	52,606	4.94%	$6,248,503	77,814	5.05%
Investment securities (4)	1,609,743	8,824	2.22	676,395	5,290	3.17
FHLB and FRB stock	28,995	396	5.54	62,132	583	3.81
Short-term investments	861,119	532	0.25	1,952,830	1,220	0.25
Total interest-earning assets	6,821,539	62,358	3.71	8,939,860	84,907	3.85
Nonearning assets	412,098			458,130
Assets of discontinued operations	40,038			589,284
Total assets	$7,273,675			$9,987,274

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$943,847	307	0.13%	$863,040	366	0.17%
Savings and money market	2,204,360	2,866	0.53	2,155,701	4,067	0.77
Time deposits of $100 or more	789,561	2,825	1.45	894,054	4,353	1.97
Other time deposits	1,291,643	4,445	1.40	1,486,656	7,225	1.97
Total interest-bearing deposits	5,229,411	10,443	0.81	5,399,451	16,011	1.20
Other borrowings	35,172	26	0.30	758,132	3,388	1.81
Subordinated debentures	353,991	3,302	3.78	353,915	3,100	3.55
Total interest-bearing liabilities	5,618,574	13,771	0.99	6,511,498	22,499	1.40
Noninterest-bearing liabilities:
Demand deposits	1,135,764			1,157,993
Other liabilities	117,405			99,246
Liabilities of discontinued operations	96,160			1,702,554
Total liabilities	6,967,903			9,471,291
Stockholders’ equity	305,772			515,983
Total liabilities and stockholders’ equity	$7,273,675			$9,987,274
Net interest income		48,587			62,408
Interest rate spread			2.72			2.45
Net interest margin (5)			2.89%			2.83%

_________________
(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense include the effects of interest rate swap agreements.
(4)
Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $90,000 and $136,000 for the three months ended March 31, 2011 and 2010, respectively.

(5)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

The following table indicates, on a tax-equivalent basis, the change in interest income and interest expense that is attributable to the change in average volume and change in average rates, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:
	Three Months Ended March 31, 2011 Compared to 2010
			Net
	Volume	Rate	Change
	(dollars expressed in thousands)

Interest earned on:
Loans: (1) (2) (3)
Taxable	$(23,481)	(1,659)	(25,140)
Tax-exempt (4)	(40)	(28)	(68)
Investment securities:
Taxable	5,419	(1,822)	3,597
Tax-exempt (4)	(55)	(8)	(63)
FHLB and FRB stock	(387)	200	(187)
Short-term investments	(688)	—	(688)
Total interest income	(19,232)	(3,317)	(22,549)
Interest paid on:
Interest-bearing demand deposits	32	(91)	(59)
Savings and money market deposits	91	(1,292)	(1,201)
Time deposits	(1,338)	(2,970)	(4,308)
Other borrowings	(1,793)	(1,569)	(3,362)
Subordinated debentures	1	201	202
Total interest expense	(3,007)	(5,721)	(8,728)
Net interest income	$(16,225)	2,404	(13,821)
_________________
(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense include the effects of interest rate swap agreements.
(4)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.

Provision for Loan Losses. We recorded a provision for loan losses of $10.0 million for the three months ended March 31, 2011, compared to $42.0 million for the comparable period in 2010. The decrease in the provision for loan losses during the three months ended March 31, 2011, as compared to the comparable period in 2010, was primarily driven by the significant decrease in the overall level of nonaccrual loans and potential problem loans and a decrease in net charge-offs, in addition to less severe asset migration to classified asset categories than the migration levels experienced during the first quarter of 2010.

Our nonaccrual loans were $382.0 million at March 31, 2011, compared to $398.9 million at December 31, 2010 and $657.9 million at March 31, 2010. The decrease in the overall level of nonaccrual loans was driven by gross loan charge-offs, transfers to other real estate and resolution of certain nonaccrual loans exceeding net additions to nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses,” and reflects our continued progress with respect to the implementation of our Asset Quality Improvement Plan initiatives, designed to reduce the overall balance of nonaccrual and other potential problem loans and assets.

Our net loan charge-offs were $27.1 million for the three months ended March 31, 2011, compared to $58.1 million for the comparable period in 2010. The decrease in net loan charge-offs was primarily attributable to decreases in net charge-offs in our real estate construction and development, commercial real estate and one-to-four family residential real estate portfolios, partially offset by an increase in net charge-offs in our commercial, financial and agricultural portfolio.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”

Noninterest Income.   Noninterest income was $14.1 million for the three months ended March 31, 2011, compared to $15.4 million for the comparable period in 2010. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, net gains (losses) on investment securities and derivative instruments, changes in the fair value of servicing rights, loan servicing fees and other income. The decrease in our noninterest income was primarily attributable to lower service charges on deposit accounts and customer service fees, lower gains on loans sold and held for sale and decreased other income, primarily due to increased losses on sales of other real estate; partially offset by gains on sales of investment securities, lower net losses on derivative financial instruments and lower declines in the fair value of servicing rights.

Service charges on deposit accounts and customer service fees were $9.7 million for the three months ended March 31, 2011, compared to $10.2 million for the comparable period in 2010, primarily reflecting reduced non-sufficient funds and returned check fee income on retail and commercial accounts.

The gain on loans sold and held for sale was $386,000 for the three months ended March 31, 2011, compared to $920,000 for the comparable period in 2010. The decrease was primarily attributable to a decrease in the volume of mortgage loans originated for sale in the secondary market during the first quarter of 2011 associated with the rise in mortgage interest rates and the resulting decline in refinancing volume in our mortgage banking division in addition to lower margins on the loans originated for sale in the secondary market. The gain on sale of mortgage loans was $459,000 for the three months ended March 31, 2011, compared to $977,000 for the comparable period in 2010. For the three months ended March 31, 2011 and 2010, we originated residential mortgage loans held for sale totaling $57.5 million and $61.6 million, respectively. The decrease in gains on loans sold and held for sale also reflects losses on the sale of SBA loans of $73,000 for the three months ended March 31, 2011, compared to gains of $35,000 for the comparable period in 2010.

We recorded net gains on investment securities of $527,000 for the three months ended March 31, 2011. During the first quarter of 2011, we reduced our overall number of smaller-valued investment securities holdings, many of which were acquired in previous acquisitions, in an effort to reduce the operational requirements and overall costs associated with maintaining these securities. There were no sales of investment securities during the three months ended March 31, 2010.

We recorded net losses on derivative instruments of $56,000 and $1.3 million for the three months ended March 31, 2011 and 2010, respectively, primarily attributable to changes in fair value and the net interest differential on our interest rate swap agreements previously designated as cash flow hedges on our junior subordinated debentures, as further described under “—Interest Rate Risk Management” and in Note 16 to our consolidated financial statements.

We recorded net losses associated with changes in the fair value of mortgage and SBA servicing rights of $489,000 and $749,000 for the three months ended March 31, 2011 and 2010, respectively. The changes in the fair value of mortgage and SBA servicing rights during the periods reflect changes in mortgage interest rates and the related changes in estimated prepayment speeds, as well as changes in cash flow assumptions on the underlying SBA loans in the serviced portfolio.

Loan servicing fees were $2.3 million for the three months ended March 31, 2011 and 2010, and are primarily attributable to fee income generated from the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans originated to small business concerns. The level of fees is primarily impacted by the balance of loans serviced and interest shortfall on serviced residential mortgage loans. Interest shortfall represents the difference between the interest collected from a loan servicing customer upon prepayment of the loan and the full month of interest that is required to be remitted to the security owner.

Other income was $1.8 million and $4.1 million for the three months ended March 31, 2011 and 2010, respectively. We primarily attribute the decrease in other income to:

➢	A loss of $334,000 recognized in the first quarter of 2011 on the sale of our San Jose Branch, as further described in Note 2 to our consolidated financial statements;

➢	A gain of $168,000 recognized in the first quarter of 2010 on the sale of our Lawrenceville Branch; and

➢
Net losses on sales of other real estate of $825,000 for the first quarter of 2011 associated with sales of other real estate properties with a carrying value of $21.5 million, compared to net gains of $878,000 for the first quarter of 2010 associated with sales of other real estate properties with a carrying value of $19.2 million.

Noninterest Expense. Noninterest expense decreased $7.1 million, or 10.7%, to $58.8 million for the three months ended March 31, 2011, from $65.9 million for the comparable period in 2010. The decrease in our noninterest expense was primarily attributable to reductions in write-downs and expenses on other real estate properties, salaries and employee benefits expense, occupancy and furniture and equipment expenses, postage, printing and supplies expenses, information technology fees, legal, examination and professional fees and amortization of intangible assets; partially offset by increased FDIC insurance expense and advertising and business development expenses.

Salaries and employee benefits expense decreased $1.1 million, or 5.1% to $20.8 million for the three months ended March 31, 2011, in comparison to $22.0 million for the comparable period in 2010. The overall decrease in salaries and employee benefits expense is reflective of the completion of certain staff reductions in 2010 and 2011. Our total full-time equivalent employees (FTEs), excluding discontinued operations, decreased to 1,357 at March 31, 2011, from 1,393 at December 31, 2010 and 1,552 at March 31, 2010, representing decreases of 2.6% and 12.6%, respectively. The overall reduction in salaries and employee benefits expense was partially offset by an increase in our 401(k) matching contribution, resulting from the reinstatement of our 401(k) matching contribution in the first quarter of 2011, following the elimination of our matching contribution in April 2009.

Occupancy, net of rental income, and furniture and equipment expense decreased $792,000, or 7.2%, to $10.2 million for the three months ended March 31, 2011, from $10.9 million for the comparable period in 2010. The decrease reflects reduced furniture, fixture and technology equipment expenditures associated with prior expansion and branch renovation activities and certain branch closures completed in conjunction with profit improvement initiatives.

Postage, printing and supplies expense decreased $306,000, or 27.3%, to $814,000 for the three months ended March 31, 2011, from $1.1 million for the comparable period in 2010, primarily reflecting decreases in office supplies expenses as a result of profit improvement initiatives.

Information technology and item processing fees decreased $877,000, or 11.9%, to $6.5 million for the three months ended March 31, 2011, from $7.4 million for the comparable period in 2010. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and negotiated fee reductions with First Services, L.P. As more fully described in Note 8 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending, trust and small business lending divisions as well as our payroll processing department.

Legal, examination and professional fees decreased $391,000, or 11.3%, to $3.1 million for the three months ended March 31, 2011, compared to $3.5 million for the comparable period in 2010. The decrease in legal, examination and professional fees primarily reflects lower legal expenses associated with divestiture activities and litigation matters than those experienced during the first quarter of 2010, in addition to lower fees related to collection and foreclosure efforts associated with the decrease in the average balance of our nonperforming assets. While legal fees have declined as compared to the first quarter of 2010, we anticipate legal, examination and professional fees to remain at higher-than-historical levels during 2011, primarily as a result of higher legal and professional fees associated with ongoing foreclosure efforts on problem loans, other collection efforts, ongoing litigation matters and ongoing matters associated with our Capital Plan, as further described under “—Recent Developments and Other Matters – Capital Plan.”

Amortization of intangible assets was $799,000 and $925,000 for the three months ended March 31, 2011 and 2010, respectively, reflecting a decrease in the amortization of core deposit intangibles associated with prior acquisitions.

Advertising and business development expense increased $84,000, or 20.1%, to $501,000 for the three months ended March 31, 2011, from $417,000 for the comparable period in 2010, reflecting increased advertising and deposit product campaigns during the first quarter of 2011 as compared to the same period in the prior year.

FDIC insurance expense increased $352,000, or 7.1%, to $5.3 million for the three months ended March 31, 2011, in comparison to $4.9 million for the comparable period in 2010. The increase in FDIC insurance expense was primarily attributable to the increase in premiums related to our increased risk assessment rating. Prior to April 1, 2011, the FDIC’s assessment base for the calculation of insurance premium assessments was an institution’s average deposits. The Dodd-Frank Act required the FDIC to establish rules setting insurance premium assessments based on an institution's average consolidated assets minus its average tangible equity instead of its deposits. These rules were finalized on February 7, 2011 and set base assessment rates for institutions in Risk Categories II, III and IV at annual rates of 14, 23 and 35 basis points, respectively, beginning April 1, 2011. The base assessment rate for a Risk Category I institution was set at a range of five to nine basis points. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits and unsecured debt. Total base assessment rates after adjustments range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV.  We expect the level of our future FDIC insurance expense to be reduced as a result of the implementation of the changes in the assessment methodology.

Write-downs and expenses on other real estate decreased $3.0 million, or 37.7%, to $4.9 million for the three months ended March 31, 2011, from $7.9 million for the comparable period in 2010, and include write-downs related to the revaluation of certain properties of $2.6 million for the three months ended March 31, 2011 as compared to $4.5 million for the three months ended March 31, 2010. Write-downs during the three months ended March 31, 2011 include a single write-down of $1.7 million on a Southern California real estate property. Write-downs of other real estate for the three months ended March 31, 2010 include a write-down of $3.0 million on a single property located in Northern California. Other real estate expenses, exclusive of write-downs, such as taxes, insurance, and repairs and maintenance, were $2.4 million for the three months ended March 31, 2011, compared to $3.5 million for the comparable period in 2010. The overall higher-than-historical level of expenses on other real estate is primarily due to expenses associated with ongoing foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties, as well as other property preservation related expenses. The balance of our other real estate properties was $126.6 million at March 31, 2011, as compared to $140.6 million at December 31, 2010 and $134.2 million at March 31, 2010. We expect the level of write-downs and expenses on our other real estate properties to remain at elevated levels in the near term as a result of the high level of our other real estate balances and the expected future transfer of certain of our nonaccrual loans into our other real estate portfolio.

Other expense decreased $922,000, or 13.4%, to $6.0 million for the three months ended March 31, 2011, compared to $6.9 million for the comparable period in 2010. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, loan expenses, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes, travel, meals and entertainment, overdraft losses and other nonrecurring expenses. The decrease in other expense reflects the following:

➢
A decrease in loan expenses associated with collection efforts related to asset quality matters to $1.2 million for the three months ended March 31, 2011, as compared to $1.9 million for the comparable period in 2010; and

➢	Overdraft losses, net of recoveries, of $298,000 for the three months ended March 31, 2011, compared to $324,000 for the comparable period in 2010.

Provision for Income Taxes.  We recorded a provision for income taxes of $52,000 and $105,000 for the three months ended March 31, 2011 and 2010, respectively. The provision for income taxes during 2011 and 2010 reflects the establishment of a full deferred tax asset valuation allowance during 2008 and the resulting inability to record tax benefits on our net loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not “more likely than not,” as further described in Note 14 to our consolidated financial statements. The deferred tax asset valuation allowance was primarily established as a result of our three-year cumulative operating loss for the years ended December 31, 2008, 2007 and 2006, after considering all available objective evidence and potential tax planning strategies related to the amount of the deferred tax assets that are more likely than not to be realized.

The level of our provision for income taxes and the deferred tax asset valuation allowance are more fully described in Note 14 to our consolidated financial statements.

Income from Discontinued Operations, Net of Tax. We recorded income from discontinued operations, net of tax, of $194,000 for the three months ended March 31, 2011, compared to income from discontinued operations, net of tax, of $2.3 million for the comparable period in 2010. Income from discontinued operations, net of tax, for the three months ended March 31, 2011 and 2010, is primarily reflective of the following:

➢
A gain of $8.4 million during the first quarter of 2010 associated with the sale of our Chicago Region on February 19, 2010 net of a reduction in goodwill and intangible assets allocated to the Chicago Region of approximately $26.3 million; and

➢	Other net income (loss) from all discontinued operations during the respective periods, as further described in Note 2 to our consolidated financial statements.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiary. Net income attributable to noncontrolling interest in subsidiary was $65,000 for the three months ended March 31, 2011, compared to a net loss attributable to noncontrolling interest in subsidiary of $437,000 for the comparable period in 2010, and was comprised of the noncontrolling interest in the net income (losses) of FB Holdings. The net income attributable to noncontrolling interest in subsidiary in 2011, as compared to the net loss in 2010, is primarily reflective of reduced expenses associated with lower balances of other real estate properties in FB Holdings coupled with increased gains recognized on the sale of other real estate properties for the three months ended March 31, 2011, as compared to the comparable period in 2010. Noncontrolling interest in subsidiary is more fully described in Note 1 and Note 8 to our consolidated financial statements.

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

In managing sensitivity, we strive to reduce the adverse impact on earnings by managing interest rate risk within internal policy constraints. Our policy is to manage exposure to potential risks associated with changing interest rates by maintaining a balance sheet posture in which annual net interest income is not significantly impacted by reasonably possible near-term changes in interest rates. To measure the effect of interest rate changes, we project our net income over a two-year horizon on a pro forma basis. The analysis assumes various scenarios for increases and decreases in interest rates including both instantaneous and gradual, and parallel and non-parallel, shifts in the yield curve, in varying amounts. For purposes of arriving at reasonably possible near-term changes in interest rates, we include scenarios based on actual changes in interest rates, which have occurred over a two-year period, simulating both a declining and rising interest rate scenario.

We are “asset-sensitive,” indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 5.0% of net interest income, based on assets and liabilities at March 31, 2011. At March 31, 2011, we remain in an asset-sensitive position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with the effect of significant declines in interest rates that began in late 2007 and continued throughout 2008 and 2009 to historically low levels, and the overall level of our nonperforming assets, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.

We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of March 31, 2011, adjusted to account for anticipated prepayments:

	Three Months or Less	Over Three through Six Months	Over Six through Twelve Months	Over One through Five Years	Over Five Years	Total
	(dollars expressed in thousands)
Interest-earning assets:
Loans (1)	$2,517,563	302,943	408,610	811,698	64,221	4,105,035
Investment securities	82,066	71,044	138,249	921,420	547,206	1,759,985
FHLB and FRB stock	28,202	—	—	—	—	28,202
Short-term investments	954,411	—	—	—	—	954,411
Total interest-earning assets	$3,582,242	373,987	546,859	1,733,118	611,427	6,847,633
Interest-bearing liabilities:
Interest-bearing demand deposits	$350,582	217,929	142,128	104,227	132,653	947,519
Money market deposits	1,953,503	—	—	—	—	1,953,503
Savings deposits	41,903	34,508	29,578	41,903	98,594	246,486
Time deposits	536,036	404,389	567,089	472,694	95	1,980,303
Other borrowings	39,404	—	—	—	—	39,404
Subordinated debentures	282,481	—	—	—	71,519	354,000
Total interest-bearing liabilities	3,203,909	656,826	738,795	618,824	302,861	5,521,215
Effect of interest rate swap agreements	(75,000)	25,000	25,000	25,000	—	—
Total interest-bearing liabilities after the effect of interest rate swap agreements	$3,128,909	681,826	763,795	643,824	302,861	5,521,215
Interest-sensitivity gap:
Periodic	$453,333	(307,839)	(216,936)	1,089,294	308,566	1,326,418
Cumulative	453,333	145,494	(71,442)	1,017,852	1,326,418
Ratio of interest-sensitive assets to interest-sensitive liabilities:
Periodic	1.14	0.55	0.72	2.69	2.02	1.24
Cumulative	1.14	1.04	0.98	1.20	1.24

_________________
(1)	Loans are presented net of unearned discount.

Management made certain assumptions in preparing the foregoing table. These assumptions included:

➢	Loans will repay at projected repayment rates;

➢	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

➢	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and

➢	Fixed maturity deposits will not be withdrawn prior to maturity.

A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.

We were in an overall asset-sensitive position of $1.33 billion, or 18.4% of our total assets, and $1.26 billion, or 17.1% of our total assets, at March 31, 2011 and December 31, 2010, respectively. We were in an overall liability-sensitive position on a cumulative basis through the twelve-month time horizon of $71.4 million, or 1.0% of our total assets, and $21.0 million, or 0.3% of our total assets at March 31, 2011 and December 31, 2010, respectively.

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

The derivative financial instruments we held as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011		December 31, 2010
	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure
	(dollars expressed in thousands)

Cash flow hedges – subordinated debentures (1)	$75,000	—	75,000	—
Customer interest rate swap agreements	52,430	735	53,696	869
Interest rate lock commitments	27,120	580	41,857	276
Forward commitments to sell mortgage-backed securities	34,750	—	84,100	1,538

_________________
(1)
In August 2009, we discontinued hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities associated with our junior subordinated debentures. Consequently, effective August 2009, the net interest differential on these interest rate swap agreements is recorded as a reduction of noninterest income rather than an increase to interest expense on junior subordinated debentures.

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

The earnings associated with our derivative financial instruments reflect the interest rate environment during these periods as well as the overall level of our derivative instruments throughout these periods. We realized net interest income on our derivative financial instruments of $1.9 million for the three months ended March 31, 2010, comprised entirely of amortization associated with a deferred gain on the previous termination of certain of our interest rate swap agreements. In December 2008, we terminated certain of our interest rate swap agreements that were designated as cash flow hedges on certain of our loans, and recorded a gain of $20.8 million, in aggregate, which was being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates of September 2009 and September 2010. Consequently, the conclusion of the amortization period associated with the aggregate gain in September 2010 resulted in a negative impact to our first quarter 2011 and future net interest income and net interest margin.

We recorded net losses on derivative instruments, which are included in noninterest income in the consolidated statements of operations, of $56,000 and $1.3 million for the three months ended March 31, 2011 and 2010, respectively, attributable to changes in the fair value and the net interest differential on our interest rate swap agreements previously designated as cash flow hedges on our junior subordinated debentures. In conjunction with the discontinuation of hedge accounting treatment following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009, the net interest differential on these interest rate swap agreements, which was recorded as interest expense on junior subordinated debentures in the consolidated statements of operations, was recorded as a net reduction of noninterest income effective August 2009.

Our derivative financial instruments are more fully described in Note 16 to our consolidated financial statements.

Loans and Allowance for Loan Losses

Loan Portfolio Composition.  Loans, net of unearned discount, represented 56.9% of our assets as of March 31, 2011, compared to 60.9% of our assets at December 31, 2010. Loans, net of unearned discount, decreased $387.2 million to $4.11 billion at March 31, 2011 from $4.49 billion at December 31, 2010. The following table summarizes the composition of our loan portfolio by category at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(dollars expressed in thousands)

Commercial, financial and agricultural	$947,219	1,045,832
Real estate construction and development	439,449	490,766
Real estate mortgage:
One-to-four family residential	987,742	1,050,895
Multi-family residential	176,112	178,289
Commercial real estate	1,511,869	1,642,920
Consumer and installment, net of unearned discount	24,730	29,112
Loans held for sale	17,914	54,470
Loans, net of unearned discount	$4,105,035	4,492,284

The following table summarizes the composition of our loan portfolio by geographic region and/or business segment at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(dollars expressed in thousands)

Mortgage Division	$415,422	466,735
Florida	103,968	114,061
Northern California	608,307	633,867
Southern California	1,172,053	1,268,960
Chicago	227,767	244,277
Missouri	810,050	879,200
Texas	245,463	292,609
First Bank Business Capital, Inc.	52,528	56,212
Northern and Southern Illinois	315,386	350,208
Other	154,091	186,155
Total	$4,105,035	4,492,284

We attribute the net decrease in our loan portfolio during the first three months of 2011 primarily to:

➢
A decrease of $98.6 million in our commercial, financial and agricultural portfolio, reflecting gross loan charge-offs of $5.6 million and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets;

➢
A decrease of $51.3 million in our real estate construction and development portfolio primarily attributable to gross loan charge-offs of $10.3 million, transfers to other real estate of $4.2 million and other loan activity. The following table summarizes the composition of our real estate construction and development portfolio by region as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(dollars expressed in thousands)

Northern California	$65,367	64,647
Southern California	143,015	157,306
Chicago	39,720	44,166
Missouri	49,610	62,012
Texas	107,604	128,794
Florida	2,247	3,799
Northern and Southern Illinois	23,459	28,721
Other	8,427	1,321
Total	$439,449	490,766

We have experienced significant asset quality deterioration within all geographic areas of our real estate construction and development portfolio. As a result of the asset quality deterioration, we focused on reducing our exposure to this portfolio segment and decreased the portfolio balance by $1.70 billion, or 79.5%, from $2.14 billion at December 31, 2007 to $439.4 million at March 31, 2011. Of the remaining portfolio balance of $439.4 million, $126.6 million, or 28.8%, of loans were in a nonaccrual status as of March 31, 2011 and $94.4 million, or 21.5%, of loans were considered potential problem loans, as further discussed below;

➢
A decrease of $63.2 million in our one-to-four family residential real estate loan portfolio primarily attributable to gross loan charge-offs of $9.7 million, transfers to other real estate of $2.6 million and principal payments. The following table summarizes the composition of our one-to-four family residential real estate loan portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(dollars expressed in thousands)

One-to-four family residential real estate:
Bank portfolio	$210,371	239,363
Mortgage Division portfolio, excluding Florida	280,743	286,584
Florida Mortgage Division portfolio	109,531	125,369
Home equity portfolio	387,097	399,579
Total	$987,742	1,050,895

Our Bank portfolio consists of prime mortgage loans originated to customers from our retail branch banking network. As of March 31, 2011, approximately $13.0 million, or 6.2%, of this portfolio is on nonaccrual status. The decrease in this portfolio of $29.0 million, or 12.1%, during the first three months of 2011 is primarily attributable to principal payments, including the payoff of a single $10.0 million loan relationship.

Our Mortgage Division portfolio, excluding Florida, consists of both prime mortgage loans and Alt A and sub-prime mortgage loans that were originated prior to our discontinuation of these loan products in 2007. This portfolio of one-to-four family residential real estate loans has decreased $213.5 million, or 43.2%, from $494.2 million at December 31, 2007. As of March 31, 2011, approximately $99.9 million, or 35.6%, of this portfolio is considered impaired, consisting of performing troubled debt restructurings of $77.8 million, including those loans modified in the Home Affordable Modification Program, or HAMP, of $63.1 million, and nonaccrual loans of $22.1 million.

Our Florida portfolio, the majority of which was acquired in November 2007 through our acquisition of Coast Bank of Florida, consists primarily of prime and Alt A mortgage loans. This portfolio of one-to-four family residential real estate loans has decreased $150.6 million, or 57.9%, from $260.1 million at December 31, 2007.  As of March 31, 2011, approximately $14.5 million, or 13.2%, of this portfolio is considered impaired, consisting of performing troubled debt restructurings of $7.6 million, including those loans modified in HAMP of $4.2 million, and nonaccrual loans of $6.9 million. Our Mortgage Division portfolio, excluding Florida, and our Florida Mortgage Division Portfolio are collectively defined as our Mortgage Division portfolio unless otherwise noted.

Our home equity portfolio consists of prime loans originated to customers from our retail branch banking network. As of March 31, 2011, approximately $7.2 million, or 1.9%, of this portfolio is on nonaccrual status The decrease in this portfolio of $12.5 million, or 3.1%, during the first three months of 2011 is primarily attributable to gross loan charge-offs of $2.4 million and principal payments;

➢	A decrease of $2.2 million in our multi-family residential real estate due to portfolio runoff associated with a decline in internal production and reduced loan demand within our markets;

➢
A decrease of $131.1 million in our commercial real estate portfolio primarily attributable to gross loan charge-offs of $11.1 million, transfers to other real estate of $3.0 million and our efforts to reduce our exposure to commercial real estate in the current economic environment. The following table summarizes the composition of our commercial real estate portfolio by loan type as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(dollars expressed in thousands)

Farmland	$31,932	36,735
Owner occupied	772,218	798,842
Non-owner occupied	707,719	807,343
Total	$1,511,869	1,642,920

Within our commercial real estate portfolio, we have experienced the most distress in our non-owner occupied portfolio. As of March 31, 2011, $68.7 million, or 9.7%, of this segment of our commercial real estate portfolio is on nonaccrual status. The following table summarizes the composition of our non-owner occupied loan portfolio by region as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(dollars expressed in thousands)

Northern California	$192,778	208,127
Southern California	272,712	305,287
Chicago	20,531	27,907
Missouri	124,502	149,106
Texas	42,429	61,258
Florida	12,141	13,338
Northern and Southern Illinois	25,631	24,990
Other	16,995	17,330
Total	$707,719	807,343

Our Southern California region accounts for $37.4 million, or 54.5%, of the total nonaccrual loans in this portfolio segment at March 31, 2011, and includes a single credit relationship in the amount of $29.0 million which was subsequently paid off in April 2011 at our recorded investment of $29.0 million;

➢
A decrease of $4.4 million in our consumer and installment portfolio, net of unearned discount, reflecting a decrease in unearned discount of $392,000, gross charge-offs of $218,000 and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets; and

➢	A decrease of $36.6 million in our loans held for sale portfolio primarily resulting from the timing of loan originations and subsequent sales into the secondary mortgage and small business markets.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, other real estate and repossessed assets. The following table presents the categories of nonperforming assets and certain ratios as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(dollars expressed in thousands)

Nonperforming Assets:
Nonaccrual loans:
Commercial, financial and agricultural	$81,709	67,365
Real estate construction and development	126,589	134,244
One-to-four family residential real estate:
Bank portfolio	13,023	14,479
Mortgage Division portfolio	29,038	33,386
Home equity portfolio	7,228	7,122
Multi-family residential	12,462	12,960
Commercial real estate	111,915	129,187
Consumer and installment	42	165
Total nonaccrual loans	382,006	398,908
Other real estate	126,554	140,628
Other repossessed assets	71	37
Total nonperforming assets	$508,631	539,573

Loans, net of unearned discount	$4,105,035	4,492,284

Performing troubled debt restructurings	$89,712	112,903

Loans past due 90 days or more and still accruing	$2,432	5,523

Ratio of:
Allowance for loan losses to loans	4.48%	4.48%
Nonaccrual loans to loans	9.31	8.88
Allowance for loan losses to nonaccrual loans	48.16	50.40
Nonperforming assets to loans, other real estate and repossessed assets	12.02	11.65

Our nonperforming assets, consisting of nonaccrual loans, other real estate owned and repossessed assets, were $508.6 million and $539.6 million at March 31, 2011 and December 31, 2010, respectively. Our nonperforming assets at March 31, 2011 included $20.1 million, comprised of $7.5 million of nonaccrual loans and $12.6 million of other real estate owned, held by FB Holdings, a subsidiary of First Bank which is 46.77% owned by FCA, an entity owned by our Chairman of the Board and members of his immediate family.

We attribute the $16.9 million net decrease in our nonaccrual loans during the three months ended March 31, 2011 primarily to the following:

➢
A decrease in nonaccrual loans of $7.7 million in our real estate construction and development loan portfolio driven by gross loan charge-offs of $10.3 million, transfers to other real estate of $4.2 million and payments received, partially offset by additions to nonaccrual loans during the three months ended March 31, 2011. Although the level of deterioration in this portfolio is slowing due in part to the decline in the total portfolio balance, as previously discussed, we continue to experience deterioration as a result of weak economic conditions and significant declines in real estate values, and we expect these trends to continue until market conditions stabilize in our primary market areas;

➢
A decrease in nonaccrual loans of $4.3 million in our one-to-four family residential real estate Mortgage Division loan portfolio primarily driven by gross loan charge-offs of $6.6 million, transfers to other real estate of $2.0 million and payments received, partially offset by additions to nonaccrual loans during the three months ended March 31, 2011 driven by current market conditions and the overall deterioration of Alt A and sub-prime residential mortgage loan products experienced throughout the mortgage banking industry. We continue to modify loans under HAMP where deemed economically advantageous to our borrowers and us; and

➢
A decrease in nonaccrual loans of $17.3 million in our commercial real estate portfolio primarily driven by gross loan charge-offs of $11.1 million, transfers to other real estate of $3.0 million and payments received, partially offset by new additions resulting from continued weak economic conditions and significant declines in real estate values. There was a single $29.0 million nonaccrual credit relationship in our Southern California region at March 31, 2011, which comprised 25.9% of our total commercial real estate nonaccrual loans. This loan was subsequently paid off in April 2011 at our recorded investment balance of $29.0 million.

These decreases were partially offset by:

➢
An increase in nonaccrual loans of $14.3 million in our commercial, financial and agricultural portfolio primarily driven by new additions during the three months ended March 31, 2011, partially offset by gross loan charge-offs of $5.6 million and payments received. Additions to nonaccrual status during the first quarter of 2011 included two credits with outstanding balances of $8.9 million and $7.6 million, or $16.5 million in aggregate.

The decrease in other real estate of $14.1 million during the first three months of 2011 was primarily driven by the sale of other real estate properties with a carrying value of $21.5 million at a net loss of $825,000, and write-downs of other real estate of $2.6 million, attributable to declining real estate values on certain properties, including a single $1.7 million write-down on a Southern California real estate property; partially offset by foreclosures of real estate construction and development, commercial real estate, multi-family residential loans and one-to-four family residential real estate loans aggregating $10.3 million. At March 31, 2011, our other real estate consisted of properties with the most recent appraisal date being in 2011, 2010, 2009, 2008 and prior to 2008 of $3.0 million, $85.0 million, $24.5 million, $10.0 million and $2.8 million, respectively, in addition to $1.2 million with the fair value estimated by management or by broker’s price opinions. Other real estate with an appraisal date in 2010 includes a single $41.0 million property in Southern California.

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

The following table summarizes the composition of our nonperforming assets by region / business segment at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(dollars expressed in thousands)

Mortgage Division	$35,848	41,686
Florida	12,301	15,243
Northern California	58,123	62,339
Southern California	134,371	143,522
Chicago	58,064	71,882
Missouri	108,176	99,161
Texas	55,195	60,967
Northern and Southern Illinois	24,441	21,372
Other	22,112	23,401
Total nonperforming assets	$508,631	539,573

During the first quarter of 2011, we experienced a decline in nonperforming assets in most of our regions as a result of payment activity, sales of other real estate properties and charge-offs of loans or write-downs of other real estate properties. The increase in the Missouri region of $9.0 million is primarily due to two new nonaccrual commercial and industrial loans with outstanding balances of $8.9 million and $7.6 million, or $16.5 million in aggregate, during the first quarter of 2011.

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

We refer to our TDRs that are accruing interest as performing TDRs. The following table presents the categories of performing TDRs as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(dollars expressed in thousands)

Commercial, financial and agricultural	$1,249	—
Real estate construction and development	3,145	3,145
Real estate mortgage:
One-to-four family residential	85,318	91,329
Commercial real estate	—	18,429
Total performing troubled debt restructurings	$89,712	112,903

As of March 31, 2011 and December 31, 2010, $25.2 million and $26.2 million, respectively, of loans were identified by management as TDRs, were on nonaccrual status and were classified as nonperforming loans.

The decrease in one-to-four family residential performing TDRs was primarily attributable to certain loans being removed from TDR status as a result of compliance with the contractual terms of the respective modified loan agreements, the payoff of a $3.0 million TDR during the first quarter of 2011 and TDRs entering nonaccrual status; partially offset by an increase in TDRs under HAMP of $3.9 million to $67.3 million at March 31, 2011. One-to-four family residential loans restructured under HAMP will be considered TDRs for the life of the respective loans or modification periods as they are being restructured at interest rates lower than current market rates. The decrease in commercial real estate TDRs primarily resulted from the payoff of an $11.1 million TDR during the first quarter of 2011 and the removal from TDR status of a $6.3 million loan as a result of compliance with the contractual terms of the modified loan agreement for a sustained period.

Potential Problem Loans. As of March 31, 2011 and December 31, 2010, $361.5 million and $373.1 million, respectively, of loans not included in the nonperforming assets and performing TDR tables above were identified by management as having potential credit problems, or potential problem loans. These loans are generally defined as loans having an internally assigned grade of substandard and loans in the Mortgage Division which are 30-89 days delinquent. The following table presents the categories of potential problem loans as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(dollars expressed in thousands)

Commercial, financial and agricultural	$82,503	100,383
Real estate construction and development	94,385	128,227
Real estate mortgage:
One-to-four family residential	42,971	43,013
Multi-family residential	47,845	5,584
Commercial real estate	93,818	95,933
Total nonperforming assets	$361,522	373,140

The decrease in commercial, financial and agricultural potential problem loans of $17.9 million is primarily attributable to the transfer of two credits with outstanding balances of $8.9 million and $7.6 million, or $16.5 million in aggregate, to nonaccrual status during the first quarter of 2011. The decrease in real estate construction and development potential problem loans of $33.8 million is primarily attributable to the transfer of a $10.8 million credit in our Texas region to nonaccrual status during the first quarter of 2011 and the payoff of a $13.6 million credit in our Southern California region. The increase in multi-family residential potential problem loans of $42.3 million is primarily attributable to the transfers of a $26.7 million credit in our Chicago region and a $17.7 million credit in our Southern Illinois region to potential problem status from special mention status during the first quarter of 2011.

The following table summarizes the composition of our potential problem loans by region / business segment at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(dollars expressed in thousands)

Mortgage Division	$10,131	9,859
Florida	2,622	2,783
Northern California	58,609	64,601
Southern California	88,844	106,526
Chicago	39,738	15,030
Missouri	70,501	91,813
Texas	15,490	27,028
First Bank Business Capital, Inc.	26,385	18,992
Northern and Southern Illinois	44,618	32,548
Other	4,584	3,960
Total potential problem loans	$361,522	373,140

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

Potential problem loans are regularly evaluated for impaired loan status by lenders, the credit administration department and the internal credit review department. When management makes the determination that a loan should be considered impaired, an initial specific reserve is allocated to the impaired loan, if necessary, until the loan is charged down to the appraised value of the underlying collateral, typically within 30 to 90 days of becoming impaired. In the current economic environment, management typically utilizes appraisals performed no earlier than 180 days prior to the charge-off, and in most cases, appraisals utilized are dated within 60 days of the charge-off. As such, management typically addresses collateral shortfalls through charge-offs as opposed to recording specific reserves on individual loans. Once a loan is charged down to the appraised value of the underlying collateral, management regularly monitors the carrying value of the loan for any additional deterioration and records additional reserves or charge-offs as necessary. As a general guideline, management orders new appraisals on any impaired loan or other real estate property in which the most recent appraisal is more than 18 months old; however, management also orders new appraisals on impaired loans or other real estate properties in the event circumstances change, such as a rapid change in market conditions in a particular region.

We continue our efforts to reduce nonperforming and potential problem loans and re-define our overall strategy and business plans with respect to our loan portfolio as deemed necessary in light of ongoing and dramatic changes in market conditions in the markets in which we operate.

Allowance for Loan Losses. Our allowance for loan losses as a percentage of loans, net of unearned discount, was 4.48% at March 31, 2011 and December 31, 2010. Our allowance for loan losses as a percentage of nonperforming loans was 48.16% at March 31, 2011 and 50.40% at December 31, 2010. Our allowance for loan losses decreased to $184.0 million at March 31, 2011, compared to $201.0 million at December 31, 2010.

The decrease in our allowance for loan losses of $17.1 million during the first three months of 2011 was primarily attributable to the decrease in nonaccrual loans of $16.9 million, the decrease in potential problem loans of $11.6 million and the $387.2 million decrease in the overall level of our loan portfolio.

Our allowance for loan losses as a percentage of loans, net of unearned discount, increased to 4.48% at March 31, 2011 and December 31, 2010 from 4.03% at December 31, 2009 and 2.56% at December 31, 2008 primarily due to the following:

➢	The downward migration of performing loans to more severe risk ratings that carry a higher reserve allocation, including the risk rating for potential problem loans;

➢	An increase in historical loss ratios used to determine estimated credit losses by loan type as a result of an increase in recent charge-off experience;

➢	The increase in our potential problem loans throughout 2009 and 2010, which generally resulted in a higher allowance for loan losses being applied to these loans; and

➢	Significant payoffs of higher credit quality loans during 2009 and 2010 which carried lower allowance for loan loss allocations; partially offset by

➢	The decrease in our nonaccrual loans during 2010.

Our allowance for loan losses as a percentage of loans, net of unearned discount, remained consistent at 4.48% during the first quarter of 2011 primarily due to the impact of the decrease in nonaccrual and potential problem loans being offset by the payoff of higher credit quality loans throughout the first quarter of 2011.

Our allowance for loan losses as a percentage of nonperforming loans decreased during the first three months of 2011 to 48.16% at March 31, 2011 from 50.40% at December 31, 2010. The decrease in this ratio was primarily attributable to a commercial real estate loan with a balance of $29.0 million being charged down to estimated fair value less selling costs during the first quarter of 2011 with no allocated allowance for loan losses. We received payment on the $29.0 million commercial real estate loan during April 2011.

Changes in the allowance for loan losses for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
	(dollars expressed in thousands)

Allowance for loan losses, beginning of period	$201,033	266,448
Allowance for loan losses allocated to loans sold	—	(257)
	201,033	266,191
Loans charged-off:
Commercial, financial and agricultural	(5,554)	(6,527)
Real estate construction and development	(10,314)	(39,073)
Real estate mortgage:
One-to-four family residential loans:
Bank portfolio	(701)	(1,572)
Mortgage Division portfolio	(6,618)	(20,683)
Home equity portfolio	(2,406)	(2,377)
Multi-family residential loans	—	(2,698)
Commercial real estate loans	(11,094)	(15,083)
Consumer and installment	(218)	(369)
Total	(36,905)	(88,382)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	2,890	27,268
Real estate construction and development	3,870	1,226
Real estate mortgage:
One-to-four family residential loans:
Bank portfolio	127	20
Mortgage Division portfolio	1,085	1,099
Home equity portfolio	70	102
Multi-family residential loans	—	—
Commercial real estate loans	1,719	437
Consumer and installment	84	103
Total	9,845	30,255
Net loans charged-off	(27,060)	(58,127)
Provision for loan losses	10,000	42,000
Allowance for loan losses, end of period	$183,973	250,064

Our net loan charge-offs were $27.1 million and $58.1 million for the three months ended March 31, 2011 and 2010, respectively. Our annualized net loan charge-offs as a percentage of average loans was 2.54% for the three months ended March 31, 2011, compared to 3.77% for the three months ended March 31, 2010.

We attribute the net decrease in our net loan charge-offs for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 to the following:

➢
A decrease in net loan charge-offs of $31.4 million associated with our real estate construction and development portfolio to $6.4 million for the three months ended March 31, 2011 as compared to $37.8 million for the three months ended March 31, 2010. Net loan charge-offs for the three months ended March 31, 2011 included a $5.7 million charge-off on a loan in the Missouri region. Net loan charge-offs for the three months ended March 31, 2010 included a $9.7 million charge-off on a loan in our Missouri region and an $8.0 million charge-off on a loan in our Southern California region. We continue to experience significant distress and unstable market conditions throughout our market areas, resulting in continued increased developer inventories, slower lot and home sales and declining real estate values;

➢
A decrease in net loan charge-offs of $14.1 million associated with our one-to-four family residential Mortgage Division portfolio to $5.5 million for the three months ended March 31, 2011 as compared to $19.6 million for the three months ended March 31, 2010. The decrease in net loan charge-offs is reflective of the declining portfolio balance and the substantial decrease in nonaccrual loans throughout 2010 and the first quarter of 2011, in addition to improving delinquency trends;

➢
A decrease in net loan charge-offs of $2.7 million associated with our multi-family residential real estate portfolio to zero for the three months ended March 31, 2011 as compared to $2.7 million for the three months ended March 31, 2010; and

➢
A decrease in net loan charge-offs of $5.3 million associated with our commercial real estate portfolio to $9.4 million for the three months ended March 31, 2011 as compared to $14.6 million for the three months ended March 31, 2010. The decrease in net loan charge-offs is reflective of the declining portfolio balance and the decrease in nonaccrual loans; partially offset by

➢
An increase in net loan charge-offs associated with our commercial, financial and agricultural portfolio of $23.4 million to $2.7 million for the three months ended March 31, 2011 as compared to net recoveries of $20.7 million for the three months ended March 31, 2010. Specifically in this portfolio, during the three months ended March 31, 2010, we recorded a $25.0 million recovery on a single credit whereby we had previously recorded aggregate charge-offs of $30.0 million during 2009 on the same credit.

The following table summarizes the composition of our net loan charge-offs (recoveries) by region / business segment for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(dollars expressed in thousands)

Mortgage Division	$5,533	19,584
Florida	1,326	3,899
Northern California	3,048	3,926
Southern California	5,468	(9,307)
Chicago	795	11,651
Missouri	7,493	22,933
Texas	1,683	858
First Bank Business Capital, Inc.	(462)	500
Northern and Southern Illinois	1,294	466
Other	882	3,617
Total net loan charge-offs	$27,060	58,127

As discussed above, the decrease in net loan charge-offs in our Mortgage Division is reflective of the declining portfolio balance and the substantial decrease in nonaccrual loans throughout 2010 and the first quarter of 2011, in addition to improving delinquency trends. The increase in net loan charge-offs in our Southern California region was primarily attributable to a $25.0 million recovery recorded during the three months ended March 31, 2010 on a commercial and industrial loan. The decrease in net loan charge-offs in our Chicago region is reflective of a declining portfolio balance and the decrease in nonaccrual loans throughout 2010 and the first quarter of 2011. The decrease in net loan charge-offs in our Missouri region was primarily attributable to charge-offs of $9.7 million and $3.5 million on two real estate construction and development loans and a charge-off of $3.7 million on a commercial real estate loan during the three months ended March 31, 2010. During the three months ended March 31, 2011, we recorded a $5.7 million charge-off on a real estate construction and development loan in the Missouri region.

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

Each month, the credit administration department provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio by risk rating. These are coupled with analyses of changes in the risk profile of the portfolio, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the level of risk in our loan portfolio. Factors are applied to the loan portfolio for each category of loan risk to determine acceptable levels of allowance for loan losses. Furthermore, management has implemented additional procedures to analyze concentrations in our real estate portfolio in light of economic and market conditions. These procedures include enhanced reporting to track land, lot, construction and finished inventory levels within our real estate construction and development portfolio. In addition, a quarterly evaluation of each lending unit is performed based on certain factors, such as lending personnel experience, recent credit reviews, loan concentrations and other factors. Based on this evaluation, changes to the allowance for loan losses may be required due to the perceived risk of particular portfolios. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for loan losses. In its analysis, management considers the changes in the portfolio, including growth, composition, the ratio of net loans to total assets, and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, adjustments are made to the allowance for loan losses. Such adjustments are reflected in our consolidated statements of operations.

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

A summary of the allowance for loan losses to loans by category as of March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010

Commercial, financial and agricultural	2.81%	2.68%
Real estate construction and development	11.91	11.91
Real estate mortgage:
One-to-four family residential loans	5.64	5.78
Multi-family residential loans	4.84	2.89
Commercial real estate loans	2.65	2.91
Consumer and installment	2.81	2.73
Total	4.48	4.48

The significant increase in the percentage of the allocated allowance for loan losses to multi-family residential loans is reflective of the increase in potential problem loans within this portfolio segment of $42.3 million to $47.8 million at March 31, 2011 as compared to $5.6 million at December 31, 2010.

Liquidity Management

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

As a financial intermediary, we are subject to liquidity risk. We closely monitor our liquidity position through our Liquidity Management Committee and we continue to implement actions deemed necessary to maintain an appropriate level of liquidity in light of unstable market conditions, changes in loan funding needs, operating and debt service requirements, current deposit trends and events that may occur in conjunction with our Capital Plan. We continue to seek opportunities to improve our overall liquidity position, and have expanded and implemented a more efficient collateral management process that allows us to maximize our overall collateral position related to our alternative borrowing sources. In conjunction with our liquidity management process, we analyze and manage short-term and long-term liquidity through an ongoing review of internal funding sources, projected cash flows from loans, securities and customer deposits, internal and competitor deposit pricing structures and maturity profiles of current borrowing sources. We utilize planning, management reporting and adverse stress scenarios to monitor sources and uses of funds on a daily basis to assess cash levels to ensure adequate funds are available to meet normal business operating requirements and to supplement liquidity needs to meet unusual demands for funds that may result from an unexpected change in customer deposit levels or potential planned or unexpected liquidity events that may arise from time to time.

First Bank built a significant amount of available balance sheet liquidity throughout 2009, 2010 and the first three months of 2011 in anticipation of the expected completion of certain transactions associated with our Capital Plan, as further described under “—Recent Developments and Other Matters – Capital Plan.” Our cash and cash equivalents were $954.4 million and $995.8 million at March 31, 2011 and December 31, 2010, respectively. The majority of funds were maintained in our correspondent bank account with the FRB. The decrease in our cash and cash equivalents of $41.3 million was primarily attributable to the following:

➢	The sale of our San Jose Branch on February 11, 2011, resulting in a cash outflow of $7.8 million;

➢
A net increase in our investment securities portfolio of $218.9 million, excluding the impact of investment security purchases of $46.7 million traded in March 2011 but not settled until April 2011; and

➢	A decrease in our deposit balances of approximately $211.7 million, excluding the impact of the divestiture of the San Jose Branch.

These decreases in cash and cash equivalents were partially offset by:

➢	A decrease in loans of $344.0 million, exclusive of loan charge-offs and transfers to other real estate;

➢	Recoveries of loans previously charged off of $9.8 million;

➢	Sales of other real estate properties resulting in the receipt of cash proceeds from these sales of approximately $20.7 million;

➢	A net increase in our other borrowings of $7.6 million, consisting of changes in our daily repurchase agreements utilized by customers as an alternative deposit product; and

➢	The redemption of $1.9 million of FRB stock associated with the reduction in our total assets during 2011.

The sales of our remaining three branch offices in our Northern Illinois Region, completed on May 13, 2011, and our Edwardsville Branch, completed on April 29, 2011, resulted in cash outlays of approximately $50.7 million and $8.3 million, respectively, as further described in Note 18 to our consolidated financial statements. As such, approximately $59.0 million of our short-term investments of $954.4 million at March 31, 2011 were utilized in conjunction with the completion of these sale transactions during the second quarter of 2011.

We are actively increasing our unpledged investment securities portfolio in an effort to improve our net interest income and increase our available liquidity. Our unpledged investment securities increased $265.4 million to $1.49 billion at March 31, 2011, compared to $1.22 billion at December 31, 2010, and are mostly comprised of highly liquid and readily marketable available-for-sale securities. The combined level of cash and cash equivalents and unpledged investment securities provided us with total available liquidity in excess of $2.44 billion and $2.22 billion at March 31, 2011 and December 31, 2010, respectively. As such, despite significant cash outflows to support transactions associated with our Capital Plan and the prepayment of $720.0 million of secured term borrowings during 2010, we have maintained available liquidity in excess of $2.44 billion at March 31, 2011. Our ability to maintain strong liquidity was achieved by a substantial shift in our balance sheet from loans to short-term investments and investment securities while substantially maintaining our deposit levels, exclusive of transactions resulting from our Capital Plan. Our loan-to-deposit ratio decreased to 65.7% at March 31, 2011 from 69.6% at December 31, 2010, while the ratio of our cash and cash equivalents and investment securities to total assets increased to 37.7% at March 31, 2011 from 33.7% at December 31, 2010.

During the first quarter of 2011, we reduced the aggregate funds acquired from other sources of funds by $80.0 million to $780.4 million at March 31, 2011, from $860.4 million at December 31, 2010. These other sources of funds include certificates of deposit of $100,000 or more, and other borrowings, which are comprised of daily securities sold under agreements to repurchase. The decrease was attributable to a reduction in certificates of deposit of $100,000 or more of $87.7 million, partially offset by an increase in our daily repurchase agreements of $7.6 million. The reduction in certificates of deposit of $100,000 or more was primarily attributable to a planned reduction of higher rate single-service certificate of deposit relationships in an effort to utilize a portion of our current available liquidity and improve First Bank’s leverage ratio. The following table presents the maturity structure of these other sources of funds at March 31, 2011:

	Certificates of Deposit of $100,000 or More	Other Borrowings	Total
	(dollars expressed in thousands)

Three months or less	$214,882	39,404	254,286
Over three months through six months	153,141	—	153,141
Over six months through twelve months	208,856	—	208,856
Over twelve months	164,099	—	164,099
Total	$740,978	39,404	780,382

In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency liquidity purposes. Advances drawn on First Bank’s established borrowing relationship require the prior approval of the FRB. First Bank did not have any FRB borrowings outstanding at March 31, 2011 or December 31, 2010.

In addition, First Bank’s borrowing capacity through its relationship with the FHLB was approximately $453.0 million and $475.1 million at March 31, 2011 and December 31, 2010, respectively. The borrowing relationship is secured by one-to-four family residential, multi-family residential and commercial real estate loans. The reduction in  First Bank’s borrowing capacity with the FHLB during the first three months of 2011 primarily resulted from the corresponding decrease in the loan portfolio during this period, as further described under “—Loans and Allowance for Loan Losses.” First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. All borrowing requests require approval from the FHLB. First Bank did not have any FHLB advances outstanding at March 31, 2011 or December 31, 2010.

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

First Banks, Inc. First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company’s liquidity position is affected by dividends received from our subsidiaries and the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the Company (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, proceeds we raise through the issuance of debt and/or equity instruments through the Company, if any. The Company’s unrestricted cash totaled $3.4 million and $3.6 million at March 31, 2011 and December 31, 2010, respectively.

On March 24, 2011, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America Limited Partnership, or Investors of America, LP, as further described in Note 8 and Note 11 to our consolidated financial statements. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of December 31, 2012 and an interest rate of LIBOR plus 300 basis points, is intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses for the foreseeable future. We cannot be assured of our ability to access future liquidity through debt markets. The Company’s ability to access debt markets on terms satisfactory to us will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control, and on our financial performance. There were no advances outstanding on this borrowing arrangement as of and for the three months ended March 31, 2011.

Additional long-term funding is provided by our junior subordinated debentures, as further described in Note 12 to our consolidated financial statements. As of March 31, 2011, we had 13 affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. The sole assets of the statutory and business trusts are our junior subordinated debentures.

We agreed, among other things, not to pay any dividends on our common or preferred stock or make any distributions of interest or other sums on our trust preferred securities without the prior approval of the FRB, as previously discussed under “—Recent Developments and Other Matters – Regulatory Agreements.”

In August 2009, we announced the deferral of our regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated debentures and the related trust indentures allow us to defer such payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to our junior subordinated debentures. Accordingly, we also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September 2009, as further described in Note 13 to our consolidated financial statements.

The Company’s financial position may be adversely affected if it experiences increased liquidity needs if any of the following events occurs:

➢
First Bank continues to experience net losses and, accordingly, is unable or prohibited by its regulators to pay a dividend to the Company sufficient to satisfy the Company’s operating cash flow needs. The Company’s ability to receive future dividends from First Bank to assist the Company in meeting its operating requirements, both on a short-term and long-term basis, is currently subject to regulatory approval, as further described above and under “—Recent Developments and Other Matters – Regulatory Agreements;”

➢	We deem it advisable, or are required by regulatory authorities, to use cash maintained by the Company to support the capital position of First Bank;

➢
First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so. As discussed above, First Bank has no outstanding borrowings at March 31, 2011 with the exception of $39.4 million of daily repurchase agreements; or

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

Other Commitments and Contractual Obligations.  We have entered into long-term leasing arrangements and other commitments and contractual obligations in conjunction with our ongoing operating activities. The required payments under such leasing arrangements, other commitments and contractual obligations at March 31 2011 were as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total (1)
	(dollars expressed in thousands)

Operating leases	$12,883	20,925	12,629	32,351	78,788
Certificates of deposit (2)	1,506,189	458,408	15,611	95	1,980,303
Other borrowings (2)	39,404	—	—	—	39,404
Subordinated debentures (3)	—	—	—	354,000	354,000
Preferred stock issued under the CPP (3)(4)	—	—	—	310,170	310,170
Other contractual obligations (5)	47,512	290	7	1	47,810
Total	$1,605,988	479,623	28,247	696,617	2,810,475

_________________
(1)
Amounts exclude ASC Topic 740 unrecognized tax liabilities of $1.3 million and related accrued interest expense of $197,000 for which the timing of payment of such liabilities cannot be reasonably estimated as of March 31, 2011.

(2)	Amounts exclude the related accrued interest expense on certificates of deposit and other borrowings of $1.5 million as of March 31, 2011.
(3)
Amounts exclude the accrued interest expense on subordinated debentures and the accrued dividends declared on preferred stock issued under the CPP of $22.8 million and $29.5 million, respectively, as of March 31, 2011. As further described under “—Recent Developments and Other Matters – Regulatory Agreements,” we currently may not make any distributions of interest or other sums on our subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.

(4)	Represents amounts payable upon redemption of the Class C Preferred Stock and the Class D Preferred Stock issued under the CPP of $295.4 million and $14.8 million, respectively.
(5)	Amounts include $46.7 million related to an obligation for investment securities traded in March 2011 that subsequently settled in April 2011, as further described under “—Financial Condition.”

Effects of New Accounting Standards

In January 2010, the FASB issued ASU No. 2010-06 – Fair Value Measurements and Disclosures (ASC Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU amends certain disclosure requirements of Subtopic 820-10, providing additional disclosures for transfers in and out of Levels I and II and for activity in Level III and clarifies certain other existing disclosure requirements including the level of disaggregation and disclosures around inputs and valuation techniques. The final amendments of this ASU were effective for annual or interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. This requirement was effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amended ASU does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We implemented the disclosure requirements under this ASU on January 1, 2010, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. We implemented the disclosure requirements under this ASU to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis on January 1, 2011, which are reported in Note 15 to our consolidated financial statements. The implementation of the new disclosure requirements did not have a material impact on our consolidated financial statements or the disclosures presented in our consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-01 – Receivables (ASC Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011. The amendments in ASU No. 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring.  As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Company’s consolidated financial statements or results of operations.

In April 2011, the FASB issued ASU No. 2011-02 – Receivables (ASC Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The provisions of this ASU: provide additional guidance related to determining whether a creditor has granted a concession; include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant; prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower; and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in this ASU also ends the deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of this ASU are effective for the Company’s reporting period ending September 30, 2011.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The quantitative and qualitative disclosures about market risk are included under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management,” appearing on pages 57 through 60 of this report.

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

In the ordinary course of business, we and our subsidiaries become involved in legal proceedings, including litigation arising out of our efforts to collect outstanding loans. It is not uncommon for collection efforts to lead to so-called “lender liability” suits in which borrowers may assert various claims against us. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition or results of operations.

The Company and First Bank entered into agreements with the FRB and MDOF, as further described under “Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments and Other Matters – Regulatory Agreements” and in Note 1 to our consolidated financial statements.

Item 6 – Exhibits

The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

4.1
First Supplemental Indenture, dated as of January 26, 2011, between the Company, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 27, 2011).

4.2
First Amendment to the Amended and Restated Trust Agreement of First Preferred Capital Trust IV, dated January 26, 2011, among the Company, The Bank of New York Mellon Trust Company, N.A., as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and the Administrative Trustees named therein (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 27, 2011).

4.3
First Amendment to Preferred Securities Guarantee Agreement, dated as of January 26, 2011, between the Company, as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Guarantee Trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated January 27, 2011).

10.1
Revolving Credit Note, dated as of March 24, 2011, by and between First Banks, Inc. and Investors of America Limited Partnership (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.2
Stock Pledge Agreement, dated as of March 24, 2011, by and between First Banks, Inc. and Investors of America Limited Partnership (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

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

Date: May 13, 2011
FIRST BANKS, INC.

	By:	/s/	Terrance M. McCarthy
Terrance M. McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/	Lisa K. Vansickle
Lisa K. Vansickle
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)