Form 10-Q
period 2011-06-30
FIRST BANKS, INC
filed 2011-08-15
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
____________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes    [   ] No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ X ] Yes    [   ] No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes    [ X ] No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2011
Common Stock, $250.00 par value	23,661

FIRST BANKS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

FIRST BANKS, INC.

CONSOLIDATED BALANCE SHEETS – (UNAUDITED)
(dollars expressed in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$84,538	70,964
Short-term investments	544,218	924,794
Total cash and cash equivalents	628,756	995,758
Investment securities:
Available for sale	2,182,395	1,483,185
Held to maturity (fair value of $14,625 and $11,990, respectively)	14,013	11,152
Total investment securities	2,196,408	1,494,337
Loans:
Commercial, financial and agricultural	851,137	1,045,832
Real estate construction and development	332,389	490,766
Real estate mortgage	2,504,868	2,872,104
Consumer and installment	26,878	33,623
Loans held for sale	17,112	54,470
Total loans	3,732,384	4,496,795
Deferred loan costs (fees)	2,219	(4,511)
Allowance for loan losses	(161,186)	(201,033)
Net loans	3,573,417	4,291,251
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	26,942	30,121
Bank premises and equipment, net	149,110	161,414
Goodwill and other intangible assets	127,455	129,054
Deferred income taxes	25,839	18,004
Other real estate and repossessed assets	126,244	140,665
Other assets	65,105	71,726
Assets held for sale	—	2,266
Assets of discontinued operations	—	43,532
Total assets	$6,919,276	7,378,128
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,130,361	1,167,206
Interest-bearing demand	955,828	919,973
Savings and money market	2,154,618	2,206,763
Time deposits of $100 or more	666,651	828,651
Other time deposits	1,168,687	1,335,822
Total deposits	6,076,145	6,458,415
Other borrowings	51,247	31,761
Subordinated debentures	354,019	353,981
Deferred income taxes	33,021	25,186
Accrued expenses and other liabilities	95,525	83,900
Liabilities held for sale	—	23,406
Liabilities of discontinued operations	—	94,184
Total liabilities	6,609,957	7,070,833
STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
$1.00 par value, 4,689,830 shares authorized, no shares issued and outstanding	—	—
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082
shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued
and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and
outstanding	286,456	284,737
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued
and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	12,480
Retained deficit	(154,578)	(120,827)
Accumulated other comprehensive income (loss)	32,600	(2,318)
Total First Banks, Inc. stockholders’ equity	213,279	210,393
Noncontrolling interest in subsidiary	96,040	96,902
Total stockholders’ equity	309,319	307,295
Total liabilities and stockholders’ equity	$6,919,276	7,378,128

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(dollars expressed in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$47,340	73,720	99,920	151,484
Investment securities	10,938	6,500	19,698	11,704
Federal Reserve Bank and Federal Home Loan Bank stock	339	493	735	1,076
Short-term investments	480	786	1,012	2,006
Total interest income	59,097	81,499	121,365	166,270
Interest expense:
Deposits:
Interest-bearing demand	271	361	578	727
Savings and money market	2,638	3,931	5,504	7,998
Time deposits of $100 or more	2,333	4,116	5,158	8,469
Other time deposits	3,778	6,638	8,223	13,863
Other borrowings	40	2,555	66	5,943
Subordinated debentures	3,366	3,200	6,668	6,300
Total interest expense	12,426	20,801	26,197	43,300
Net interest income	46,671	60,698	95,168	122,970
Provision for loan losses	23,000	83,000	33,000	125,000
Net interest income (loss) after provision for loan losses	23,671	(22,302)	62,168	(2,030)
Noninterest income:
Service charges on deposit accounts and customer service fees	10,033	10,702	19,736	20,914
Gain on loans sold and held for sale	1,022	2,320	1,408	3,240
Net gain on investment securities	590	555	1,117	555
Net loss on derivative instruments	(165)	(763)	(221)	(2,090)
Decrease in fair value of servicing rights	(1,880)	(2,115)	(2,369)	(2,864)
Loan servicing fees	2,100	2,296	4,369	4,558
Other	3,502	7,349	5,286	11,439
Total noninterest income	15,202	20,344	29,326	35,752
Noninterest expense:
Salaries and employee benefits	20,324	21,483	41,165	43,443
Occupancy, net of rental income	6,282	7,077	13,207	14,226
Furniture and equipment	3,247	3,742	6,476	7,539
Postage, printing and supplies	727	829	1,541	1,949
Information technology fees	6,612	7,023	13,108	14,396
Legal, examination and professional fees	3,219	2,930	6,282	6,384
Amortization of intangible assets	800	800	1,599	1,725
Advertising and business development	431	269	932	686
FDIC insurance	3,853	5,755	9,138	10,688
Write-downs and expenses on other real estate and repossessed assets	5,493	9,599	10,419	17,506
Other	6,291	6,573	12,258	13,462
Total noninterest expense	57,279	66,080	116,125	132,004
Loss from continuing operations before provision for income taxes	(18,406)	(68,038)	(24,631)	(98,282)
Provision for income taxes	72	48	124	153
Net loss from continuing operations, net of tax	(18,478)	(68,086)	(24,755)	(98,435)
Income from discontinued operations, net of tax	502	3,111	696	5,454
Net loss	(17,976)	(64,975)	(24,059)	(92,981)
Less: net loss attributable to noncontrolling interest in subsidiary	(927)	(27)	(862)	(464)
Net loss attributable to First Banks, Inc.	$(17,049)	(64,948)	(23,197)	(92,517)
Preferred stock dividends declared and undeclared	4,447	4,217	8,835	8,378
Accretion of discount of preferred stock	864	843	1,719	1,676
Net loss available to common stockholders	$(22,360)	(70,008)	(33,751)	(102,571)

Basic and diluted loss per common share from continuing operations	$(966.22)	(3,090.27)	(1,455.83)	(4,565.55)
Basic and diluted earnings per common share from discontinued operations	$21.22	131.48	29.42	230.51
Basic and diluted loss per common share	$(945.00)	(2,958.79)	(1,426.41)	(4,335.04)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)

Six Months Ended June 30, 2011 and Year Ended December 31, 2010
(dollars expressed in thousands, except per share data)

	First Banks, Inc. Stockholders’ Equity
					Accu-
					mulated
					Other
					Compre-		Total
			Additional	Retained	hensive	Non-	Stock-
	Preferred	Common	Paid-In	Earnings	Income	controlling	holders’
	Stock	Stock	Capital	(Deficit)	(Loss)	Interest	Equity
Balance, December 31, 2009	$311,762	5,915	12,480	91,271	(2,464)	103,416	522,380
Comprehensive loss:
Net loss	—	—	—	(191,737)	—	(6,514)	(198,251)
Other comprehensive income (loss):
Unrealized gains on investment securities,
net of tax	—	—	—	—	4,764	—	4,764
Reclassification adjustment for investment
securities gains included in net loss, net
of tax	—	—	—	—	(5,378)	—	(5,378)
Change in unrealized gains on derivative
instruments, net of tax	—	—	—	—	(3,734)	—	(3,734)
Pension liability adjustment, net of tax	—	—	—	—	(4)	—	(4)
Reclassification adjustments for deferred
tax asset valuation allowance	—	—	—	—	4,498	—	4,498
Total comprehensive loss							(198,105)
Accretion of discount on preferred stock	3,381	—	—	(3,381)	—	—	—
Preferred stock dividends declared	—	—	—	(16,980)	—	—	(16,980)
Balance, December 31, 2010	315,143	5,915	12,480	(120,827)	(2,318)	96,902	307,295
Comprehensive income:
Net loss	—	—	—	(23,197)	—	(862)	(24,059)
Other comprehensive income (loss):
Unrealized gains on investment securities,
net of tax	—	—	—	—	23,380	—	23,380
Reclassification adjustment for investment
securities gains included in net loss, net
of tax	—	—	—	—	(719)	—	(719)
Pension liability adjustment, net of tax	—	—	—	—	32	—	32
Reclassification adjustments for deferred
tax asset valuation allowance	—	—	—	—	12,225	—	12,225
Total comprehensive income							10,859
Accretion of discount on preferred stock	1,719	—	—	(1,719)	—	—	—
Preferred stock dividends declared	—	—	—	(8,835)	—	—	(8,835)
Balance, June 30, 2011	$316,862	5,915	12,480	(154,578)	32,600	96,040	309,319

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(dollars expressed in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss attributable to First Banks, Inc.	$(23,197)	(92,517)
Net loss attributable to noncontrolling interest in subsidiary	(862)	(464)
Less: net income from discontinued operations	696	5,454
Net loss from continuing operations	(24,755)	(98,435)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	7,360	9,246
Amortization of intangible assets	1,599	1,725
Originations of loans held for sale	(104,863)	(125,673)
Proceeds from sales of loans held for sale	143,589	133,293
Payments received on loans held for sale	107	371
Provision for loan losses	33,000	125,000
Provision for current income taxes	124	153
Benefit for deferred income taxes	(10,794)	(35,915)
Increase in deferred tax asset valuation allowance	10,794	35,915
Decrease in accrued interest receivable	2,509	2,384
Increase in accrued interest payable	3,494	1,872
Decrease in current income taxes receivable	46	2
Gain on loans sold and held for sale	(1,408)	(3,240)
Net gain on investment securities	(1,117)	(555)
Net loss on derivative instruments	221	2,090
Decrease in fair value of servicing rights	2,369	2,864
Write-downs on other real estate and repossessed assets	6,806	10,913
Other operating activities, net	12,015	(7,284)
Net cash provided by operating activities – continuing operations	81,096	54,726
Net cash provided by operating activities – discontinued operations	984	1,145
Net cash provided by operating activities	82,080	55,871
Cash flows from investing activities:
Net cash paid for sale of assets and liabilities of discontinued operations,
net of cash and cash equivalents sold	(51,339)	(1,194,940)
Cash paid for sale of branches, net of cash and cash equivalents sold	(16,256)	(8,408)
Proceeds from sales of investment securities available for sale	127,469	20,102
Maturities of investment securities available for sale	119,046	86,497
Maturities of investment securities held to maturity	467	1,343
Purchases of investment securities available for sale	(914,967)	(573,317)
Purchases of investment securities held to maturity	(3,450)	—
Redemptions of Federal Reserve Bank and Federal Home Loan Bank stock	3,179	13,268
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	—	(113)
Proceeds from sales of commercial loans	65,537	23,410
Net decrease in loans	527,667	668,861
Recoveries of loans previously charged-off	13,316	38,631
Purchases of bank premises and equipment	(2,473)	(1,430)
Net proceeds from sales of other real estate and repossessed assets	49,394	46,507
Proceeds from termination of bank-owned life insurance policy	—	19,247
Other investing activities, net	(146)	3,166
Net cash used in investing activities – continuing operations	(82,556)	(857,176)
Net cash provided by investing activities – discontinued operations	2,724	30,569
Net cash used in investing activities	(79,832)	(826,607)

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) – (UNAUDITED)
(dollars expressed in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from financing activities:
Decrease in demand, savings and money market deposits	(55,402)	(1,849)
Decrease in time deposits	(331,431)	(31,583)
Repayments of Federal Home Loan Bank advances	—	(200,000)
Increase in securities sold under agreements to repurchase	19,486	10,751
Net cash used in financing activities – continuing operations	(367,347)	(222,681)
Net cash used in financing activities – discontinued operations	(1,903)	(57,881)
Net cash used in financing activities	(369,250)	(280,562)
Net decrease in cash and cash equivalents	(367,002)	(1,051,298)
Cash and cash equivalents, beginning of period	995,758	2,516,251
Cash and cash equivalents, end of period	$628,756	1,464,953

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on liabilities	$22,703	41,428
Income taxes	11	565
Noncash investing and financing activities:
Loans transferred to other real estate and repossessed assets	$36,525	117,929

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of First Banks, Inc. and subsidiaries (the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2010 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for a discussion regarding discontinued operations.

The Company operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri.

First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; FB Holdings, LLC (FB Holdings); Small Business Loan Source LLC (SBLS LLC); ILSIS, Inc.; FBIN, Inc.; SBRHC, Inc.; HVIIHC, Inc.; FBSA Missouri, Inc.; FBSA California, Inc.; NT Resolution Corporation; and LC Resolution Corporation. All of the subsidiaries are wholly owned as of June 30, 2011, except FB Holdings, which was 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, as further described in Note 8 to the consolidated financial statements. FB Holdings is included in the consolidated financial statements with the noncontrolling ownership interest reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiary” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, is reported as “net loss attributable to noncontrolling interest in subsidiary” in the consolidated statements of operations.

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

First Bank, under its informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 9 to the consolidated financial statements, First Bank’s Tier 1 capital to total assets ratio was 7.99% at June 30, 2011.

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

On August 10, 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 12 to the consolidated financial statements. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, the Company also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009, as further described in Note 13 to the consolidated financial statements. In conjunction with this election, the Company suspended the declaration of dividends on its Class A and Class B preferred stock, but continues to declare and accumulate dividends on its Class C Fixed Rate Cumulative Perpetual Preferred Stock (Class C Preferred Stock) and Class D Fixed Rate Cumulative Perpetual Preferred Stock (Class D Preferred Stock). As a result of the Company’s deferral of dividends on its Class C and Class D preferred stock to the United States Department of the Treasury (U.S. Treasury) for six quarters, the U.S. Treasury had the right to elect two directors to the Company’s Board. On July 13, 2011, the U.S. Treasury elected two members to the Company’s Board of Directors, effective immediately.

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

NOTE 2 – DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Discontinued Operations. The assets and liabilities associated with the below transactions were previously reported in the First Bank segment and were sold as part of the Company’s Capital Plan to preserve risk-based capital.

Northern Illinois Region. During 2010, First Bank entered into three Branch Purchase and Assumption Agreements that provided for the sale of certain assets and the transfer of certain liabilities associated with 14 of First Bank’s branch banking offices in Northern Illinois, as further described below.

On December 21, 2010, First Bank entered into a Branch Purchase and Assumption Agreement with United Community Bank (United Community) that provided for the sale of certain assets and the transfer of certain liabilities associated with First Bank’s three retail branches in Pittsfield, Roodhouse and Winchester, Illinois to United Community. The transaction was completed on May 13, 2011. Under the terms of the agreement, United Community assumed $92.2 million of deposits associated with these branches for a weighted average premium of approximately 2.4%, or $2.2 million. United Community also purchased $37.5 million of loans as well as certain other assets at par value, including premises and equipment, associated with these branches. The assets and liabilities sold in this transaction are reflected in assets and liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2010.

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

The 14 branches in the transactions with United Community, Bank of Springfield and First Mid-Illinois are collectively defined as the Northern Illinois Region (Northern Illinois Region). The Bank of Springfield and First Mid-Illinois transactions, in the aggregate, resulted in a gain of $6.4 million, after the write-off of goodwill and intangible assets of $9.7 million allocated to the Northern Illinois Region, during the third quarter of 2010. The United Community transaction resulted in a gain of $425,000, after the write-off of goodwill and intangible assets of $1.6 million allocated to the Northern Illinois Region, during the second quarter of 2011.

The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities being sold in the Northern Illinois Region as of December 31, 2010 and for the three and six months ended June 30, 2011 and 2010.

Missouri Valley Partners, Inc. On March 5, 2010, First Bank entered into a Stock Purchase Letter Agreement that provided for the sale of First Bank’s subsidiary, Missouri Valley Partners, Inc. (MVP) to Stifel Financial Corp. The transaction was completed on April 15, 2010. Under the terms of the agreement, First Bank sold all of the capital stock of MVP for a purchase price of $515,000. The transaction resulted in a loss of $156,000 during the second quarter of 2010. The Company applied discontinued operations accounting to MVP for the three and six months ended June 30, 2010.

Texas Region. On February 8, 2010, First Bank entered into a Purchase and Assumption Agreement with Prosperity Bank (Prosperity), headquartered in Houston, Texas, that provided for the sale of certain assets and the transfer of certain liabilities of First Bank’s Texas franchise (Texas Region) to Prosperity. The transaction was completed on April 30, 2010. Under the terms of the agreement, Prosperity assumed substantially all of the deposits associated with First Bank’s 19 Texas retail branches which totaled $492.2 million, for a premium of 5.50%, or $26.9 million. Prosperity also purchased $96.7 million of loans as well as certain other assets, including premises and equipment, associated with First Bank’s Texas Region. The transaction resulted in a gain of $5.0 million, after the write-off of goodwill and intangible assets of $20.0 million allocated to the Texas Region, during the second quarter of 2010. The Company applied discontinued operations accounting to the assets and liabilities being sold in the Texas Region for the three and six months ended June 30, 2010.

WIUS, Inc. and WIUS of California, Inc. On December 3, 2009, First Bank and Universal Premium Acceptance Corporation, predecessor to WIUS, Inc., and its wholly owned subsidiary, WIUS of California, Inc. (collectively, WIUS), entered into a Purchase and Sale Agreement that provided for the sale of certain assets and the transfer of certain liabilities of WIUS to PFS Holding Company, Inc., Premium Financing Specialists, Inc., Premium Financing Specialists of California, Inc. and Premium Financing Specialists of the South, Inc. (collectively, PFS). Under the terms of the agreement, PFS purchased $141.3 million of loans as well as certain other assets, including premises and equipment, associated with WIUS. PFS also assumed certain other liabilities associated with WIUS. With the exception of the subsequent sale of $1.5 million of additional loans to PFS on February 26, 2010, the transaction was completed on December 31, 2009, and resulted in a loss of $13.1 million, after the write-off of goodwill and intangible assets of $20.0 million allocated to WIUS, during the fourth quarter of 2009. On August 31, 2010, First Bank sold all of the capital stock of WIUS to an unrelated third party for a purchase price of $100,000, which resulted in a loss of $29,000. The Company applied discontinued operations accounting to WIUS for the three and six months ended June 30, 2010.

Chicago Region. On November 11, 2009, First Bank entered into a Purchase and Assumption Agreement that provided for the sale of certain assets and the transfer of certain liabilities of First Bank’s Chicago franchise (Chicago Region) to FirstMerit Bank, N.A. (FirstMerit). The transaction was completed on February 19, 2010. Under the terms of the agreement, FirstMerit assumed substantially all of the deposits associated with First Bank’s 24 Chicago retail branches which totaled $1.20 billion, for a premium of 3.50%, or $42.1 million. FirstMerit also purchased $301.2 million of loans as well as certain other assets, including premises and equipment, associated with First Bank’s Chicago Region. The transaction resulted in a gain of $8.4 million, after the write-off of goodwill and intangible assets of $26.3 million allocated to the Chicago Region, during the first quarter of 2010. The Company applied discontinued operations accounting to the assets and liabilities being sold in the Chicago Region for the three and six months ended June 30, 2010.

Assets and liabilities of discontinued operations at December 31, 2010 were as follows:

December 31, 2010
Northern Illinois
(dollars expressed in
thousands)
Cash and due from banks	$693
Loans:
Commercial, financial and agricultural	6,891
Real estate construction and development	50
Residential real estate	13,953
Multi-family residential	135
Commercial real estate	17,253
Consumer and installment, net of deferred costs (fees)	1,983
Total loans	40,265
Bank premises and equipment, net	850
Goodwill and other intangible assets	1,558
Other assets	166
Assets of discontinued operations	$43,532
Deposits:
Noninterest-bearing demand	$11,223
Interest-bearing demand	17,619
Savings and money market	23,832
Time deposits of $100 or more	5,789
Other time deposits	35,613
Total deposits	94,076
Accrued expenses and other liabilities	108
Liabilities of discontinued operations	$94,184

Income from discontinued operations, net of tax, for the three months ended June 30, 2011 and 2010 was as follows:

	Three Months
	Ended
	June 30, 2011	Three Months Ended June 30, 2010
		Northern
	Northern Illinois	Illinois	Chicago	Texas	WIUS	MVP	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$288	3,148	—	453	33	—	3,634
Interest expense:
Interest on deposits	80	1,406	—	430	—	—	1,836
Other borrowings	—	—	—	—	4	—	4
Total interest expense	80	1,406	—	430	4	—	1,840
Net interest income	208	1,742	—	23	29	—	1,794
Provision for loan losses	—	—	—	—	—	—	—
Net interest income after provision for
loan losses	208	1,742	—	23	29	—	1,794
Noninterest income:
Service charges and customer service fees	98	824	—	292	—	—	1,116
Investment management income	—	—	—	—	—	98	98
Loan servicing fees	3	—	—	39	—	—	39
Other	—	19	—	45	—	—	64
Total noninterest income	101	843	—	376	—	98	1,317
Noninterest expense:
Salaries and employee benefits	154	1,032	—	1,006	—	96	2,134
Occupancy, net of rental income	24	358	—	177	—	8	543
Furniture and equipment	10	125	—	112	—	4	241
Legal, examination and professional fees	5	15	—	55	184	34	288
Amortization of intangible assets	—	110	—	—	—	—	110
FDIC insurance	19	602	—	126	—	—	728
Other	20	237	—	341	155	7	740
Total noninterest expense	232	2,479	—	1,817	339	149	4,784
Income (loss) from operations of discontinued
operations	77	106	—	(1,418)	(310)	(51)	(1,673)
Net gain (loss) on sale of discontinued
operations	425	—	(27)	4,984	(17)	(156)	4,784
Provision for income taxes	—	—	—	—	—	—	—
Net income (loss) from discontinued operations,
net of tax	$502	106	(27)	3,566	(327)	(207)	3,111

Income from discontinued operations, net of tax, for the six months ended June 30, 2011 and 2010 was as follows:

	Six Months Ended
	June 30, 2011	Six Months Ended June 30, 2010
		Northern
	Northern Illinois	Illinois	Chicago	Texas	WIUS	MVP	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$895	6,454	2,391	1,816	33	—	10,694
Interest expense:
Interest on deposits	261	2,881	2,550	1,796	—	—	7,227
Other borrowings	—	—	—	3	8	—	11
Total interest expense	261	2,881	2,550	1,799	8	—	7,238
Net interest income (loss)	634	3,573	(159)	17	25	—	3,456
Provision for loan losses	—	—	—	—	—	—	—
Net interest income (loss) after provision
for loan losses	634	3,573	(159)	17	25	—	3,456
Noninterest income:
Service charges and customer service fees	259	1,605	523	1,192	—	—	3,320
Investment management income	—	—	—	—	—	787	787
Loan servicing fees	5	—	—	101	—	—	101
Other	—	19	254	60	—	(1)	332
Total noninterest income	264	1,624	777	1,353	—	786	4,540
Noninterest expense:
Salaries and employee benefits	357	2,094	2,137	2,843	32	517	7,623
Occupancy, net of rental income	68	764	606	1,148	—	59	2,577
Furniture and equipment	29	251	178	345	—	17	791
Legal, examination and professional fees	6	36	123	111	189	115	574
Amortization of intangible assets	—	260	—	—	—	—	260
FDIC insurance	100	1,124	292	478	—	—	1,894
Other	67	462	424	860	184	29	1,959
Total noninterest expense	627	4,991	3,760	5,785	405	737	15,678
Income (loss) from operations of discontinued
operations	271	206	(3,142)	(4,415)	(380)	49	(7,682)
Net gain (loss) on sale of discontinued
operations	425	—	8,413	4,984	(105)	(156)	13,136
Provision for income taxes	—	—	—	—	—	—	—
Net income (loss) from discontinued operations,
net of tax	$696	206	5,271	569	(485)	(107)	5,454

The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations.

All financial information in the consolidated financial statements and notes to the consolidated financial statements reflects continuing operations, unless otherwise noted.

Assets Held for Sale and Liabilities Held for Sale. On January 28, 2011, First Bank entered into a Branch Purchase and Assumption Agreement that provided for the sale of First Bank’s Edwardsville, Illinois branch office (Edwardsville Branch) to National Bank. The transaction was completed on April 29, 2011 and resulted in a gain of $263,000, after the write-off of goodwill of $500,000 allocated to the transaction. Under the terms of the agreement, National Bank assumed $10.4 million of deposits associated with the Edwardsville Branch for a premium of $130,000. National Bank also purchased $667,000 of loans associated with the Edwardsville Branch at a premium of 0.5%, or approximately $3,000, and premises and equipment associated with the Edwardsville Branch at a premium of approximately $640,000.

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

The assets and liabilities associated with the Edwardsville and San Jose Branches were reflected in assets held for sale and liabilities held for sale in the consolidated balance sheet as of December 31, 2010, and were not included in discontinued operations as the Company will have continuing involvement in the respective regions.

NOTE 3 – INVESTMENTS IN DEBT AND EQUITY SECURITIES

Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at June 30, 2011 and December 31, 2010 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)
June 30, 2011:
Carrying value:
U.S. Government
sponsored agencies	$1,000	222,550	90,004	—	313,554	2,201	—	315,755	1.71%
Residential mortgage-
backed	46	3,708	11,334	1,719,555	1,734,643	34,079	(891)	1,767,831	2.54
Commercial mortgage-
backed	—	—	824	—	824	72	—	896	4.60
State and political
subdivisions	1,714	3,718	1,536	—	6,968	259	—	7,227	3.99
Corporate notes	—	18,890	55,633	5,000	79,523	104	(618)	79,009	3.27
Equity investments	—	—	—	11,678	11,678	—	(1)	11,677	3.33
Total	$2,760	248,866	159,331	1,736,233	2,147,190	36,715	(1,510)	2,182,395	2.46
Fair value:
Debt securities	$2,791	250,493	159,892	1,757,542
Equity securities	—	—	—	11,677
Total	$2,791	250,493	159,892	1,769,219

Weighted average yield	3.45%	1.62%	2.64%	2.56%

December 31, 2010:
Carrying value:
U.S. Treasury	$—	101,478	—	—	101,478	4	(280)	101,202	0.73%
U.S. Government
sponsored agencies	—	20,220	—	—	20,220	199	(87)	20,332	1.70
Residential mortgage-
backed	262	5,646	15,152	1,320,364	1,341,424	9,447	(9,293)	1,341,578	2.48
Commercial mortgage-
backed	—	—	966	—	966	42	—	1,008	4.19
State and political
subdivisions	2,507	4,031	1,540	—	8,078	309	—	8,387	3.96
Equity investments	—	—	—	10,678	10,678	—	—	10,678	3.41
Total	$2,769	131,375	17,658	1,331,042	1,482,844	10,001	(9,660)	1,483,185	2.37
Fair value:
Debt securities	$2,832	131,600	17,912	1,320,163
Equity securities	—	—	—	10,678
Total	$2,832	131,600	17,912	1,330,841

Weighted average yield	4.01%	1.12%	2.09%	2.49%

Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at June 30, 2011 and December 31, 2010 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
				(dollars expressed in thousands)
June 30, 2011:
Carrying value:
Residential mortgage -
backed	$—	—	799	624	1,423	119	—	1,542	5.10%
Commercial mortgage -
backed	—	6,374	—	—	6,374	443	—	6,817	5.34
State and political
subdivisions	1,050	3,377	255	1,534	6,216	50	—	6,266	3.72
Total	$1,050	9,751	1,054	2,158	14,013	612	—	14,625	4.60
Fair value:
Debt securities	$1,050	10,226	1,132	2,217

Weighted average yield	1.35%	4.49%	4.64%	6.62%

December 31, 2010:
Carrying value:
Residential mortgage -
backed	$—	—	962	912	1,874	132	—	2,006	5.15%
Commercial mortgage -
backed	—	6,437	—	—	6,437	440	—	6,877	5.16
State and political
subdivisions	—	733	574	1,534	2,841	266	—	3,107	5.66
Total	$—	7,170	1,536	2,446	11,152	838	—	11,990	5.29
Fair value:
Debt securities	$—	7,645	1,635	2,710

Weighted average yield	—%	4.99%	4.71%	6.51%

Proceeds from sales of available-for-sale investment securities were $101.8 million and $127.5 million for the three and six months ended June 30, 2011, respectively, compared to $20.1 million for the three and six months ended June 30, 2010. Gross realized gains and gross realized losses on investment securities for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Gross realized gains on sales of available-for-sale securities	$591	555	1,120	555
Gross realized losses on sales of available-for-sale securities	—	—	(1)	—
Other-than-temporary impairment	(1)	—	(2)	—
Net realized gains	$590	555	1,117	555

Investment securities with a carrying value of $228.8 million and $234.9 million at June 30, 2011 and December 31, 2010, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010 were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars expressed in thousands)
June 30, 2011:
Available for sale:
Residential mortgage-backed	$278,409	(809)	304	(82)	278,713	(891)
Corporate notes	34,757	(618)	—	—	34,757	(618)
Equity investments	999	(1)	—	—	999	(1)
Total	$314,165	(1,428)	304	(82)	314,469	(1,510)

December 31, 2010:
Available for sale:
U.S. Treasury	$91,193	(280)	—	—	91,193	(280)
U.S. Government sponsored agencies	8,731	(87)	—	—	8,731	(87)
Residential mortgage-backed	544,657	(9,218)	341	(75)	544,998	(9,293)
Total	$644,581	(9,585)	341	(75)	644,922	(9,660)

Residential mortgage-backed securities – The unrealized losses on investments in residential mortgage-backed securities were caused by fluctuations in interest rates. The contractual terms of these securities are guaranteed by government-sponsored enterprises. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that First Bank will not be required to sell these securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired. The unrealized losses for residential mortgage-backed securities for 12 months or more at June 30, 2011 and December 31, 2010 included nine securities.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of the loan portfolio at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Commercial, financial and agricultural	$851,137	1,045,832
Real estate construction and development	332,389	490,766
Real estate mortgage:
One-to-four family residential	956,335	1,050,895
Multi-family residential	132,768	178,289
Commercial real estate	1,415,765	1,642,920
Consumer and installment, net of deferred costs (fees)	29,097	29,112
Loans held for sale	17,112	54,470
Loans, net of deferred costs (fees)	$3,734,603	4,492,284

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

The following table presents the aging of loans by loan classification at June 30, 2011 and December 31, 2010:

							Recorded
							Investment
	30-59	60-89	90 Days	Total Past			> 90 Days
	Days	Days	and Over	Due	Current	Total Loans	Accruing
	(dollars expressed in thousands)
June 30, 2011:
Commercial, financial and
agricultural	$2,849	8,019	82,150	93,018	758,119	851,137	857
Real estate construction and
development	1,661	—	95,797	97,458	234,931	332,389	—
One-to-four-family residential:
Bank portfolio	3,479	3,796	16,714	23,989	167,477	191,466	765
Mortgage Division portfolio	5,930	2,664	24,987	33,581	345,263	378,844	—
Home equity	3,080	1,124	8,624	12,828	373,197	386,025	976
Multi-family residential	332	—	11,138	11,470	121,298	132,768	—
Commercial real estate	15,069	6,795	69,113	90,977	1,324,788	1,415,765	156
Consumer and installment	279	129	41	449	28,648	29,097	7
Loan held for sale	—	—	—	—	17,112	17,112	—
Total	$32,679	22,527	308,564	363,770	3,370,833	3,734,603	2,761

December 31, 2010:
Commercial, financial and
agricultural	$5,574	7,286	68,274	81,134	964,698	1,045,832	909
Real estate construction and
development	1,523	10,816	137,176	149,515	341,251	490,766	2,932
One-to-four-family residential:
Bank portfolio	5,157	2,296	14,845	22,298	217,065	239,363	366
Mortgage Division portfolio	9,998	4,968	33,386	48,352	363,601	411,953	—
Home equity	5,373	1,658	8,438	15,469	384,110	399,579	1,316
Multi-family residential	16,279	1,670	12,960	30,909	147,380	178,289	—
Commercial real estate	9,391	15,252	129,187	153,830	1,489,090	1,642,920	—
Consumer and installment	515	265	165	945	28,167	29,112	—
Loan held for sale	—	—	—	—	54,470	54,470	—
Total	$53,810	44,211	404,431	502,452	3,989,832	4,492,284	5,523

Under the Company’s loan policy, loans are placed on nonaccrual status once principal or interest payments become 90 days past due. However, individual loan officers may submit written requests for approval to continue the accrual of interest on loans that become 90 days past due. These requests may be submitted for approval consistent with the authority levels provided in the Company’s credit approval policies, and they are only granted if an expected near term future event, such as a pending renewal or expected payoff, exists at the time the loan becomes 90 days past due. If the expected near term future event does not occur as anticipated, the loan is then placed on nonaccrual status. At June 30, 2011 and December 31, 2010, the Company had $2.8 million and $5.5 million, respectively, of loans past due 90 days or more and still accruing interest.

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

The following table presents the credit exposure of the commercial loan portfolio by internally assigned credit grade as of June 30, 2011 and December 31, 2010:

		Real Estate
		Construction
	Commercial	and		Commercial
	and Industrial	Development	Multi-family	Real Estate	Total
	(dollars expressed in thousands)
June 30, 2011:
Pass	$668,855	89,603	69,700	1,123,591	1,951,749
Special mention	36,637	52,857	21,844	125,426	236,764
Substandard	63,304	90,987	30,086	97,791	282,168
Troubled debt restructuring	1,048	3,145	—	—	4,193
Nonaccrual	81,293	95,797	11,138	68,957	257,185
	$851,137	332,389	132,768	1,415,765	2,732,059

December 31, 2010:
Pass	$829,820	151,686	112,369	1,285,902	2,379,777
Special mention	48,264	73,464	47,376	113,469	282,573
Substandard	100,383	128,227	5,584	95,933	330,127
Troubled debt restructuring	—	3,145	—	18,429	21,574
Nonaccrual	67,365	134,244	12,960	129,187	343,756
	$1,045,832	490,766	178,289	1,642,920	3,357,807

The following table presents the credit exposure of the one-to-four family residential mortgage Bank portfolio and home equity portfolio by internally assigned credit grade as of June 30, 2011 and December 31, 2010:

	Bank	Home
	Portfolio	Equity	Total
	(dollars expressed in thousands)
June 30, 2011:
Pass	$150,188	375,651	525,839
Special mention	11,863	976	12,839
Substandard	13,466	1,750	15,216
Nonaccrual	15,949	7,648	23,597
	$191,466	386,025	577,491

December 31, 2010:
Pass	$175,947	389,566	565,513
Special mention	17,358	1,316	18,674
Substandard	31,579	1,575	33,154
Nonaccrual	14,479	7,122	21,601
	$239,363	399,579	638,942

The following table presents the credit exposure of the one-to-four family residential Mortgage Division portfolio and consumer and installment portfolio by payment activity as of June 30, 2011 and December 31, 2010:

	Mortgage	Consumer
	Division	and
	Portfolio	Installment	Total
	(dollars expressed in thousands)
June 30, 2011:
Pass	$261,805	29,063	290,868
Substandard	5,739	—	5,739
Troubled debt restructuring	86,313	—	86,313
Nonaccrual	24,987	34	25,021
	$378,844	29,097	407,941

December 31, 2010:
Pass	$277,379	28,947	306,326
Substandard	9,859	—	9,859
Troubled debt restructuring	91,329	—	91,329
Nonaccrual	33,386	165	33,551
	$411,953	29,112	441,065

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

The following tables present the recorded investment, unpaid principal balance, related allowance for loan losses, average recorded investment and interest income recognized while on impaired status for impaired loans without a related allowance for loan losses and for impaired loans with a related allowance for loan losses by loan classification at June 30, 2011 and December 31, 2010:

			Related
		Unpaid	Allowance	Average	Interest
	Recorded	Principal	for Loan	Recorded	Income
	Investment	Balance	Losses	Investment	Recognized
	(dollars expressed in thousands)
June 30, 2011:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$39,020	49,632	—	36,752	38
Real estate construction and development	47,380	54,275	—	58,432	60
Real estate mortgage:
Bank portfolio	5,265	5,320	—	4,781	—
Mortgage Division portfolio	15,533	31,536	—	16,299	—
Home equity portfolio	—	—	—	—	—
Multi-family residential	3,696	3,971	—	4,044	—
Commercial real estate	25,700	30,235	—	40,809	86
Consumer and installment	—	—	—	—	—
	136,594	174,969	—	161,117	184
With A Related Allowance Recorded:
Commercial, financial and agricultural	43,321	83,476	7,489	40,803	—
Real estate construction and development	51,562	71,852	6,961	63,590	35
Real estate mortgage:
Bank portfolio	10,684	11,548	370	9,703	—
Mortgage Division portfolio	95,767	104,506	15,717	100,491	1,325
Home equity portfolio	7,648	8,049	1,700	7,333	—
Multi-family residential	7,442	7,560	683	8,143	—
Commercial real estate	43,257	45,002	6,478	68,687	—
Consumer and installment	34	34	9	80	—
	259,715	332,027	39,407	298,830	1,360
Total:
Commercial, financial and agricultural	82,341	133,108	7,489	77,555	38
Real estate construction and development	98,942	126,127	6,961	122,022	95
Real estate mortgage:
Bank portfolio	15,949	16,868	370	14,484	—
Mortgage Division portfolio	111,300	136,042	15,717	116,790	1,325
Home equity portfolio	7,648	8,049	1,700	7,333	—
Multi-family residential	11,138	11,531	683	12,187	—
Commercial real estate	68,957	75,237	6,478	109,496	86
Consumer and installment	34	34	9	80	—
	$396,309	506,996	39,407	459,947	1,544

			Related
		Unpaid	Allowance	Average	Interest
	Recorded	Principal	for Loan	Recorded	Income
	Investment	Balance	Losses	Investment	Recognized
	(dollars expressed in thousands)
December 31, 2010:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$9,777	29,258	—	9,244	246
Real estate construction and development	40,527	40,997	—	79,408	38
Real estate mortgage:
Bank portfolio	4,141	4,324	—	4,088	—
Mortgage Division portfolio	15,469	34,113	—	15,536	—
Home equity portfolio	—	—	—	—	—
Multi-family residential	5,555	5,702	—	4,833	—
Commercial real estate	54,317	56,983	—	47,881	1,249
Consumer and installment	—	—	—	—	—
	129,786	171,377	—	160,990	1,533
With A Related Allowance Recorded:
Commercial, financial and agricultural	57,588	70,668	6,617	54,448	21
Real estate construction and development	96,862	187,568	10,605	189,790	695
Real estate mortgage:
Bank portfolio	10,338	12,550	372	10,204	—
Mortgage Division portfolio	109,246	117,075	16,746	109,721	3,697
Home equity portfolio	7,122	7,601	1,155	5,302	—
Multi-family residential	7,405	12,349	1,024	6,443	—
Commercial real estate	93,299	120,311	14,329	82,244	—
Consumer and installment	165	165	55	290	—
	382,025	528,287	50,903	458,442	4,413
Total:
Commercial, financial and agricultural	67,365	99,926	6,617	63,692	267
Real estate construction and development	137,389	228,565	10,605	269,198	733
Real estate mortgage:
Bank portfolio	14,479	16,874	372	14,292	—
Mortgage Division portfolio	124,715	151,188	16,746	125,257	3,697
Home equity portfolio	7,122	7,601	1,155	5,302	—
Multi-family residential	12,960	18,051	1,024	11,276	—
Commercial real estate	147,616	177,294	14,329	130,125	1,249
Consumer and installment	165	165	55	290	—
	$511,811	699,664	50,903	619,432	5,946

Recorded investment represents the Company’s investment in its impaired loans reduced by any charge-offs recorded against the allowance for loan losses on these same loans. At June 30, 2011 and December 31, 2010, the Company had recorded charge-offs of $110.7 million and $187.9 million, respectively, on its impaired loans, representing the difference between the unpaid principal balance and the recorded investment reflected in the table above. The unpaid principal balance represents the principal amount contractually owed to the Company by the borrowers on the impaired loans.

The outstanding balance and carrying amount of impaired loans acquired in acquisitions was $573,000 and $94,000 at June 30, 2011, respectively, $1.4 million and $314,000 at December 31, 2010, respectively, and $3.8 million and $940,000 at June 30, 2010, respectively. Changes in the carrying amount of impaired loans acquired in acquisitions for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Balance, beginning of period	$94	1,314	314	1,945
Transfers to other real estate	—	(178)	(49)	(370)
Loans charged-off	—	(212)	(29)	(557)
Payments and settlements	—	16	(142)	(78)
Balance, end of period	$94	940	94	940

As the loans were classified as nonaccrual loans, there was no accretable yield related to these loans at June 30, 2011 and December 31, 2010. There were no impaired loans acquired during the three and six months ended June 30, 2011 and 2010.

Changes in the allowance for loan losses for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Balance, beginning of period	$183,973	250,064	201,033	266,448
Allowance for loan losses allocated to loans sold	—	(64)	—	(321)
	183,973	250,000	201,033	266,127
Loans charged-off	(49,258)	(99,407)	(86,163)	(187,789)
Recoveries of loans previously charged-off	3,471	8,376	13,316	38,631
Net loans charged-off	(45,787)	(91,031)	(72,847)	(149,158)
Provision for loan losses	23,000	83,000	33,000	125,000
Balance, end of period	$161,186	241,969	161,186	241,969

The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2011 in addition to the impairment method used by loan category at June 30, 2011:

		Real Estate
	Commercial	Construction	One-to-Four	Multi-		Consumer
	and	and	Family	Family	Commercial	and
	Industrial	Development	Residential	Residential	Real Estate	Installment	Total
	(dollars expressed in thousands)
Three months ended
June 30, 2011:
Allowance for loan losses:
Beginning balance	$26,571	52,334	55,729	8,520	40,123	696	183,973
Charge-offs	(17,190)	(9,372)	(6,762)	(2,930)	(12,927)	(77)	(49,258)
Recoveries	1,076	513	1,339	43	385	115	3,471
Provision (benefit) for loan
losses	18,481	(7,707)	2,303	(346)	10,480	(211)	23,000
Ending balance	$28,938	35,768	52,609	5,287	38,061	523	161,186

Six months ended
June 30, 2011:
Allowance for loan losses:
Beginning balance	$28,000	58,439	60,762	5,158	47,880	794	201,033
Charge-offs	(22,744)	(19,686)	(16,487)	(2,930)	(24,021)	(295)	(86,163)
Recoveries	3,966	4,383	2,621	43	2,104	199	13,316
Provision (benefit) for loan
losses	19,716	(7,368)	5,713	3,016	12,098	(175)	33,000
Ending balance	$28,938	35,768	52,609	5,287	38,061	523	161,186

Ending balance: individually
evaluated for impairment	$5,644	4,734	3,636	432	4,926	—	19,372
Ending balance: collectively
evaluated for impairment	$23,294	31,034	48,973	4,855	33,135	523	141,814
Financing receivables:
Ending balance	$851,137	332,389	956,335	132,768	1,415,765	29,097	3,717,491
Ending balance: individually
evaluated for impairment	$63,570	91,943	22,634	11,138	61,514	—	250,799
Ending balance: collectively
evaluated for impairment	$787,567	240,446	933,701	121,630	1,354,251	29,097	3,466,692
Ending balance: loans
acquired with deteriorated
credit quality	$—	—	94	—	—	—	94

The following table represents a summary of the allowance for loan losses by portfolio segment at December 31, 2010 in addition to the impairment method used by loan category at December 31, 2010:

		Real Estate
	Commercial	Construction	One-to-Four	Multi-		Consumer
	and	and	Family	Family	Commercial	and
	Industrial	Development	Residential	Residential	Real Estate	Installment	Total
	(dollars expressed in thousands)
December 31, 2010:
Allowance for loan losses	$28,000	58,439	60,762	5,158	47,880	794	201,033
Ending balance: individually
evaluated for impairment	$4,690	6,572	4,975	644	9,997	—	26,878
Ending balance: collectively
evaluated for impairment	$23,310	51,867	55,787	4,514	37,883	794	174,155
Financing receivables:
Ending balance	$1,045,832	490,766	1,050,895	178,289	1,642,920	29,112	4,437,814
Ending balance: individually
evaluated for impairment	$44,585	128,797	30,388	12,960	136,254	—	352,984
Ending balance: collectively
evaluated for impairment	$1,001,247	361,969	1,020,507	165,329	1,506,666	29,112	4,084,830
Ending balance: loans
acquired with deteriorated
credit quality	$—	—	314	—	—	—	314

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets, net of amortization, were comprised of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(dollars expressed in thousands)
Amortized intangible assets:
Core deposit intangibles (1)	$17,074	(15,586)	20,594	(17,507)

Unamortized intangible assets:
Goodwill (2)	$125,967		125,967

____________________

(1)	The gross carrying amount and accumulated amortization for core deposit intangibles at December 31, 2010 have been reduced by $617,000 and $559,000, respectively, or a net of $58,000, related to discontinued operations, as further described in Note 2 to the consolidated financial statements.
(2)	Goodwill at December 31, 2010 has been reduced by $2.0 million, related to discontinued operations and assets held for sale, as further described below and in Note 2 to the consolidated financial statements.

The Company allocated goodwill to the sales of the remaining branches in the Northern Illinois Region and the Edwardsville Branch of $1.5 million and $500,000, respectively, based on the relative fair values of the operations disposed of during 2011 and the portion of the First Bank segment that will be retained. The allocation of goodwill to the sale of the remaining branches in the Northern Illinois Region reduced the gain on sale of discontinued operations during the three and six months ended June 30, 2011. The allocation of goodwill to the sale of the Edwardsville Branch reduced other income during the three and six months ended June 30, 2011. The Company did not allocate any goodwill to the sale of the San Jose Branch.

Core deposit intangibles of $58,000 related to the sale of the remaining branches in the Northern Illinois Region were included in assets of discontinued operations at December 31, 2010 and reduced the gain on sale of discontinued operations during the three and six months ended June 30, 2011.

Amortization of intangible assets was $800,000 and $1.6 million for the three and six months ended June 30, 2011, respectively, compared to $800,000 and $1.7 million for the comparable periods in 2010. Amortization of core deposit intangibles has been estimated in the following table.

(dollars expressed in
thousands)
Year ending December 31:
2011 remaining	$1,024
2012	464
Total	$1,488

Changes in the carrying amount of goodwill for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Balance, beginning of period	$125,967	136,967	125,967	136,967
Goodwill allocated to discontinued operations (1)	—	(9,000)	—	(9,000)
Balance, end of period	$125,967	127,967	125,967	127,967

____________________

(1)	Goodwill allocated to discontinued operations pertains to the partial sale of the Northern Illinois Region, as further described in Note 2 to the consolidated financial statements.

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

As a result of continued adversity in the Company’s business climate, the Company performed an interim period goodwill impairment analysis as of June 30, 2011, engaging the same independent valuation firm that assisted in the preparation of the analysis as of December 31, 2010. The Step 1 analysis of the interim goodwill impairment test indicated the carrying amount of the Company’s single reporting unit exceeded the estimated fair value. Therefore, Step 2 testing was required. The Company determined, as a result of the Step 2 analysis, that the goodwill assigned to the Company’s single reporting unit was not impaired as of June 30, 2011.

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

The estimated fair value assigned to loans significantly affected the determination of the implied fair value of First Bank’s goodwill at June 30, 2011 and December 31, 2010. The implied fair value of a reporting unit’s goodwill will generally increase if the estimated fair value of the reporting unit’s loans is less than the carrying value of the reporting unit’s loans. The estimated fair value of the reporting unit’s loans was derived from discounted cash flow analyses. Loans were grouped into loan pools based on similar characteristics such as maturity, payment type and payment frequency, and rate type and underlying index. These cash flow calculations include assumptions for prepayment estimates over the loan’s remaining life, considerations for the current interest rate environment compared to the weighted average rate of the loan portfolio, a credit risk component based on the historical and expected performance of each loan portfolio stratum and a liquidity adjustment related to the current market environment. To the extent any of these assumptions change in the future, the implied fair value of the reporting unit’s goodwill could change materially. A decrease in the discount rate utilized in deriving the estimated fair value of the reporting unit’s loans would decrease the implied fair value of goodwill.

The estimated fair value assigned to the core deposit intangible, or First Bank’s deposit base, also significantly affected the determination of the implied fair value of First Bank’s goodwill at June 30, 2011 and December 31, 2010. The implied fair value of a reporting unit’s goodwill will generally decrease by the estimated fair value assigned to the reporting unit’s core deposit intangible. The estimated fair value of the core deposit intangible was derived from discounted cash flow analyses with considerations for estimated deposit runoff, cost of the deposit base, interest costs, net maintenance costs and the cost of alternative funds. The resulting estimate of the fair value of the core deposit intangible represents the present value of the difference in cash flows between maintaining the existing deposits and obtaining alternative funds over the life of the deposit base. To the extent any of these assumptions used to determine the estimated fair value of the core deposit intangible change in the future, the implied fair value of the reporting unit’s goodwill could change materially.

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

NOTE 6 – SERVICING RIGHTS

Mortgage Banking Activities. At June 30, 2011 and December 31, 2010, First Bank serviced mortgage loans for others totaling $1.29 billion and $1.27 billion, respectively. Changes in mortgage servicing rights for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Balance, beginning of period	$12,890	12,704	12,150	12,130
Originated mortgage servicing rights	495	663	1,613	1,459
Change in fair value resulting from changes in valuation inputs or
assumptions used in valuation model (1)	(1,274)	(1,297)	(1,075)	(1,022)
Other changes in fair value (2)	(372)	(627)	(949)	(1,124)
Balance, end of period	$11,739	11,443	11,739	11,443

____________________

(1)	The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Other Servicing Activities. At June 30, 2011 and December 31, 2010, First Bank serviced United States Small Business Administration (SBA) loans for others totaling $188.0 million and $200.4 million, respectively. Changes in SBA servicing rights for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Balance, beginning of period	$7,321	7,972	7,432	8,478
Originated SBA servicing rights	—	42	—	63
Change in fair value resulting from changes in valuation inputs or
assumptions used in valuation model (1)	(1)	318	226	424
Other changes in fair value (2)	(233)	(509)	(571)	(1,142)
Balance, end of period	$7,087	7,823	7,087	7,823

____________________

(1)	The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

NOTE 7 – EARNINGS (LOSS) PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings (loss) per share (EPS) for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands, except share and per share data)
Basic:
Net loss from continuing operations attributable to First Banks, Inc.	$(17,551)	(68,059)	(23,893)	(97,971)
Preferred stock dividends declared and undeclared	(4,447)	(4,217)	(8,835)	(8,378)
Accretion of discount on preferred stock	(864)	(843)	(1,719)	(1,676)
Net loss from continuing operations attributable to common stockholders	(22,862)	(73,119)	(34,447)	(108,025)
Net income from discontinued operations attributable to common
stockholders	502	3,111	696	5,454
Net loss available to First Banks, Inc. common stockholders	$(22,360)	(70,008)	(33,751)	(102,571)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661

Basic loss per common share – continuing operations	$(966.22)	(3,090.27)	(1,455.83)	(4,565.55)
Basic earnings per common share – discontinued operations	$21.22	131.48	29.42	230.51
Basic loss per common share	$(945.00)	(2,958.79)	(1,426.41)	(4,335.04)

Diluted:
Net loss from continuing operations attributable to common stockholders	$(22,862)	(73,119)	(34,447)	(108,025)
Net income from discontinued operations attributable to common
stockholders	502	3,111	696	5,454
Net loss available to First Banks, Inc. common stockholders	(22,360)	(70,008)	(33,751)	(102,571)
Effect of dilutive securities:
Class A convertible preferred stock	—	—	—	—
Diluted loss per common share – net loss available to First Banks, Inc.
common stockholders	$(22,360)	(70,008)	(33,751)	(102,571)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661
Effect of dilutive securities:
Class A convertible preferred stock	—	—	—	—

Weighted average diluted shares of common stock outstanding	23,661	23,661	23,661	23,661

Diluted loss per common share – continuing operations	$(966.22)	(3,090.27)	(1,455.83)	(4,565.55)
Diluted earnings per common share – discontinued operations	$21.22	131.48	29.42	230.51
Diluted loss per common share	$(945.00)	(2,958.79)	(1,426.41)	(4,335.04)

NOTE 8 – TRANSACTIONS WITH RELATED PARTIES

First Services, L.P. First Services, L.P. (First Services), a limited partnership indirectly owned by the Company’s Chairman and members of his immediate family, provides information technology, item processing and various related services to the Company and First Bank. Fees paid under agreements with First Services were $6.2 million and $12.4 million for the three and six months ended June 30, 2011, respectively, and $6.6 million and $13.6 million for the comparable periods in 2010. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of such equipment of $520,000 and $1.0 million during the three and six months ended June 30, 2011, respectively, and $594,000 and $1.3 million for the comparable periods in 2010. In addition, First Services paid $462,000 and $924,000 for the three and six months ended June 30, 2011, respectively, and $462,000 and $927,000 for the comparable periods in 2010, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.

Effective January 1, 2009, First Services entered into an Affiliate Services Agreement with the Company and First Bank. The Affiliate Services Agreement relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, insurance services and vendor payment processing services. Fees accrued under the Affiliate Services Agreement by First Services were $39,000 and $78,000 for the three and six months ended June 30, 2011, respectively, and $58,000 and $116,000 for the comparable periods in 2010.

First Brokerage America, L.L.C. First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by the Company’s Chairman and members of his immediate family, received $1.3 million and $2.9 million for the three and six months ended June 30, 2011, respectively, and $1.5 million and $2.6 million for the comparable periods in 2010, in gross commissions paid by unaffiliated third-party companies. The commissions received primarily resulted from sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid $147,000 and $295,000 for the three and six months ended June 30, 2011, respectively, and $56,000 and $97,000 for the comparable periods in 2010, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.

Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of the Company’s Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $119,000 and $237,000 for the three and six months ended June 30, 2011, respectively, and $115,000 and $229,000 for the comparable periods in 2010.

First Capital America, Inc. / FB Holdings, LLC. In May 2008, the Company formed FB Holdings, a limited liability company organized in the state of Missouri. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. During 2008, First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $133.3 million and FCA contributed cash of $125.0 million to FB Holdings. As a result, First Bank owned 53.23% and FCA owned the remaining 46.77% of FB Holdings as of June 30, 2011. The contribution of cash by FCA is reflected as a component of stockholders’ equity in the consolidated balance sheets and, consequently, increased the Company’s and First Bank’s risk-based capital ratios under then-existing regulatory guidelines, subject to certain limitations.

FB Holdings entered into a Services Agreement with the Company and First Bank effective May 2008. The Services Agreement relates to various services provided to FB Holdings by the Company and First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the Services Agreement by FB Holdings were $54,000 and $108,000 for the three and six months ended June 30, 2011, respectively, and $85,000 and $187,000 for the comparable periods in 2010.

Investors of America Limited Partnership. On March 24, 2011, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement (the Credit Agreement) with Investors of America Limited Partnership (Investors of America, LP), as further described in Note 11 to the consolidated financial statements. Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of the Company’s Chairman and members of his immediate family. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of December 31, 2012 and an interest rate of the London Interbank Offered Rate (LIBOR) plus 300 basis points, is intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses for the foreseeable future. There were no balances outstanding with respect to the Credit Agreement as of and for the six months ended June 30, 2011.

Loans to Directors and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of the Company were $3.7 million and $9.1 million at June 30, 2011 and December 31, 2010, respectively. First Bank does not extend credit to its officers or to officers of the Company, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.

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

The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at June 30, 2011 and December 31, 2010. The Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below in order to meet the minimum capital adequacy standards.

First Bank was categorized as well capitalized at June 30, 2011 and December 31, 2010 under the prompt corrective action provisions of the regulatory capital standards. First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below in order to be categorized as well capitalized. In addition, First Bank is currently required to maintain its Tier 1 capital to total assets ratio at no less than 7.00% in accordance with the provisions of its informal agreement entered into with the MDOF, as further described in Note 1 to the consolidated financial statements. First Bank’s Tier 1 capital to total assets ratio of 7.99% and 7.68% at June 30, 2011 and December 31, 2010, respectively, exceeded the 7.00% minimum level required under the terms of the informal agreement with the MDOF.

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

At June 30, 2011 and December 31, 2010, the Company and First Bank’s required and actual capital ratios were as follows:

						To be Well
						Capitalized
						Under
						Prompt
	Actual				For Capital	Corrective
	June 30, 2011		December 31, 2010 (1)		Adequacy	Action
	Amount	Ratio	Amount	Ratio	Purposes	Provisions
	(dollars expressed in thousands)
Total capital (to risk-weighted assets):
First Banks, Inc.	$142,922	3.38%	$305,006	6.29%	8.0%	N/A
First Bank	604,684	14.29	626,976	12.95	8.0	10.0%

Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	71,461	1.69	152,503	3.15	4.0	N/A
First Bank	550,432	13.01	564,664	11.66	4.0	6.0

Tier 1 capital (to average assets):
First Banks, Inc.	71,461	1.03	152,503	1.99	4.0	N/A
First Bank	550,432	7.96	564,664	7.40	4.0	5.0
____________________

(1)
The decline in First Banks, Inc.’s regulatory capital ratios during the first six months of 2011 reflects the implementation of new Federal Reserve rules that became effective on March 31, 2011, as further described below. First Banks, Inc.’s total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) at December 31, 2010 would have been 4.53%, 2.27% and 1.44%, respectively, under the new rules if implemented as of December 31, 2010.

In March 2005, the Federal Reserve adopted a final rule, Risk-Based Capital Standards: Trust Preferred Securities and the Definition of Capital, which allows for the continued limited inclusion of trust preferred securities in Tier 1 capital. The Federal Reserve’s final rule limits restricted core capital elements to 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits may generally be included in Tier 2 capital. Specifically, amounts of qualifying trust preferred securities and cumulative perpetual preferred stock in excess of the 25% limit may be included in Tier 2 capital, but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital. In addition, the final rule provides that in the last five years before the maturity of the underlying subordinated note, the outstanding amount of the associated trust preferred securities is to be excluded from Tier 1 capital and included in Tier 2 capital, subject to one-fifth amortization per year. The final rule provided for a five-year transition period, ending March 31, 2009, for the application of the quantitative limits. In March 2009, the Federal Reserve adopted a final rule that delayed the effective date for the application of the quantitative limits to March 31, 2011. Until March 31, 2011, the aggregate amount of qualifying cumulative perpetual preferred stock and qualifying trust preferred securities that could be included in Tier 1 capital was limited to 25% of the sum of the following core capital elements: qualifying common stockholders’ equity, qualifying noncumulative and cumulative perpetual preferred stock, qualifying noncontrolling interest in the equity accounts of consolidated subsidiaries and qualifying trust preferred securities. The Company determined that the Federal Reserve’s final rules that became effective on March 31, 2011, if implemented as of December 31, 2010, would have reduced the Company’s total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) to 4.53%, 2.27% and 1.44%, respectively. The final rules that became effective on March 31, 2011 had no impact on First Bank’s regulatory capital ratios.

As noted above, the Company’s capital ratios are below the minimum regulatory capital standards established for bank holding companies, and therefore, the Company could be subject to additional actions by regulators that could have a direct material effect on the operations and financial condition of the Company and First Bank.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 restricts new issuances of trust preferred securities from being included as Tier 1 capital for all bank holding companies.

NOTE 10 – BUSINESS SEGMENT RESULTS

The Company’s business segment is First Bank. The reportable business segment is consistent with the management structure of the Company, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans and small business lending. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, ATMs, telephone banking, safe deposit boxes, and trust and private banking services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees generated by the Company’s mortgage banking and trust and private banking business units. The Company’s products and services are offered to customers primarily within its geographic areas, which include eastern Missouri, southern Illinois, southern and northern California, and Florida’s Manatee, Pinellas, Hillsborough and Pasco counties. Certain loan products are available nationwide.

The business segment results are consistent with the Company’s internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. The business segment results are summarized as follows:

			Corporate, Other and
			Intercompany
	First Bank		Reclassifications		Consolidated Totals
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010	2011	2010
	(dollars expressed in thousands)
Balance sheet information:
Investment securities	$2,185,730	1,483,659	10,678	10,678	2,196,408	1,494,337
Loans, net of deferred costs (fees)	3,734,603	4,492,284	—	—	3,734,603	4,492,284
FRB and FHLB stock	26,942	30,121	—	—	26,942	30,121
Goodwill and other intangible assets	127,455	129,054	—	—	127,455	129,054
Assets held for sale	—	2,266	—	—	—	2,266
Assets of discontinued operations	—	43,532	—	—	—	43,532
Total assets	6,903,279	7,361,706	15,997	16,422	6,919,276	7,378,128
Deposits	6,079,110	6,462,068	(2,965)	(3,653)	6,076,145	6,458,415
Other borrowings	51,247	31,761	—	—	51,247	31,761
Subordinated debentures	—	—	354,019	353,981	354,019	353,981
Liabilities held for sale	—	23,406	—	—	—	23,406
Liabilities of discontinued operations	—	94,184	—	—	—	94,184
Stockholders’ equity	710,487	693,458	(401,168)	(386,163)	309,319	307,295

			Corporate, Other and
			Intercompany
	First Bank		Reclassifications		Consolidated Totals
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
	(dollars expressed in thousands)
Income statement information:
Interest income	$58,994	81,360	103	139	59,097	81,499
Interest expense	9,062	17,606	3,364	3,195	12,426	20,801
Net interest income (loss)	49,932	63,754	(3,261)	(3,056)	46,671	60,698
Provision for loan losses	23,000	83,000	—	—	23,000	83,000
Net interest income (loss) after provision for
loan losses	26,932	(19,246)	(3,261)	(3,056)	23,671	(22,302)
Noninterest income	15,367	18,502	(165)	1,842	15,202	20,344
Amortization of intangible assets	800	800	—	—	800	800
Other noninterest expense	56,895	65,161	(416)	119	56,479	65,280
Loss from continuing operations before provision
(benefit) for income taxes	(15,396)	(66,705)	(3,010)	(1,333)	(18,406)	(68,038)
Provision (benefit) for income taxes	17	149	55	(101)	72	48
Net loss from continuing operations, net of tax	(15,413)	(66,854)	(3,065)	(1,232)	(18,478)	(68,086)
Discontinued operations, net of tax	502	3,111	—	—	502	3,111
Net loss	(14,911)	(63,743)	(3,065)	(1,232)	(17,976)	(64,975)
Net loss attributable to noncontrolling interest in
subsidiary	(927)	(27)	—	—	(927)	(27)
Net loss attributable to First Banks, Inc.	$(13,984)	(63,716)	(3,065)	(1,232)	(17,049)	(64,948)

			Corporate, Other and
			Intercompany
	First Bank		Reclassifications		Consolidated Totals
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
	(dollars expressed in thousands)
Income statement information:
Interest income	$121,112	166,029	253	241	121,365	166,270
Interest expense	19,534	37,010	6,663	6,290	26,197	43,300
Net interest income (loss)	101,578	129,019	(6,410)	(6,049)	95,168	122,970
Provision for loan losses	33,000	125,000	—	—	33,000	125,000
Net interest income (loss) after provision for
loan losses	68,578	4,019	(6,410)	(6,049)	62,168	(2,030)
Noninterest income	29,544	35,236	(218)	516	29,326	35,752
Amortization of intangible assets	1,599	1,725	—	—	1,599	1,725
Other noninterest expense	114,948	130,080	(422)	199	114,526	130,279
Loss from continuing operations before provision
(benefit) for income taxes	(18,425)	(92,550)	(6,206)	(5,732)	(24,631)	(98,282)
Provision (benefit) for income taxes	160	254	(36)	(101)	124	153
Net loss from continuing operations, net of tax	(18,585)	(92,804)	(6,170)	(5,631)	(24,755)	(98,435)
Discontinued operations, net of tax	696	5,454	—	—	696	5,454
Net loss	(17,889)	(87,350)	(6,170)	(5,631)	(24,059)	(92,981)
Net loss attributable to noncontrolling interest in
subsidiary	(862)	(464)	—	—	(862)	(464)
Net loss attributable to First Banks, Inc.	$(17,027)	(86,886)	(6,170)	(5,631)	(23,197)	(92,517)

NOTE 11 – NOTES PAYABLE AND OTHER BORROWINGS

Notes Payable. On March 24, 2011, the Company entered into a Credit Agreement with Investors of America, LP, as further described in Note 8 to the consolidated financial statements. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of December 31, 2012 and an interest rate of LIBOR plus 300 basis points, is intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses for the foreseeable future. The parent company’s unrestricted cash was $2.9 million and $3.6 million at June 30, 2011 and December 31, 2010, respectively. There were no balances outstanding with respect to the Credit Agreement as of and for the six months ended June 30, 2011.

Other Borrowings. Other borrowings were comprised solely of daily securities sold under agreement to repurchase of $51.2 million and $31.8 million at June 30, 2011 and December 31, 2010, respectively.

NOTE 12 – SUBORDINATED DEBENTURES

The Company has formed or assumed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. The Company owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate junior subordinated debentures from the Company. The junior subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, the Company made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts under the trust preferred securities. The Company’s distributions accrued on the junior subordinated debentures were $3.3 million and $6.6 million for the three and six months ended June 30, 2011, respectively, and $3.2 million and $6.3 million for the comparable periods in 2010, and are included in interest expense in the consolidated statements of operations. Deferred issuance costs associated with the Company’s junior subordinated debentures are included as a reduction of junior subordinated debentures in the consolidated balance sheets and are amortized on a straight-line basis to the maturity date of the respective junior subordinated debentures. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in the Company’s capital base, as further discussed in Note 9 to the consolidated financial statements.

A summary of the junior subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at June 30, 2011 and December 31, 2010 were as follows:

					Trust
				Interest	Preferred	Subordinated
Name of Trust	Issuance Date	Maturity Date	Call Date (1)	Rate (2)	Securities	Debentures
					(dollars expressed in
					thousands)
Variable Rate
First Bank Statutory Trust II	September 2004	September 20, 2034	September 20, 2009	+205.0 bp	$20,000	$20,619
Royal Oaks Capital Trust I	October 2004	January 7, 2035	January 7, 2010	+240.0 bp	4,000	4,124
First Bank Statutory Trust III	November 2004	December 15, 2034	December 15, 2009	+218.0 bp	40,000	41,238
First Bank Statutory Trust IV	March 2006	March 15, 2036	March 15, 2011	+142.0 bp	40,000	41,238
First Bank Statutory Trust V	April 2006	June 15, 2036	June 15, 2011	+145.0 bp	20,000	20,619
First Bank Statutory Trust VI	June 2006	July 7, 2036	July 7, 2011	+165.0 bp	25,000	25,774
First Bank Statutory Trust VII	December 2006	December 15, 2036	December 15, 2011	+185.0 bp	50,000	51,547
First Bank Statutory Trust VIII	February 2007	March 30, 2037	March 30, 2012	+161.0 bp	25,000	25,774
First Bank Statutory Trust X	August 2007	September 15, 2037	September 15, 2012	+230.0 bp	15,000	15,464
First Bank Statutory Trust IX	September 2007	December 15, 2037	December 15, 2012	+225.0 bp	25,000	25,774
First Bank Statutory Trust XI	September 2007	December 15, 2037	December 15, 2012	+285.0 bp	10,000	10,310

Fixed Rate
First Bank Statutory Trust	March 2003	March 20, 2033	March 20, 2008	8.10%	25,000	25,774
First Preferred Capital Trust IV	April 2003	June 30, 2033	June 30, 2008	8.15%	46,000	47,423
__________________

(1)	The junior subordinated debentures are callable at the option of the Company on the call date shown at 100% of the principal amount plus accrued and unpaid interest.
(2)	The interest rates paid on the trust preferred securities are based on either a variable rate or a fixed rate. The variable rate is based on the three-month LIBOR plus the basis point spread shown.

In August 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated notes and the related trust indentures allow the Company to defer such payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. The Company has deferred $24.9 million and $18.8 million of its regularly scheduled interest payments as of June 30, 2011 and December 31, 2010, respectively. In addition, the Company has accrued additional interest expense of $1.2 million and $621,000 as of June 30, 2011 and December 31, 2010, respectively, on the regularly scheduled deferred interest payments based on the interest rate in effect for each junior subordinated note issuance in accordance with the respective terms of the underlying agreements.

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

On December 31, 2008, the Company issued 295,400 shares of Class C Preferred Stock and 14,770 shares of Class D Preferred Stock to the U.S. Treasury in conjunction with the U.S. Treasury’s Troubled Asset Relief Program’s Capital Purchase Program (CPP). The Class C Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class C Preferred Stock have no voting rights except in certain limited circumstances. The Class C Preferred Stock carries an annual dividend rate equal to 5% for the first five years and the annual dividend rate increases to 9% thereafter, payable quarterly in arrears beginning February 15, 2009. The Class D Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class D Preferred Stock have no voting rights except in certain limited circumstances. The Class D Preferred Stock carries an annual dividend rate equal to 9%, payable quarterly in arrears beginning February 15, 2009. The Class C Preferred Stock and the Class D Preferred Stock qualify as Tier 1 capital. Effective February 17, 2009, the Class C Preferred Stock and the Class D Preferred Stock may be redeemed at any time without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the Company’s primary regulatory agency. The Class D Preferred Stock may not be redeemed until all of the outstanding shares of the Class C Preferred Stock have been redeemed. In addition, the U.S. Treasury has certain supervisory and oversight duties and responsibilities under the CPP and, pursuant to the terms of the agreement governing the issuance of the Class C Preferred Stock and the Class D Preferred Stock to the U.S. Treasury (Purchase Agreement), the U.S. Treasury is empowered to unilaterally amend any provision of the Purchase Agreement with the Company to the extent required to comply with any changes in applicable federal statutes. As a result of the Company’s deferral of dividends to the U.S. Treasury for an aggregate of six quarters, the U.S. Treasury had the right to elect two directors to the Company’s Board. On July 13, 2011, the U.S. Treasury elected two members to the Company’s Board of Directors, effective immediately.

The Company allocated the total proceeds received under the CPP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million is being accreted to retained earnings on a level-yield basis over five years. Accretion of the discount on the Class C Preferred Stock was $864,000 and $1.7 million for the three and six months ended June 30, 2011, respectively, compared to $843,000 and $1.7 million for the comparable periods in 2010.

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

On August 10, 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 12 to the consolidated financial statements. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, the Company also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009. The Company has declared and deferred $32.2 million and $24.1 million of its regularly scheduled dividend payments on its Class C Preferred Stock and Class D Preferred Stock, and has declared and accrued an additional $1.8 million and $990,000 of cumulative dividends on such deferred dividend payments at June 30, 2011 and December 31, 2010, respectively.

The following table presents the transactions affecting accumulated other comprehensive income (loss) included in stockholders’ equity for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Net loss	$(17,976)	(64,975)	(24,059)	(92,981)
Other comprehensive income (loss):
Unrealized gains on available-for-sale investment securities,
net of tax	21,016	8,692	23,380	11,178
Reclassification adjustment for available-for-sale investment securities
gains included in net loss, net of tax	(384)	(361)	(719)	(361)
Reclassification adjustment for deferred tax asset valuation allowance
on investment securities	11,109	4,569	12,202	5,825
Change in unrealized gains on derivative instruments, net of tax	—	(1,244)	—	(2,489)
Reclassification adjustment for deferred tax asset valuation allowance
on derivative instruments	—	(670)	—	(1,340)
Amortization of net loss related to pension liability, net of tax	17	65	32	129
Reclassification adjustment for deferred tax asset valuation allowance
on pension liability	12	46	23	93
Comprehensive income (loss)	13,794	(53,878)	10,859	(79,946)
Comprehensive loss attributable to noncontrolling interest in
subsidiary	(927)	(27)	(862)	(464)
Comprehensive income (loss) attributable to First Banks, Inc.	$14,721	(53,851)	11,721	(79,482)

NOTE 14 – INCOME TAXES

The realization of the Company’s net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies. The Company has a full valuation allowance against its net deferred tax assets at June 30, 2011 and December 31, 2010. The deferred tax asset valuation allowance was recorded in accordance with ASC Topic 740, “Income Taxes.” Under ASC Topic 740, the Company is required to assess whether it is “more likely than not” that some portion or all of its deferred tax assets will not be realized. Pursuant to ASC Topic 740, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years. If, in the future, the Company generates taxable income on a sustained basis, management may conclude the deferred tax asset valuation allowance is no longer required, which would result in the reversal of a portion or all of the deferred tax asset valuation allowance, which would be reflected as a benefit for income taxes in the consolidated statements of operations.

A summary of the Company’s deferred tax assets and deferred tax liabilities at June 30, 2011 and December 31, 2010 is as follows:

	June 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Gross deferred tax assets	$395,614	387,202
Valuation allowance	(369,775)	(369,198)
Deferred tax assets, net of valuation allowance	25,839	18,004
Deferred tax liabilities	33,021	25,186
Net deferred tax liabilities	$(7,182)	(7,182)

The Company’s valuation allowance was $369.8 million and $369.2 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $537.7 million and $478.3 million, respectively, and for state income tax purposes, the Company had net operating loss carryforwards of approximately $642.9 million and $567.3 million, respectively, and a related deferred tax asset of $50.9 million and $43.7 million, respectively.

At June 30, 2011 and December 31, 2010, the Company’s unrecognized tax benefits for uncertain tax positions, excluding interest and penalties, were $1.4 million and $1.3 million, respectively. At June 30, 2011 and December 31, 2010, the total amount of unrecognized tax benefits that would affect the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, was $920,000 and $837,000, respectively. During the six months ended June 30, 2011 and 2010, the Company recorded additional liabilities for unrecognized tax benefits of $128,000 and $122,000, respectively.

It is the Company’s policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At June 30, 2011 and December 31, 2010, interest accrued for unrecognized tax positions was $218,000 and $180,000, respectively. The Company recorded interest expense of $21,000 and $38,000 related to unrecognized tax benefits for the three and six months ended June 30, 2011, respectively, compared to $62,000 and $119,000 for the comparable periods in 2010. There were no penalties for uncertain tax positions accrued at June 30, 2011 and December 31, 2010, nor did the Company recognize any expense for penalties during the three and six months ended June 30, 2011 and 2010.

The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits as of June 30, 2011 could decrease by approximately $305,000 by December 31, 2011, as a result of the lapse of statutes of limitations or potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, is estimated to be approximately $198,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.

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

The Company is no longer subject to U.S. federal, Florida, Illinois and Missouri income tax examination by the tax authorities for the years prior to 2007, and prior to 2006 for California and Texas. The Company had a federal tax examination for tax years through 2008, which was closed during 2010, and a California tax examination for the 2004 and 2005 tax years, which was closed during 2008. An Illinois tax examination of the 2007 and 2008 tax years was completed during the second quarter of 2011 with no changes to the returns as originally filed.

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

Items Measured on a Recurring Basis. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
June 30, 2011:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	315,755	—	315,755
Residential mortgage-backed	—	1,767,831	—	1,767,831
Commercial mortgage-backed	—	896	—	896
State and political subdivisions	—	7,227	—	7,227
Corporate notes	—	79,009	—	79,009
Equity investments	999	10,678	—	11,677
Mortgage loans held for sale	—	17,112	—	17,112
Derivative instruments:
Customer interest rate swap agreements	—	635	—	635
Interest rate lock commitments	—	686	—	686
Forward commitments to sell mortgage-backed securities	—	(96)	—	(96)
Servicing rights	—	—	18,826	18,826
Total	$999	2,199,733	18,826	2,219,558

Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	1,584	—	1,584
Customer interest rate swap agreements	—	526	—	526
Nonqualified deferred compensation plan	7,302	—	—	7,302
Total	$7,302	2,110	—	9,412

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
December 31, 2010:
Assets:
Available-for-sale investment securities:
U.S. Treasury	$101,202	—	—	101,202
U.S. Government sponsored agencies	—	20,332	—	20,332
Residential mortgage-backed	—	1,341,578	—	1,341,578
Commercial mortgage-backed	—	1,008	—	1,008
State and political subdivisions	—	8,387	—	8,387
Equity investments	—	10,678	—	10,678
Mortgage loans held for sale	—	54,470	—	54,470
Derivative instruments:
Customer interest rate swap agreements	—	792	—	792
Interest rate lock commitments	—	276	—	276
Forward commitments to sell mortgage-backed securities	—	1,538	—	1,538
Servicing rights	—	—	19,582	19,582
Total	$101,202	1,439,059	19,582	1,559,843

Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	2,402	—	2,402
Customer interest rate swap agreements	—	636	—	636
Nonqualified deferred compensation plan	7,790	—	—	7,790
Total	$7,790	3,038	—	10,828

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three and six months ended June 30, 2011.

The following table presents the changes in Level 3 assets measured on a recurring basis for the three and six months ended June 30, 2011 and 2010:

	Servicing Rights
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Balance, beginning of period	$20,211	20,676	19,582	20,608
Total gains or losses (realized/unrealized):
Included in earnings (1)	(1,880)	(2,115)	(2,369)	(2,864)
Included in other comprehensive income (loss)	—	—	—	—
Issuances	495	705	1,613	1,522
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$18,826	19,266	18,826	19,266
____________________

(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of operations.

Items Measured on a Nonrecurring Basis. From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
June 30, 2011:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	74,852	74,852
Real estate construction and development	—	—	91,981	91,981
Real estate mortgage:
Bank portfolio	—	—	15,579	15,579
Mortgage Division portfolio	—	—	95,583	95,583
Home equity portfolio	—	—	5,948	5,948
Multi-family residential	—	—	10,455	10,455
Commercial real estate	—	—	62,479	62,479
Consumer and installment	—	—	25	25
Other real estate and repossessed assets	—	—	126,244	126,244
Total	$—	—	483,146	483,146

December 31, 2010:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	60,748	60,748
Real estate construction and development	—	—	126,784	126,784
Real estate mortgage:
Bank portfolio	—	—	14,107	14,107
Mortgage Division portfolio	—	—	107,969	107,969
Home equity portfolio	—	—	5,967	5,967
Multi-family residential	—	—	11,936	11,936
Commercial real estate	—	—	133,287	133,287
Consumer and installment	—	—	110	110
Other real estate and repossessed assets	—	—	140,665	140,665
Total	$—	—	601,573	601,573

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

Certain other real estate, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the estimated fair value of the other real estate. The fair value of other real estate, upon initial recognition, is estimated using Level 3 inputs based on third-party appraisals, and where applicable, discounted based on management’s judgment taking into account current market conditions, distressed or forced sale price comparisons and other factors in effect at the time of valuation. Other real estate and repossessed assets measured at fair value upon initial recognition totaled $36.5 million and $117.9 million for the six months ended June 30, 2011 and 2010, respectively. In addition to other real estate and repossessed assets measured at fair value upon initial recognition, the Company recorded write-downs to the balance of other real estate and repossessed assets of $4.2 million and $6.8 million to noninterest expense for the three and six months ended June 30, 2011, respectively, compared to $6.5 million and $10.9 million for the comparable periods in 2010. Other real estate and repossessed assets were $126.2 million at June 30, 2011, compared to $140.7 million at December 31, 2010.

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

The estimated fair value of the Company’s financial instruments at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$628,756	628,756	995,758	995,758
Investment securities:
Available for sale	2,182,395	2,182,395	1,483,185	1,483,185
Held to maturity	14,013	14,625	11,152	11,990
Loans held for portfolio	3,556,305	3,302,816	4,236,781	3,973,825
Loans held for sale	17,112	17,112	54,470	54,470
Federal Reserve Bank and FHLB stock	26,942	26,942	30,121	30,121
Derivative instruments	1,225	1,225	2,606	2,606
Accrued interest receivable	21,331	21,331	22,488	22,488
Assets held for sale	—	—	2,266	2,866
Assets of discontinued operations	—	—	43,532	43,532

Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,130,361	1,130,361	1,167,206	1,167,206
Interest-bearing demand	955,828	955,828	919,973	919,973
Savings and money market	2,154,618	2,154,618	2,206,763	2,206,763
Time deposits	1,835,338	1,845,001	2,164,473	2,176,855
Other borrowings	51,247	51,247	31,761	31,761
Derivative instruments	2,110	2,110	3,038	3,038
Accrued interest payable	28,286	28,286	22,444	22,444
Subordinated debentures	354,019	175,989	353,981	202,298
Liabilities held for sale	—	—	23,406	23,276
Liabilities of discontinued operations	—	—	94,184	91,894

Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby
letters of credit and financial
guarantees	$(2,785)	(2,785)	(3,148)	(3,148)

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. Derivative financial instruments held by the Company at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011		December 31, 2010
	Notional	Credit	Notional	Credit
	Amount	Exposure	Amount	Exposure
	(dollars expressed in thousands)
Interest rate swap agreements	$75,000	—	75,000	—
Customer interest rate swap agreements	50,320	704	53,696	869
Interest rate lock commitments	38,916	686	41,857	276
Forward commitments to sell mortgage-backed securities	46,800	—	84,100	1,538

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company’s credit exposure through its use of these instruments. The credit exposure represents the loss the Company would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. The Company’s credit exposure on interest rate swaps is limited to the net fair value and related accrued interest receivable reduced by the amount of collateral pledged by the counterparty. At June 30, 2011 and December 31, 2010, the Company had pledged cash of $602,000 and $1.1 million, respectively, as collateral in connection with its interest rate swap agreements. Collateral requirements are monitored on a daily basis and adjusted as necessary.

The Company realized net interest income on its derivative financial instruments of $1.9 million and $3.8 million for the three and six months ended June 30, 2010, respectively. The Company also recorded net losses on derivative financial instruments, which are included in noninterest income in the statements of operations, of $165,000 and $221,000 for the three and six months ended June 30, 2011, respectively, compared to $763,000 and $2.1 million for the comparable periods in 2010.

Interest Rate Swap Agreements. The Company entered into four interest rate swap agreements, which were designated as cash flow hedges prior to August 2009, with the objective of stabilizing the long-term cost of capital and cash flow and, accordingly, net interest expense on junior subordinated debentures to the respective call dates of certain junior subordinated debentures. These swap agreements provided for the Company to receive an adjustable rate of interest equivalent to the three-month LIBOR plus 1.65%, 1.85%, 1.61% and 2.25%, and pay a fixed rate of interest. The terms of the swap agreements provide for the Company to pay and receive interest on a quarterly basis. In December 2010, the Company terminated its $50.0 million notional interest rate swap agreement that provided for the Company to receive an adjustable rate of interest equivalent to the three-month LIBOR plus 1.85%, and pay a fixed rate of interest.

The amount receivable by the Company under these swap agreements was $143,000 and $149,000 at June 30, 2011 and December 31, 2010, respectively, and the amount payable by the Company under these swap agreements was $325,000 and $335,000 at June 30, 2011 and December 31, 2010, respectively.

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

In 2006, the Company entered into a $200.0 million notional amount three-year interest rate swap agreement and a $200.0 million notional amount four-year interest rate swap agreement. These interest rate swap agreements were designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain loans to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time. In December 2008, the Company terminated these swap agreements. The pre-tax gain of $20.8 million, in the aggregate, was being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates of September 18, 2009 and September 20, 2010. For the three and six months ended June 30, 2010, the amount of the pre-tax gain amortized as an increase to interest and fees on loans was $1.9 million and $3.8 million, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s interest rate swap agreements as of June 30, 2011 and December 31, 2010 were as follows:

	Notional	Interest Rate	Interest Rate
Maturity Date	Amount	Paid	Received	Fair Value
	(dollars expressed in thousands)
June 30, 2011:
July 7, 2011	$25,000	4.40%	1.93%	$(12)
March 30, 2012	25,000	4.71	1.86	(524)
December 15, 2012	25,000	5.57	2.50	(1,048)
	$75,000	4.89	2.10	$(1,584)

December 31, 2010:
July 7, 2011	$25,000	4.40%	1.94%	$(313)
March 30, 2012	25,000	4.71	1.91	(822)
December 15, 2012	25,000	5.57	2.55	(1,267)
	$75,000	4.89	2.13	$(2,402)

For interest rate swap agreements designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into interest income or interest expense in the same period the hedged transaction affects earnings. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in noninterest income on each monthly measurement date. The Company did not recognize any ineffectiveness related to interest rate swap agreements that were designated as cash flow hedges during the three and six months ended June 30, 2010.

Customer Interest Rate Swap Agreements. First Bank offers interest rate swap agreements to certain customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each interest rate swap agreement between First Bank and its customers is offset by an interest rate swap agreement between First Bank and various counterparties. These interest rate swap agreements do not qualify for hedge accounting treatment. Changes in the fair value are recognized in noninterest income on a monthly basis. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income (loss). The notional amount of these interest rate swap agreement contracts at June 30, 2011 and December 31, 2010 was $50.3 million and $53.7 million, respectively.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in September 2011. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $686,000 and $276,000 at June 30, 2011 and December 31, 2010, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in the consolidated balance sheets, was an unrealized loss of $96,000 at June 30, 2011 and an unrealized gain of $1.5 million at December 31, 2010. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.

The following table summarizes derivative financial instruments held by the Company, their estimated fair values and their location in the consolidated balance sheets at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Balance Sheet	Fair Value	Balance Sheet	Fair Value
	Location	Gain (Loss)	Location	Gain (Loss)
	(dollars expressed in thousands)
Derivative financial instruments not designated as hedging
instruments under ASC Topic 815:
Customer interest rate swap agreements	Other assets	$635	Other assets	$792
Interest rate lock commitments	Other assets	686	Other assets	276
Forward commitments to sell mortgage-backed securities	Other assets	(96)	Other assets	1,538
Total derivatives in other assets		$1,225		$2,606

Interest rate swap agreements	Other liabilities	$(1,584)	Other liabilities	$(2,402)
Customer interest rate swap agreements	Other liabilities	(526)	Other liabilities	(636)
Total derivatives in other liabilities		$(2,110)		$(3,038)

The following table summarizes amounts included in the consolidated statements of operations and in accumulated other comprehensive income (loss) in the consolidated balance sheets as of and for the three and six months ended June 30, 2011 and 2010 related to interest rate swap agreements designated as cash flow hedges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Derivative financial instruments designated as hedging instruments under ASC
Topic 815:
Interest rate swap agreements:
Amount reclassified from accumulated other comprehensive income to
interest income on loans	$—	1,915	—	3,830

The unamortized gain related to the fair value of the cash flow hedges on loans terminated in December 2008 was fully amortized effective September 2010, as previously discussed.

The following table summarizes amounts included in the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 related to non-hedging derivative instruments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Derivative financial instruments not designated as hedging
instruments under ASC Topic 815:

Interest rate swap agreements:
Net loss on derivative instruments	$(165)	(764)	(221)	(2,092)

Customer interest rate swap agreements:
Net loss on derivative instruments	—	1	—	2

Interest rate lock commitments:
Gain on loans sold and held for sale	106	1,485	410	1,616

Forward commitments to sell mortgage-backed securities:
Gain on loans sold and held for sale	8	(1,453)	(1,634)	(2,065)

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors that Could Affect Future Results

The discussion set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning or future or conditional terms such as: “will,” “would,” “should,” “could,” “may,” “likely,” “probably,” or “possibly.” Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to, the following factors whose order is not indicative of likelihood or significance of impact:

➢	Our ability to raise sufficient capital, absent the successful completion of all or a significant portion of our Capital Plan, as further discussed under “—Recent Developments and Other Matters – Capital Plan;”

➢	Our ability to maintain capital at levels necessary or desirable to support our operations;

➢	The risks associated with implementing our business strategy, including our ability to preserve and access sufficient capital to continue to execute our strategy;

➢	Regulatory actions that impact First Banks, Inc. and First Bank, including the regulatory agreements entered into among First Banks, Inc., First Bank, the Federal Reserve Bank of St. Louis and the State of Missouri Division of Finance, as further discussed under “—Recent Developments and Other Matters – Regulatory Agreements;”

➢	Our ability to comply with the terms of an agreement with our regulators pursuant to which we have agreed to take certain corrective actions to improve our financial condition and results of operations;

➢	The effects of and changes in trade and monetary and fiscal policies and laws, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board of Governors and the U.S. Treasury’s Capital Purchase Program and Troubled Asset Relief Program authorized by the Emergency Economic Stabilization Act of 2008;

➢	The risks associated with the high concentration of commercial real estate loans in our loan portfolio;

➢	The decline in commercial and residential real estate sales volume and the likely potential for continuing lack of liquidity in the real estate markets;

➢	The uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing lack of liquidity in the real estate markets;

➢	Negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on our business and on the businesses of our customers as well as other banks and lending institutions with which we have commercial relationships;

➢	The sufficiency of our allowance for loan losses to absorb the amount of actual losses inherent in our existing loan portfolio;

➢	The accuracy of assumptions underlying the establishment of our allowance for loan losses and the estimation of values of collateral or cash flow projections and the potential resulting impact on the carrying value of various financial assets and liabilities;

➢	Credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio including certain large individual loans;

➢	Possible changes in the creditworthiness of customers and the possible impairment of collectability of loans;

➢	Liquidity risks;

➢	Inaccessibility of funding sources on the same or similar terms on which we have historically relied if we are unable to maintain sufficient capital ratios;

➢	The ability to successfully acquire low cost deposits or alternative funding;

➢	The effects of increased Federal Deposit Insurance Corporation deposit insurance assessments;

➢	Changes in consumer spending, borrowing and savings habits;

➢	The ability of First Bank to pay dividends to its parent holding company;

➢	Our ability to pay cash dividends on our preferred stock and interest on our junior subordinated debentures;

➢	High unemployment rates and the resulting impact on our customers’ savings rates and their ability to service debt obligations;

➢	Possible changes in interest rates may increase our funding costs and reduce earning asset yields, thus reducing our margins;

➢	The impact of possible future goodwill and other material impairment charges;

➢	The ability to attract and retain senior management experienced in the banking and financial services industry;

➢	Changes in the economic environment, competition, or other factors that may influence loan demand, deposit flows, the quality of our loan portfolio and loan and deposit pricing;

➢	The impact on our financial condition of unknown and/or unforeseen liabilities arising from legal or administrative proceedings;

➢	The threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism;

➢	Possible changes in general economic and business conditions in the United States in general and particularly in the communities and market segments we serve;

➢	Volatility and disruption in national and international financial markets;

➢	Government intervention in the U.S. financial system;

➢	The impact of laws and regulations applicable to us and changes therein;

➢	The impact of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;

➢	The impact of litigation generally and specifically arising out of our efforts to collect outstanding customer loans;

➢	Competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us;

➢	Our ability to control the composition of our loan portfolio without adversely affecting interest income;

➢	The geographic dispersion of our offices;

➢	The impact our hedging activities may have on our operating results;

➢	The highly regulated environment in which we operate; and

➢	Our ability to respond to changes in technology or an interruption or breach in security of our information systems.

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

Overview

We, or the Company, are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank’s subsidiaries at June 30, 2011 were as follows:

➢	First Bank Business Capital, Inc., or FBBC;

➢	FB Holdings, LLC, or FB Holdings;

➢	Small Business Loan Source LLC, or SBLS LLC;

➢	ILSIS, Inc.;

➢	FBIN, Inc.;

➢	SBRHC, Inc.;

➢	HVIIHC, Inc.;

➢	FBSA Missouri, Inc.;

➢	FBSA California, Inc.;

➢	NT Resolution Corporation; and

➢	LC Resolution Corporation.

First Bank’s subsidiaries are wholly owned except for FB Holdings, which was 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, as of June 30, 2011, as further described in Note 8 to our consolidated financial statements.

At June 30, 2011, we had assets of $6.92 billion, loans, net of deferred costs (fees), of $3.73 billion, deposits of $6.08 billion and stockholders’ equity of $309.3 million. We currently operate 149 branch banking offices in California, Florida, Illinois and Missouri.

Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services. Commercial and personal deposit products include demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans and small business lending. Consumer lending includes residential real estate, home equity and installment lending. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, ATMs, telephone banking, safe deposit boxes, and trust and private banking services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income, generated from our loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees and commissions generated by our mortgage banking and trust and private banking business units. Our extensive line of products and services are offered to customers primarily within our geographic areas, which include eastern Missouri, southern Illinois, southern and northern California, and Florida, including Bradenton and the greater Tampa metropolitan area.

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

A summary of the primary initiatives completed as of June 30, 2011 with respect to our Capital Plan is as follows:

		Decrease in	Decrease in	Total Risk-
	Gain (Loss)	Intangible	Risk-Weighted	Based Capital
	on Sale	Assets	Assets	Benefit(1)
	(dollars expressed in thousands)
Sale of Remaining Northern Illinois Region	$425	1,558	33,800	4,900
Sale of Edwardsville Branch	263	500	1,400	900
Reduction in Other Risk-Weighted Assets	—	—	577,700	50,500
Total 2011 Capital Initiatives	$688	2,058	612,900	56,300

Partial Sale of Northern Illinois Region	$6,355	9,683	141,800	28,500
Sale of Texas Region	4,984	19,962	116,300	35,100
Sale of MVP	(156)	—	800	(100)
Sale of Chicago Region	8,414	26,273	342,600	64,700
Sale of Lawrenceville Branch	168	1,000	11,400	2,200
Reduction in Other Risk-Weighted Assets	—	—	2,111,400	184,700
Total 2010 Capital Initiatives	$19,765	56,918	2,724,300	315,100

Sale of WIUS loans	$(13,077)	19,982	146,700	19,700
Sale of restaurant franchise loans	(1,149)	—	64,400	4,500
Sale of asset-based lending loans	(6,147)	—	119,300	4,300
Sale of Springfield Branch	309	1,000	900	1,400
Sale of ANB	120	13,013	1,300	13,200
Reduction in Other Risk-Weighted Assets	—	—	1,580,400	138,300
Total 2009 Capital Initiatives	$(19,944)	33,995	1,913,000	181,400

Total Completed Capital Initiatives	$509	92,971	5,250,200	552,800
____________________

(1)	Calculated as the sum of the gain (loss) on sale plus the reduction in intangible assets plus 8.75% of the reduction in risk-weighted assets.

During the first six months of 2011, we have completed the following initiatives associated with our Capital Plan:

➢	The sale of certain assets and the transfer of certain liabilities of our three retail branches in Pittsfield, Roodhouse and Winchester, Illinois to United Community Bank, or United Community, under a Branch Purchase and Assumption Agreement dated December 21, 2010. We completed the transaction with United Community on May 13, 2011. Under the terms of the agreement, United Community assumed $92.2 million of deposits associated with these branches for a weighted average premium of approximately 2.4%, or $2.2 million. United Community also purchased $37.5 million of loans as well as certain other assets at par value, including premises and equipment, associated with these branches. We recognized a gain on sale of $425,000, after the write-off of goodwill and intangible assets of $1.6 million allocated to the Northern Illinois Region (defined below).

The sale of the three branches in the transaction with United Community on May 13, 2011, along with the sale of 10 of our retail branches in Peoria, Galesburg, Quincy, Bartonville, Knoxville and Bloomington, Illinois to First Mid-Illinois Bank & Trust, N.A. on September 10, 2010, and the sale of our retail branch in Jacksonville, Illinois to Bank of Springfield on September 24, 2010, are collectively defined as the Northern Illinois Region.

➢	The sale of certain assets and the transfer of certain liabilities of our branch banking office located in Edwardsville, Illinois, or the Edwardsville Branch, to National Bank, under a Branch Purchase and Assumption Agreement dated January 28, 2011. We completed the transaction with National Bank on April 29, 2011. Under the terms of the agreement, National Bank assumed $10.4 million of deposits associated with our Edwardsville Branch for a premium of $130,000. National Bank also purchased $667,000 of loans associated with our Edwardsville Branch at a premium of 0.5%, or $3,000, and premises and equipment associated with our Edwardsville Branch at a premium of approximately $640,000. We recognized a gain on sale of $263,000, after the write-off of goodwill of $500,000 allocated to the transaction.

➢	The reduction of our net risk-weighted assets to $4.23 billion at June 30, 2011, representing decreases of $612.9 million from $4.85 billion at December 31, 2010, $3.34 billion from $7.56 billion at December 31, 2009, $5.25 billion from $9.48 billion at December 31, 2008 and $6.02 billion from $10.25 billion at December 31, 2007. The decline in our net risk-weighted assets primarily resulted from our planned divestures and a shift in the mix of our assets during these periods, particularly reduced loan balances and increased short-term investments and investment securities balances, as further described under “—Financial Condition.”

In addition to the action items identified above with respect to our Capital Plan, we are also focused on the following actions which, if consummated, would further improve our regulatory capital ratios and/or result in a reduction of our risk-weighted assets:

➢	Reduction of our concentration in real estate lending and further diversification of our loan portfolio from real estate lending to commercial and industrial lending;

➢	Reduction in the overall level of our nonperforming assets and potential problem loans;

➢	Reduction of our unfunded loan commitments with an original maturity greater than one year;

➢	Sale, merger or closure of individual branches or selected branch groupings;

➢	Sale and/or aggressive reduction of the retained assets and liabilities associated with our Chicago, Texas and Northern Illinois Regions; and

➢	Exploration of possible capital planning strategies to increase the overall level of Tier 1 risk-based capital at our holding company permitted by the successful consent solicitation from the holders of the 8.15% cumulative trust preferred securities of First Preferred Capital Trust IV, which was completed on January 26, 2011.

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

Discontinued Operations. We have applied discontinued operations accounting in accordance with Accounting Standards CodificationTM, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities sold during the second quarter of 2011 related to our Northern Illinois Region as of December 31, 2010, and to the operations of our 14 Northern Illinois retail branches, our 24 Chicago retail branches, or Chicago Region, and our 19 Texas retail branches, or Texas Region, in addition to the operations of WIUS, Inc., and its wholly owned subsidiary, WIUS of California, Inc., collectively WIUS, and Missouri Valley Partners, Inc., or MVP, for the three and six months ended June 30, 2011 and 2010, as applicable. All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our accompanying consolidated financial statements for further discussion regarding discontinued operations.

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

First Bank, under its informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 9 to the consolidated financial statements, First Bank’s Tier 1 capital to total assets ratio was 7.99% at June 30, 2011.

While the Company and First Bank intend to take such actions as may be necessary to comply with the requirements of the Agreement with the FRB and informal agreement with the MDOF, there can be no assurance that the Company and First Bank will be able to comply fully with the requirements of the Agreement or that First Bank will be able to comply fully with the provisions of the informal agreement, that compliance with the Agreement and the informal agreement will not be more time consuming or more expensive than anticipated, that compliance with the Agreement and the informal agreement will enable the Company and First Bank to resume profitable operations, or that efforts to comply with the Agreement and the informal agreement will not have adverse effects on the operations and financial condition of the Company or First Bank.  If the Company or First Bank is unable to comply with the terms of the Agreement or the informal agreement, respectively, the Company and First Bank could become subject to further enforcement actions by the regulatory agencies which could mandate additional capital and/or require the sale of certain assets and liabilities. The terms of any such additional regulatory actions, orders or agreements could have a materially adverse effect on our business, financial condition or results of operations.

Financial Condition

Total assets decreased $458.9 million to $6.92 billion at June 30, 2011, from $7.38 billion at December 31, 2010. The decrease in our total assets was primarily attributable to decreases in our cash and short-term investments, loans, FRB and Federal Home Loan Bank, or FHLB, stock, bank premises and equipment, goodwill and other intangible assets, other real estate and repossessed assets, other assets and assets held for sale and assets of discontinued operations; partially offset by an increase in our investment securities portfolio.

Cash and cash equivalents, which are comprised of cash and short-term investments, decreased $367.0 million to $628.8 million at June 30, 2011, compared to $995.8 million at December 31, 2010. The decrease in our cash and cash equivalents was primarily attributable to the following:

➢	The sale of our San Jose Branch on February 11, 2011, resulting in a cash outflow of $7.8 million;

➢	The sale of our Edwardsville, Illinois Branch on April 29, 2011, resulting in a cash outflow of $8.3 million;

➢	The sale of our remaining Northern Illinois branches on May 13, 2011, resulting in a cash outflow of $50.8 million;

➢	A net increase in our investment securities portfolio, excluding the fair value adjustment on available-for-sale investment securities, of $667.2 million; and

➢	A decrease in our deposit balances of approximately $388.7 million, excluding the impact of the divestitures of the San Jose, Edwardsville and three Northern Illinois Branches.

These decreases in cash and cash equivalents were partially offset by:

➢	A decrease in loans of $639.7 million, exclusive of loan charge-offs and transfers to other real estate and repossessed assets;

➢	Recoveries of loans previously charged off of $13.3 million;

➢	Sales of other real estate and repossessed assets resulting in the receipt of cash proceeds from these sales of approximately $49.4 million;

➢	A net increase in our other borrowings of $19.5 million, consisting of changes in our daily repurchase agreements utilized by customers as an alternative deposit product; and

➢	The redemption of $3.2 million of FRB and FHLB stock associated with the reduction in our total assets during 2011.

The majority of funds in our short-term investments at June 30, 2011 and December 31, 2010 were maintained in our correspondent bank account with the FRB, as further discussed under “—Liquidity Management.”

Investment securities increased $702.1 million to $2.20 billion at June 30, 2011, from $1.49 billion at December 31, 2010. The increase in our investment securities during 2011 reflects the utilization of excess cash and cash equivalents to fund gradual and planned increases in our investment securities portfolio in an effort to maximize our net interest income and net interest margin while maintaining appropriate liquidity levels, in addition to an increase in the fair value adjustment of available-for-sale investment securities of $34.9 million during the first six months of 2011 as a result of a decrease in market interest rates.

Loans, net of deferred loan costs (fees), decreased $757.7 million to $3.73 billion at June 30, 2011, from $4.49 billion at December 31, 2010. The decrease reflects loan charge-offs of $86.2 million, transfers of loans to other real estate and repossessed assets of $36.5 million and $639.7 million of other net loan activity, including significant principal repayments and overall continual reduced loan demand within our markets, as further discussed under “—Loans and Allowance for Loan Losses.”

FRB and FHLB stock decreased $3.2 million to $26.9 million at June 30, 2011, from $30.1 million at December 31, 2010. During the first six months of 2011, we redeemed $2.0 million of FRB stock and $1.2 million of FHLB stock associated with the reduction in our total assets during the first six months of 2011.

Bank premises and equipment, net of depreciation and amortization, decreased $12.3 million to $149.1 million at June 30, 2011, from $161.4 million at December 31, 2010, primarily attributable to depreciation and amortization of $7.4 million, and transfers of certain properties associated with our Texas and Chicago regions with a carrying value of $6.5 million to other real estate and repossessed assets, partially offset by net purchases of premises and equipment of $2.5 million.

Goodwill and other intangible assets decreased $1.6 million to $127.5 million at June 30, 2011, from $129.1 million at December 31, 2010, reflecting amortization of $1.6 million during the first six months of 2011.

Other real estate and repossessed assets decreased $14.4 million to $126.2 million at June 30, 2011, from $140.7 million at December 31, 2010. Other real estate decreased $31.4 million during the first six months of 2011 to $109.2 million at June 30, 2011 from $140.6 million at December 31, 2010, primarily attributable to the sale of other real estate properties with a carrying value of $49.7 million at a net loss of $655,000 and write-downs of other real estate of $6.8 million, attributable to declining real estate values on certain properties, partially offset by foreclosures and additions to other real estate aggregating $25.1 million, as further discussed under “—Loans and Allowance for Loan Losses.” Repossessed assets increased $17.0 million during the first six months of 2011 to $17.1 million at June 30, 2011 from $37,000 at December 31, 2010. The increase in repossessed assets of $17.0 million during the first six months of 2011 was driven by First Bank’s 43.76% ownership in WBI Resolution, LLC (WBI) which was established in June 2011 by a group of seven banks to dispose of foreclosed real estate construction and development loans to a single borrower.

Other assets were $65.1 million and $71.7 million at June 30, 2011 and December 31, 2010, respectively, and are primarily comprised of accrued interest receivable, servicing rights, derivative financial instruments and miscellaneous other receivables.

The zero balance of assets and liabilities held for sale at June 30, 2011 reflects the completion of the sale of our San Jose Branch on February 11, 2011 and our Edwardsville Branch on April 29, 2011. See Note 2 to our consolidated financial statements for further discussion of assets held for sale.

The zero balance of assets and liabilities of discontinued operations at June 30, 2011 reflects the completion of the sale of the three remaining branches in our Northern Illinois Region on May 13, 2011. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

Deposits decreased $382.3 million to $6.08 billion at June 30, 2011, from $6.46 billion at December 31, 2010. The decrease was primarily attributable to anticipated reductions of higher rate certificates of deposit. Time deposits decreased $329.1 million, reflecting our efforts to exit unprofitable certificate of deposit relationships to reduce overall deposit costs and improve First Bank’s leverage ratio. Noninterest-bearing demand deposits decreased $36.8 million, reflecting a decrease in commercial deposit relationships as a result of the corresponding decrease in the overall level of commercial loans. Savings and money market deposits decreased $52.1 million, reflecting our efforts to exit unprofitable promotional money market accounts to reduce overall deposit costs and improve First Bank’s leverage ratio. These decreases were partially offset by an increase in interest-bearing demand deposits of $35.9 million, reflecting organic growth through our deposit development programs.

Other borrowings, which are comprised of daily securities sold under agreements to repurchase (in connection with cash management activities of our commercial deposit customers), increased $19.5 million to $51.2 million at June 30, 2011, from $31.8 million at December 31, 2010, reflecting changes in customer balances associated with this product segment.

Accrued expenses and other liabilities increased $11.6 million to $95.5 million at June 30, 2011, from $83.9 million at December 31, 2010. The increase was primarily attributable to an increase in dividends payable on our Class C and Class D Preferred Stock and accrued interest payable on our junior subordinated debentures of $8.8 million and $6.6 million, respectively, as further discussed in Note 13 to our consolidated financial statements.

Stockholders’ equity, including noncontrolling interest in subsidiary, was $309.3 million and $307.3 million at June 30, 2011 and December 31, 2010, respectively, reflecting an increase of $2.0 million. The increase during the first six months of 2011 reflects:

➢	A net increase in accumulated other comprehensive income of $34.9 million primarily associated with an increase in unrealized gains on available-for-sale investment securities as a result of the decrease in market interest rates during the first six months of 2011; partially offset by

➢	A net loss, including discontinued operations, of $23.2 million;

➢	Dividends declared of $8.8 million on our Class C and Class D Preferred Stock; and

➢	A decrease in noncontrolling interest in subsidiary of $862,000 associated with net losses in FB Holdings.

Results of Operations

Net Income. We recorded a net loss, including discontinued operations, of $17.0 million and $23.2 million for the three and six months ended June 30, 2011, respectively, compared to a net loss, including discontinued operations, of $64.9 million and $92.5 million for the comparable periods in 2010. Our results of operations levels reflect the following:

➢	A provision for loan losses of $23.0 million and $33.0 million for the three and six months ended June 30, 2011, respectively, compared to $83.0 million and $125.0 million for the comparable periods in 2010;

➢	Net interest income of $46.7 million and $95.2 million for the three and six months ended June 30, 2011, respectively, compared to $60.7 million and $123.0 million for the comparable periods in 2010, which contributed to a decline in our net interest margin to 2.83% and 2.86% for the three and six months ended June 30, 2011, respectively, compared to 3.06% and 2.94% for the comparable periods in 2010;

➢	Noninterest income of $15.2 million and $29.3 million for the three and six months ended June 30, 2011, respectively, compared to $20.3 million and $35.8 million for the comparable periods in 2010;

➢	Noninterest expense of $57.3 million and $116.1 million for the three and six months ended June 30, 2011, respectively, compared to $66.1 million and $132.0 million for the comparable periods in 2010;

➢	A provision for income taxes of $72,000 and $124,000 for the three and six months ended June 30, 2011, respectively compared to $48,000 and $153,000 for the comparable periods in 2010;

➢	Net income from discontinued operations, net of tax, of $502,000 and $696,000 for the three and six months ended June 30, 2011, respectively, compared to $3.1 million and $5.5 million for the comparable periods in 2010; and

➢	Net losses attributable to noncontrolling interest in subsidiary of $927,000 and $862,000 for the three and six months ended June 30, 2011, respectively, compared to net losses of $27,000 and $464,000 for the comparable periods in 2010.

Net Interest Income. Net interest income, expressed on a tax-equivalent basis, decreased to $46.8 million and $95.4 million for the three and six months ended June 30, 2011, respectively, compared to $60.8 million and $123.2 million for the comparable periods in 2010. Our net interest margin decreased to 2.83% and 2.86% for the three and six months ended June 30, 2011, respectively, compared to 3.06% and 2.94% for the comparable periods in 2010.

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

We attribute the decrease in our net interest margin to a decrease in the yield on our interest-earning assets of 53 and 33 basis points to 3.58% and 3.64% for the three and six months ended June 30, 2011, respectively, compared to 4.11% and 3.97% for the comparable periods in 2010, partially offset by a significant decrease in deposit and other borrowing costs, contributing to a decrease in the average rate paid on our interest-bearing liabilities of 41 basis points to 0.91% and 0.95% for the three and six months ended June 30, 2011, respectively, compared to 1.32% and 1.36% for the comparable periods in 2010. Average interest-earning assets decreased $1.34 billion and $1.73 billion to $6.64 billion and $6.73 billion for the three and six months ended June 30, 2011, respectively, compared to $7.97 billion and $8.45 billion for the comparable periods in 2010. Average interest-bearing liabilities decreased $865.6 million and $879.2 million to $5.46 billion and $5.54 billion for the three and six months ended June 30, 2011, respectively, compared to $6.33 billion and $6.42 billion for the comparable periods in 2010.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased to $47.4 million and $100.0 million for the three and six months ended June 30, 2011, respectively, compared to $73.8 million and $151.6 million for the comparable periods in 2010. Average loans decreased $1.88 billion and $1.90 billion to $3.90 billion and $4.11 billion for the three and six months ended June 30, 2011, respectively, from $5.78 billion and $6.01 billion for the comparable periods in 2010. The decrease in average loans primarily reflects a substantial level of loan payoffs and principal payments, a decline in loan production and reduced loan demand within our markets, loan charge-offs, transfers of loans to other real estate and repossessed assets, and the exit of certain of our problem credit relationships. The yield on our loan portfolio decreased 25 and 18 basis points to 4.87% and 4.90% for the three and six months ended June 30, 2011, respectively, compared to 5.12% and 5.08% for the comparable periods in 2010. The yield on our loan portfolio continues to be adversely impacted by the historically low prime and London Interbank Offered Rate, or LIBOR, interest rates, as a significant portion of our loan portfolio is priced to these indices. Furthermore, the yield on our loan portfolio continues to be adversely impacted by the higher levels of average nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses.” Our nonaccrual loans decreased our average yield on loans by approximately 50 and 54 basis points during the three and six months ended June 30, 2011, respectively, compared to approximately 65 and 70 basis points during the comparable periods in 2010. Interest income on our loan portfolio was positively impacted by income associated with our interest rate swap agreements of $1.9 million and $3.8 million for the three and six months ended June 30, 2010, respectively. The income ceased during the third quarter of 2010 with the expiration of the amortization period of the unrealized pre-tax gain associated with the termination of our interest rate swap agreements designated as cash flow hedges, as further discussed under “—Interest Rate Risk Management.”

Interest income on our investment securities, expressed on a tax-equivalent basis, was $11.0 million and $19.8 million for the three and six months ended June 30, 2011, respectively, compared to $6.6 million and $11.9 million for the comparable periods in 2010. Average investment securities increased to $1.93 billion and $1.77 billion for the three and six months ended June 30, 2011, respectively, compared to $899.6 million and $788.6 million for the comparable periods in 2010. We continue to utilize a portion of our cash and cash equivalents to fund gradual and planned increases in our investment securities portfolio in an effort to maximize our net interest income and net interest margin while maintaining appropriate liquidity levels and appropriate diversification within our investment securities portfolio. The yield earned on our investment portfolio was 2.28% and 2.26% for the three and six months ended June 30, 2011, respectively, compared to 2.93% and 3.04% for the comparable periods in 2010, reflecting significant purchases of investment securities at lower market rates.

Dividends on our FRB and FHLB stock were $339,000 and $735,000 for the three and six months ended June 30, 2011, respectively, compared to $493,000 and $1.1 million for the comparable periods in 2010. Average FRB and FHLB stock was $27.3 million and $28.1 million for the three and six months ended June 30, 2011, respectively, compared to $51.9 million and $57.0 million for the comparable periods in 2010. The decrease in the average balance reflects the redemption of FRB and FHLB stock during 2010 and the first six months of 2011 associated with the reduction in our total assets, in addition to the redemption of FHLB stock during 2010 associated with the prepayment of $600.0 million of FHLB advances during 2010. The yield earned on our FRB and FHLB stock was 4.98% and 5.27% for the three and six months ended June 30, 2011, respectively, compared to 3.81% for the comparable periods in 2010.

Interest income on our short-term investments was $480,000 and $1.0 million for the three and six months ended June 30, 2011, respectively, compared to $786,000 and $2.0 million for the comparable periods in 2010. Average short-term investments were $771.1 million and $815.8 million for the three and six months ended June 30, 2011, respectively, compared to $1.24 billion and $1.59 billion for the comparable periods in 2010. The yield earned on our short-term investments was 0.25% for the three and six months ended June 30, 2011 and 2010, reflecting the investment of the majority of funds in our short-term investments in our correspondent bank account with the FRB, which currently earns 0.25%. We built a significant amount of available balance sheet liquidity throughout 2009, 2010 and the first six months of 2011 in anticipation of the expected completion of certain transactions associated with our Capital Plan, as further discussed under “—Liquidity Management” and in Note 2 to our consolidated financial statements. The high level of short-term investments, while necessary to complete certain transactions associated with our Capital Plan and to maintain significant balance sheet liquidity in light of economic conditions, has negatively impacted our net interest margin and will negatively impact our net interest margin in future periods until we have the opportunity to further reduce our short-term investments through deployment into other higher-yielding assets.

Interest expense on our interest-bearing deposits decreased to $9.0 million and $19.5 million for the three and six months ended June 30, 2011, respectively, from $15.0 million and $31.1 million for the comparable periods in 2010. Average interest-bearing deposits were $5.06 billion and $5.14 billion for the three and six months ended June 30, 2011, respectively, compared to $5.41 billion and $5.40 billion for the comparable periods in 2010. The decrease in our average interest-bearing deposits reflects anticipated reductions of higher rate certificates of deposits and a shift in the mix of our deposit portfolio volumes from time deposits to interest-bearing demand and savings and money market deposits. Decreases in our average time deposits and noninterest-bearing demand deposits of $366.4 million and $12.1 million, respectively, for the first six months of 2011, as compared to the comparable period in 2010, were partially offset by increases in average interest-bearing demand deposits and savings and money market deposits of $72.6 million and $34.6 million, respectively. The aggregate weighted average rate paid on our interest-bearing deposit portfolio decreased to 0.72% and 0.76% for the three and six months ended June 30, 2011, respectively, from 1.12% and 1.16% for the comparable periods in 2010, reflecting the re-pricing of certificates of deposit accounts to current market interest rates upon maturity and our efforts to reduce deposit costs across our deposit portfolio. The weighted average rate paid on our time deposit portfolio declined to 1.28% and 1.35% for the three and six months ended June 30, 2011, respectively, from 1.84% and 1.91% for the comparable periods in 2010; the average rate paid on our savings and money market deposit portfolio declined to 0.48% and 0.51% for the three and six months ended June 30, 2011, respectively, from 0.73% and 0.75% for the comparable periods in 2010; and the average rate paid on our interest-bearing demand deposits declined to 0.11% and 0.12% for the three and six months ended June 30, 2011, respectively, from 0.16% and 0.17% for the comparable periods in 2010. Assuming that the prevailing interest rate environment remains relatively stable, we anticipate continued reductions in our deposit costs as certain of our certificates of deposit accounts continue to re-price to current market interest rates upon maturity, as money market accounts re-price from promotional rates to current market interest rates and as we implement certain product modifications designed to enhance overall product offerings to our customer base.

Interest expense on our other borrowings was $40,000 and $66,000 for the three and six months ended June 30, 2011, respectively, compared to $2.6 million and $5.9 million for the comparable periods in 2010. Average other borrowings were $47.5 million and $41.4 million for the three and six months ended June 30, 2011, respectively, compared to $565.8 million and $661.5 million for the comparable periods in 2010. Average other borrowings for the first six months of 2011 were comprised solely of daily repurchase agreements utilized by customers as an alternative deposit product. The decrease in average other borrowings for the six months ended June 30, 2011, as compared to the comparable period in 2010, reflects the repayment of all of our $600.0 million outstanding FHLB advances and the early termination of our $120.0 million term repurchase agreement during 2010, in addition to a decrease in daily repurchase agreements. The aggregate weighted average rate paid on our other borrowings was 0.34% and 0.32% for the three and six months ended June 30, 2011, respectively, compared to 1.81% for the comparable periods in 2010, reflecting the repayment of our higher cost secured borrowings during 2010.

Interest expense on our junior subordinated debentures was $3.4 million and $6.7 million for the three and six months ended June 30, 2011, respectively, compared to $3.2 million and $6.3 million for the comparable periods in 2010. Average junior subordinated debentures were $354.0 million for the three and six months ended June 30, 2011, compared to $353.9 million for the comparable periods in 2010. The aggregate weighted average rate paid on our junior subordinated debentures was 3.81% and 3.80% for the three and six months ended June 30, 2011, respectively, compared to 3.63% and 3.59% for the comparable periods in 2010. The aggregate weighted average rates and the level of interest expense reflect the LIBOR rates and the impact to the related spreads to LIBOR during the periods as approximately 79.4% of our junior subordinated debentures are variable rate. The aggregate weighted average rates also reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures, as further described in Note 12 to our consolidated financial statements.

The following table sets forth, on a tax-equivalent basis, certain information on a continuing basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,						Six Months Ended June 30,
	2011			2010			2011			2010
		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars expressed in thousands)
ASSETS
Interest-earning assets:
Loans (1)(2)(3)(4)	$3,903,473	47,366	4.87%	$5,782,716	73,770	5.12%	$4,111,422	99,972	4.90%	$6,014,323	151,584	5.08%
Investment securities (4)	1,934,473	11,007	2.28	899,638	6,583	2.93	1,773,005	19,831	2.26	788,633	11,873	3.04
FRB and FHLB stock	27,304	339	4.98	51,937	493	3.81	28,145	735	5.27	57,006	1,076	3.81
Short-term investments	771,072	480	0.25	1,239,848	786	0.25	815,846	1,012	0.25	1,594,370	2,006	0.25
Total interest-earning
assets	6,636,322	59,192	3.58	7,974,139	81,632	4.11	6,728,418	121,550	3.64	8,454,332	166,539	3.97
Nonearning assets	413,484			428,705			412,795			443,335
Assets of discontinued
operations	19,284			276,485			29,604			432,021
Total assets	$7,069,090			$8,679,329			$7,170,817			$9,329,688

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$958,445	271	0.11%	$893,912	361	0.16%	$951,186	578	0.12%	$878,561	727	0.17%
Savings and money
market	2,188,089	2,638	0.48	2,167,474	3,931	0.73	2,196,180	5,504	0.51	2,161,620	7,998	0.75
Time deposits of $100 or
more	705,457	2,333	1.33	916,678	4,116	1.80	747,276	5,158	1.39	905,428	8,469	1.89
Other time deposits	1,206,661	3,778	1.26	1,427,929	6,638	1.86	1,248,918	8,223	1.33	1,457,131	13,863	1.92
Total interest-bearing
deposits	5,058,652	9,020	0.72	5,405,993	15,046	1.12	5,143,560	19,463	0.76	5,402,740	31,057	1.16
Other borrowings	47,542	40	0.34	565,848	2,555	1.81	41,392	66	0.32	661,459	5,943	1.81
Subordinated debentures	354,010	3,366	3.81	353,933	3,200	3.63	354,000	6,668	3.80	353,924	6,300	3.59
Total interest-bearing
liabilities	5,460,204	12,426	0.91	6,325,774	20,801	1.32	5,538,952	26,197	0.95	6,418,123	43,300	1.36
Noninterest-bearing liabilities:
Demand deposits	1,133,589			1,135,668			1,134,670			1,146,768
Other liabilities	124,908			105,235			121,177			102,257
Liabilities of discontinued
operations	46,423			631,317			71,154			1,163,977

Total liabilities	6,765,124			8,197,994			6,865,953			8,831,125
Stockholders’ equity	303,966			481,335			304,864			498,563
Total liabilities and
stockholders’ equity	$7,069,090			$8,679,329			$7,170,817			$9,329,688

Net interest income		46,766			60,831			95,353			123,239
Interest rate spread			2.67			2.79			2.69			2.61
Net interest margin (5)			2.83%			3.06%			2.86%			2.94%
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income includes the effect of interest rate swap agreements.
(4)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were $95,000 and $185,000 for the three and six months ended June 30, 2011, respectively, and $133,000 and $269,000 for the comparable periods in 2010.
(5)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

The following table indicates, on a tax-equivalent basis, the change in interest income and interest expense that is attributable to the change in average volume and change in average rates, for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:
	Three Months Ended			Six Months Ended
	June 30, 2011			June 30, 2011
	Compared to 2010			Compared to 2010
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(dollars expressed in thousands)
Interest earned on:
Loans: (1) (2) (3)
Taxable	$(23,010)	(3,326)	(26,336)	(46,291)	(5,185)	(51,476)
Tax-exempt (4)	(43)	(25)	(68)	(83)	(53)	(136)
Investment securities:
Taxable	6,057	(1,593)	4,464	11,495	(3,434)	8,061
Tax-exempt (4)	(13)	(27)	(40)	(66)	(37)	(103)
FRB and FHLB stock	(277)	123	(154)	(664)	323	(341)
Short-term investments	(306)	—	(306)	(994)	—	(994)
Total interest income	(17,592)	(4,848)	(22,440)	(36,603)	(8,386)	(44,989)
Interest paid on:
Interest-bearing demand deposits	25	(115)	(90)	63	(212)	(149)
Savings and money market
deposits	38	(1,331)	(1,293)	126	(2,620)	(2,494)
Time deposits	(1,752)	(2,891)	(4,643)	(3,096)	(5,855)	(8,951)
Other borrowings	(1,333)	(1,182)	(2,515)	(3,129)	(2,748)	(5,877)
Subordinated debentures	1	165	166	1	367	368
Total interest expense	(3,021)	(5,354)	(8,375)	(6,035)	(11,068)	(17,103)
Net interest income	$(14,571)	506	(14,065)	(30,568)	2,682	(27,886)

____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense include the effects of interest rate swap agreements.
(4)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.

The decrease in net interest income, on a tax-equivalent basis, of $14.1 million and $27.9 million for the three and six months ended June 30, 2011, respectively, as compared to the comparable periods in 2010 was primarily driven by a decrease in the volume of loans, partially offset by an increase in the volume of investment securities. We have been utilizing cash proceeds resulting from loan payoffs to fund gradual and planned increases in our investment securities portfolio in an effort to maximize our net interest income and net interest margin while maintaining appropriate liquidity levels and appropriate diversification within our investment securities portfolio. Because loans generally have a higher yield than investment securities, the change in our interest-earning asset mix has had a negative impact on our net interest income. The significant decrease in loans is further discussed under “—Loans and Allowance for Loan Losses.”

The decrease in net interest income, on a tax-equivalent basis, due to volume was partially offset by an increase of $506,000 and $2.7 million due to rate for the three and six months ended June 30, 2011, respectively, as compared to the comparable periods in 2010. The increase in net interest income due to rate was primarily driven by a decline in the cost of our interest-bearing deposits and other borrowings, partially offset by a decrease in our loan and investment securities yields as previously discussed.

Provision for Loan Losses. We recorded a provision for loan losses of $23.0 million and $33.0 million for the three and six months ended June 30, 2011, respectively, compared to $83.0 million and $125.0 million for the comparable periods in 2010. The decrease in the provision for loan losses during the periods was primarily driven by the significant decrease in the overall level of nonaccrual loans and potential problem loans and a decrease in net charge-offs, in addition to less severe asset migration to classified asset categories than the migration levels experienced during the first six months of 2010.

Our nonaccrual loans were $305.8 million at June 30, 2011, compared to $382.0 million at March 31, 2010, $398.9 million at December 31, 2010 and $491.6 million at June 30, 2010. The decrease in the overall level of nonaccrual loans was driven by gross loan charge-offs, transfers to other real estate and repossessed assets, and resolution of certain nonaccrual loans exceeding net additions to nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses,” and reflects our continued progress with respect to the implementation of our Asset Quality Improvement Plan initiatives, designed to reduce the overall balance of nonaccrual and other potential problem loans and assets.

Our net loan charge-offs were $45.8 million and $72.8 million for the three and six months ended June 30, 2011, respectively, compared to $91.0 million and $149.2 million for the comparable periods in 2010. The decrease in net loan charge-offs was primarily attributable to decreases in net charge-offs in our real estate construction and development, one-to-four family residential real estate and commercial real estate portfolios, partially offset by an increase in net charge-offs in our commercial, financial and agricultural portfolio.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”

Noninterest Income. Noninterest income was $15.2 million and $29.3 million for the three and six months ended June 30, 2011, respectively, compared to $20.3 million and $35.8 million for the comparable periods in 2010. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, net gains (losses) on investment securities and derivative instruments, changes in the fair value of servicing rights, loan servicing fees and other income. The decrease in our noninterest income was primarily attributable to lower service charges on deposit accounts and customer service fees, reduced gains on loans sold and held for sale, lower loan servicing fees and decreased other income, primarily resulting from reduced gains on sales of other real estate and the receipt of a litigation settlement of $2.6 million in the second quarter of 2010; partially offset by increased gains on sales of investment securities, lower net losses on derivative financial instruments and lower declines in the fair value of servicing rights.

Service charges on deposit accounts and customer service fees were $10.0 million and $19.7 million for the three and six months ended June 30, 2011, respectively, compared to $10.7 million and $20.9 million for the comparable periods in 2010, primarily reflecting reduced non-sufficient funds and returned check fee income on retail and commercial accounts.

The gain on loans sold and held for sale was $1.0 million and $1.4 million for the three and six months ended June 30, 2011, respectively, compared to $2.3 million and $3.2 million for the comparable periods in 2010. The decrease was primarily attributable to a decrease in the volume of mortgage loans originated for sale in the secondary market during the first six months of 2011 associated with a decline in refinancing volume in our mortgage banking division in addition to lower margins on the loans originated for sale in the secondary market. The gain on sale of mortgage loans was $1.0 million and $1.5 million for the three and six months ended June 30, 2011, respectively, compared to $2.2 million and $3.2 million for the comparable periods in 2010. For the six months ended June 30, 2011 and 2010, we originated residential mortgage loans held for sale totaling $104.9 million and $124.7 million, respectively. The decrease in gains on loans sold and held for sale also reflects losses on the sale of SBA loans of $5,000 and $78,000 for the three and six months ended June 30, 2011, respectively, compared to gains of $177,000 and $212,000 for the comparable periods in 2010.

We recorded net gains on investment securities of $590,000 and $1.1 million for the three and six months ended June 30, 2011, respectively, compared to $555,000 for the three and six months ended June 30, 2010. During the first quarter of 2011, we reduced our overall number of smaller investment securities holdings, many of which were acquired in previous acquisitions, in an effort to reduce the operational requirements and overall costs associated with maintaining these securities. In addition, during the second quarter of 2011, we sold $100.0 million of U.S. Treasury securities at a gain of $592,000. Proceeds from sales of available-for-sale investment securities were $101.8 million and $127.5 million for the three and six months ended June 30, 2011, respectively, as compared to $20.1 million for the three and six months ended June 30, 2010.

We recorded net losses on derivative instruments of $165,000 and $221,000 for the three and six months ended June 30, 2011, respectively, compared to $763,000 and $2.1 million for the comparable periods in 2010, primarily attributable to changes in fair value and the net interest differential on our interest rate swap agreements.

We recorded net losses associated with changes in the fair value of mortgage and SBA servicing rights of $1.9 million and $2.4 million for the three and six months ended June 30, 2011, respectively, compared to $2.1 million and $2.9 million for the comparable periods in 2010. The changes in the fair value of mortgage and SBA servicing rights during the periods reflect changes in mortgage interest rates and the related changes in estimated prepayment speeds, as well as changes in cash flow assumptions on the underlying SBA loans in the serviced portfolio.

Loan servicing fees were $2.1 million and $4.4 million for the three and six months ended June 30, 2011, respectively, compared to $2.3 million and $4.6 million for the comparable periods in 2010, and are primarily attributable to fee income generated from the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans originated to small business concerns. The level of fees is primarily impacted by the balance of loans serviced and interest shortfall on serviced residential mortgage loans. Interest shortfall represents the difference between the interest collected from a loan servicing customer upon prepayment of the loan and the full month of interest that is required to be remitted to the security owner.

Other income was $3.5 million and $5.3 million for the three and six months ended June 30, 2011, respectively, compared to $7.3 million and $11.4 million for the comparable periods in 2010. The decrease in other income reflects the following:

➢	A loss of $334,000 recognized in the first quarter of 2011 on the sale of our San Jose Branch and a gain of $263,000 recognized in the second quarter of 2011 on the sale of our Edwardsville Branch, as further described in Note 2 to our consolidated financial statements, compared to a gain of $168,000 recognized in the first quarter of 2010 on the sale of our Lawrenceville, Illinois retail branch;

➢	Income recognized on a Community Reinvestment Act (CRA) investment of $495,000 during the second quarter of 2011;

➢	The receipt of a litigation settlement of $2.6 million recognized in the second quarter of 2010; and

➢	Net gains of $170,000 and net losses of $655,000 on sales of other real estate for the three and six months ended June 30, 2011, respectively, compared to net gains of $2.0 million and $2.9 million for the comparable periods in 2010, associated with sales of other real estate properties.

Noninterest Expense. Noninterest expense decreased to $57.3 million and $116.1 million for the three and six months ended June 30, 2011, respectively, from $66.1 million and $132.0 million for the comparable periods in 2010. The decrease in our noninterest expense during the three and six months ended June 30, 2011, as compared to the comparable periods in 2010, was primarily attributable to reductions in write-downs and expenses on other real estate and repossessed assets, salaries and employee benefits expense, occupancy and furniture and equipment expenses, postage, printing and supplies expenses, information technology fees, FDIC insurance expense and other expense; partially offset by increased advertising and business development expenses.

Salaries and employee benefits expense decreased to $20.3 million and $41.2 million for the three and six months ended June 30, 2011, respectively, in comparison to $21.5 million and $43.4 million for the comparable periods in 2010. The overall decrease in salaries and employee benefits expense is reflective of the completion of certain staff reductions in 2010 and 2011. Our total full-time equivalent employees (FTEs), excluding discontinued operations, decreased to 1,334 at June 30, 2011, from 1,393 at December 31, 2010 and 1,538 at June 30, 2010, representing decreases of 4.2% and 13.3%, respectively. The overall reduction in salaries and employee benefits expense was partially offset by an increase in our 401(k) matching contribution, resulting from the reinstatement of our 401(k) matching contribution in the first quarter of 2011 following the elimination of our matching contribution in April 2009.

Occupancy, net of rental income, and furniture and equipment expense decreased to $9.5 million and $19.7 million for the three and six months ended June 30, 2011, respectively, from $10.8 million and $21.8 million for the comparable periods in 2010. The decrease reflects reduced furniture, fixture and technology equipment expenditures associated with prior expansion and branch renovation activities and certain branch closures completed in conjunction with profit improvement initiatives.

Postage, printing and supplies expense decreased to $727,000 and $1.5 million for the three and six months ended June 30, 2011, respectively, from $829,000 and $1.9 million for the comparable periods in 2010, primarily reflecting decreases in office supplies expenses as a result of profit improvement initiatives.

Information technology and item processing fees decreased to $6.6 million and $13.1 million for the three and six months ended June 30, 2011, respectively, from $7.0 million and $14.4 million for the comparable periods in 2010. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and negotiated fee reductions with First Services, L.P. As more fully described in Note 8 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending, trust and small business lending divisions as well as our payroll processing department.

Legal, examination and professional fees were $3.2 million and $6.3 million for the three and six months ended June 30, 2011, respectively, compared to $2.9 million and $6.4 million for the comparable periods in 2010. The decrease in legal, examination and professional fees during the first six months of 2011 reflects a decrease in legal expenses associated with divestiture activities and litigation matters in comparison to the level of such expenses during the comparable period in 2010. We anticipate legal, examination and professional fees will remain at higher-than-historical levels for the remainder of 2011, primarily as a result of higher legal and professional fees associated with ongoing foreclosure efforts on problem loans, other collection efforts, ongoing litigation matters and ongoing matters associated with our Capital Plan, as further described under “—Recent Developments and Other Matters – Capital Plan.”

Amortization of intangible assets was $800,000 and $1.6 million for the three and six months ended June 30, 2011, respectively, compared to $800,000 and $1.7 million for the comparable periods in 2010, reflecting a decrease in the amortization of core deposit intangibles associated with prior acquisitions.

Advertising and business development expense increased to $431,000 and $932,000 for the three and six months ended June 30, 2011, respectively, from $269,000 and $686,000 for the comparable periods in 2010, reflecting increased advertising during the first six months of 2011 as compared to the comparable period in 2010.  We expect these expenses to increase over time as we further market our products and services throughout our geographic market areas.

FDIC insurance expense decreased to $3.9 million and $9.1 million for the three and six months ended June 30, 2011, respectively, from $5.8 million and $10.7 million for the comparable periods in 2010. Prior to April 1, 2011, the FDIC’s assessment base for the calculation of insurance premium assessments was an institution’s average deposits. The Dodd-Frank Act required the FDIC to establish rules setting insurance premium assessments based on an institution's average consolidated assets minus its average tangible equity instead of its deposits. The change in the assessment base had the impact of reducing the level of our FDIC insurance expense during the second quarter of 2011.

Write-downs and expenses on other real estate and repossessed assets decreased to $5.5 million and $10.4 million for the three and six months ended June 30, 2011, respectively, from $9.6 million and $17.5 million for the comparable periods in 2010, and include write-downs related to the revaluation of certain other real estate properties of $4.2 million and $6.8 million for the three and six months ended June 30, 2011, respectively, as compared to $6.5 million and $10.9 million for the comparable periods in 2010. Write-downs during the first quarter of 2011 include a write-down of $1.7 million on a single Southern California real estate property. Write-downs during the second quarter of 2011 include write-downs of $2.9 million associated with certain properties in Texas and Chicago. Write-downs during the first quarter of 2010 include a write-down of $3.0 million on a single Northern California real estate property. Write-downs during the second quarter of 2010 include a write-down of $2.8 million on a single Southern California real estate property and a write-down of $1.4 million on a single Florida real estate property. Other real estate and repossessed asset expenses, exclusive of write-downs, such as taxes, insurance, and repairs and maintenance, were $1.3 million and $3.6 million for the three and six months ended June 30, 2011, respectively, compared to $3.1 million and $6.6 million for the comparable periods in 2010, primarily reflecting a decrease in the balance of other real estate and repossessed assets. The balance of our other real estate and repossessed assets was $126.2 million at June 30, 2011, as compared to $140.7 million at December 31, 2010 and $188.2 million at June 30, 2010. The overall higher-than-historical level of expenses on other real estate and repossessed assets is associated with ongoing foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties, as well as other property preservation related expenses. We expect the level of write-downs and expenses on our other real estate and repossessed assets to remain at elevated levels in the near term as a result of the high level of our other real estate and repossessed assets and the expected future transfer of certain of our nonaccrual loans into our other real estate portfolio.

Other expense decreased to $6.3 million and $12.3 million for the three and six months ended June 30, 2011, respectively, compared to $6.6 million and $13.5 million for the comparable periods in 2010. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, loan expenses, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes, travel, meals and entertainment, overdraft losses and other nonrecurring expenses. The decrease during the first six months of 2011 as compared to the comparable period in 2010 reflects reduced levels of loan expenses related to collection matters, a lower level of overdraft losses and the impact of certain profit improvement initiatives on other expense categories.

Provision for Income Taxes. We recorded a provision for income taxes of $72,000 and $124,000 for the three and six months ended June 30, 2011, respectively, compared to $48,000 and $153,000 for the comparable periods in 2010. The provision for income taxes during the three and six months ended June 30, 2011 and 2010 reflects the establishment of a full deferred tax asset valuation allowance during 2008 and the resulting inability to record tax benefits on our net loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not “more likely than not,” as further described in Note 14 to our consolidated financial statements. The deferred tax asset valuation allowance was primarily established as a result of our three-year cumulative operating loss for the years ended December 31, 2008, 2007 and 2006, after considering all available objective evidence and potential tax planning strategies related to the amount of the deferred tax assets that are more likely than not to be realized.

The level of our provision for income taxes and the deferred tax asset valuation allowance are more fully described in Note 14 to our consolidated financial statements.

Income from Discontinued Operations, Net of Tax. We recorded income from discontinued operations, net of tax, of $502,000 and $696,000 for the three and six months ended June 30, 2011, respectively, compared to income from discontinued operations, net of tax, of $3.1 million and $5.5 million for the comparable periods in 2010. Income from discontinued operations, net of tax, for the six months ended June 30, 2011 and 2010, is reflective of the following:

➢	A gain of $425,000 during the second quarter of 2011 associated with the sale of our remaining Northern Illinois Region on May 13, 2011 after the write-off of goodwill and intangible assets allocated to the Northern Illinois Region of $1.6 million;

➢	A gain of $8.4 million during the first quarter of 2010 associated with the sale of our Chicago Region on February 19, 2010 after the write-off of goodwill and intangible assets allocated to the Chicago Region of $26.3 million;

➢	A gain of $5.0 million during the second quarter of 2010 associated with the sale of our Texas Region on April 30, 2010 after the write-off of goodwill and intangible assets allocated to the Texas Region of $20.0 million; and

➢	Other net income (loss) from all discontinued operations during the respective periods, as further described in Note 2 to our consolidated financial statements.

Net Loss Attributable to Noncontrolling Interest in Subsidiary. Net losses attributable to noncontrolling interest in subsidiary were $927,000 and $862,000 for the three and six months ended June 30, 2011, respectively, compared to $27,000 and $464,000 for the comparable periods in 2010, and were comprised of the noncontrolling interest in the net losses of FB Holdings. The net loss attributable to noncontrolling interest in subsidiary during the first six months of 2011, as compared to the comparable period in 2010, is primarily reflective of reduced gains recognized on the sale of other real estate properties, partially offset by reduced expenses associated with lower balances of other real estate properties in FB Holdings. Noncontrolling interest in subsidiary is more fully described in Note 1 and Note 8 to our consolidated financial statements.

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

The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our President and Chief Executive Officer, Chief Financial Officer, Controller, Chief Investment Officer, Chief Credit Officer, Executive Vice President of Retail Banking, Director of Risk Management and Audit, and certain other senior officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions that are either specifically directed by the ALCO or established by policy guidelines.

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

We are “asset-sensitive,” indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 4.6% of net interest income, based on assets and liabilities at June 30, 2011. At June 30, 2011, we remain in an asset-sensitive position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with the effect of significant declines in interest rates that began in late 2007 and continued throughout 2008 and 2009 to historically low levels, and the overall level of our nonperforming assets, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.

We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of June 30, 2011, adjusted to account for anticipated prepayments:

			Over Six
	Three	Over Three	through	Over One
	Months or	through Six	Twelve	through Five	Over Five
	Less	Months	Months	Years	Years	Total
	(dollars expressed in thousands)
Interest-earning assets:
Loans (1)	$2,240,681	304,713	385,891	744,780	58,538	3,734,603
Investment securities	95,282	114,068	332,721	942,276	712,061	2,196,408
FRB and FHLB stock	26,942	—	—	—	—	26,942
Short-term investments	544,218	—	—	—	—	544,218
Total interest-earning assets	$2,907,123	418,781	718,612	1,687,056	770,599	6,502,171
Interest-bearing liabilities:
Interest-bearing demand deposits	$353,657	219,840	143,374	105,141	133,816	955,828
Money market deposits	1,903,322	—	—	—	—	1,903,322
Savings deposits	42,721	35,181	30,156	42,720	100,518	251,296
Time deposits	498,007	406,008	517,078	414,154	91	1,835,338
Other borrowings	51,247	—	—	—	—	51,247
Subordinated debentures	282,481	—	—	—	71,538	354,019
Total interest-bearing liabilities	3,131,435	661,029	690,608	562,015	305,963	5,351,050
Effect of interest rate swap agreements	(50,000)	—	25,000	25,000	—	—
Total interest-bearing liabilities after the
effect of interest rate swap agreements	$3,081,435	661,029	715,608	587,015	305,963	5,351,050
Interest-sensitivity gap:
Periodic	$(174,312)	(242,248)	3,004	1,100,041	464,636	1,151,121
Cumulative	(174,312)	(416,560)	(413,556)	686,485	1,151,121
Ratio of interest-sensitive assets to interest-
sensitive liabilities:
Periodic	0.94	0.63	1.00	2.87	2.52	1.22
Cumulative	0.94	0.89	0.91	1.14	1.22

________________________________

(1)	Loans are presented net of deferred costs (fees).

Management made certain assumptions in preparing the foregoing table. These assumptions included:

➢	Loans will repay at projected repayment rates;

➢	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

➢	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and

➢	Fixed maturity deposits will not be withdrawn prior to maturity.

A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.

We were in an overall asset-sensitive position of $1.15 billion, or 16.6% of our total assets, and $1.26 billion, or 17.1% of our total assets, at June 30, 2011 and December 31, 2010, respectively. We were in an overall liability-sensitive position on a cumulative basis through the twelve-month time horizon of $413.6 million, or 6.0% of our total assets, and $21.0 million, or 0.3% of our total assets at June 30, 2011 and December 31, 2010, respectively.

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

The derivative financial instruments we held as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011		December 31, 2010
	Notional	Credit	Notional	Credit
	Amount	Exposure	Amount	Exposure
	(dollars expressed in thousands)
Interest rate swap agreements	$75,000	—	75,000	—
Customer interest rate swap agreements	50,320	704	53,696	869
Interest rate lock commitments	38,916	686	41,857	276
Forward commitments to sell mortgage-backed securities	46,800	—	84,100	1,538

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

The earnings associated with our derivative financial instruments reflect the interest rate environment during these periods as well as the overall level of our derivative instruments throughout these periods. We realized net interest income on our derivative financial instruments of $1.9 million and $3.8 million for the three and six months ended June 30, 2010, respectively, comprised entirely of amortization associated with a deferred gain on the previous termination of certain of our interest rate swap agreements. In December 2008, we terminated certain of our interest rate swap agreements that were designated as cash flow hedges on certain of our loans, and recorded a gain of $20.8 million, in aggregate, which was being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates of September 2009 and September 2010. Consequently, the conclusion of the amortization period associated with the aggregate gain in September 2010 resulted in a negative impact on our net interest income and net interest margin for the six months ended June 30, 2011.

We recorded net losses on derivative instruments, which are included in noninterest income in the consolidated statements of operations, of $165,000 and $221,000 for the three and six months ended June 30, 2011, respectively, compared to $763,000 and $2.1 million for the comparable periods in 2010. The net losses on derivative instruments is primarily attributable to changes in the fair value and the net interest differential on our interest rate swap agreements previously designated as cash flow hedges on our junior subordinated debentures.

Our derivative financial instruments are more fully described in Note 16 to our consolidated financial statements.

Loans and Allowance for Loan Losses

Loan Portfolio Composition. Loans, net of deferred loan costs (fees), represented 54.0% of our assets as of June 30, 2011, compared to 60.9% of our assets at December 31, 2010. Loans, net of deferred loan costs (fees), decreased $757.7 million to $3.73 billion at June 30, 2011 from $4.49 billion at December 31, 2010. The following table summarizes the composition of our loan portfolio by category at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Commercial, financial and agricultural	$851,137	1,045,832
Real estate construction and development	332,389	490,766
Real estate mortgage:
One-to-four family residential	956,335	1,050,895
Multi-family residential	132,768	178,289
Commercial real estate	1,415,765	1,642,920
Consumer and installment, net of deferred loan costs (fees)	29,097	29,112
Loans held for sale	17,112	54,470
Loans, net of deferred loan costs (fees)	$3,734,603	4,492,284

The following table summarizes the composition of our loan portfolio by geographic region and/or business segment at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Mortgage Division	$402,922	466,735
Florida	99,534	114,061
Northern California	557,084	633,867
Southern California	1,100,457	1,268,960
Chicago	217,618	244,277
Missouri	726,313	879,200
Texas	153,190	292,609
First Bank Business Capital, Inc.	36,312	56,212
Northern and Southern Illinois	300,808	350,208
Other	140,365	186,155
Total	$3,734,603	4,492,284

We attribute the net decrease in our loan portfolio during the first six months of 2011 primarily to:

➢	A decrease of $194.7 million in our commercial, financial and agricultural portfolio, reflecting gross loan charge-offs of $22.7 million and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets;

➢	A decrease of $158.4 million in our real estate construction and development portfolio primarily attributable to gross loan charge-offs of $19.7 million, transfers to other real estate and repossessed assets of $27.7 million and other loan activity, including the sale of a $43.7 million loan in our Texas Region during the second quarter of 2011. The following table summarizes the composition of our real estate construction and development portfolio by region as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Northern California	$64,157	64,647
Southern California	127,078	157,306
Chicago	36,013	44,166
Missouri	28,056	62,012
Texas	48,699	128,794
Florida	2,237	3,799
Northern and Southern Illinois	22,623	28,721
Other	3,526	1,321
Total	$332,389	490,766

We have experienced significant asset quality deterioration within all geographic areas of our real estate construction and development portfolio. As a result of the asset quality deterioration, we focused on reducing our exposure to this portfolio segment and decreased the portfolio balance by $1.81 billion, or 84.5%, from $2.14 billion at December 31, 2007 to $332.4 million at June 30, 2011. Of the remaining portfolio balance of $332.4 million, $95.8 million, or 28.8%, of loans were on nonaccrual status as of June 30, 2011 and $91.0 million, or 27.4%, of loans were considered potential problem loans, as further discussed below;

➢	A decrease of $94.6 million in our one-to-four family residential real estate loan portfolio primarily attributable to gross loan charge-offs of $16.5 million, transfers to other real estate of $6.6 million and principal payments. The following table summarizes the composition of our one-to-four family residential real estate loan portfolio as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
One-to-four family residential real estate:
Bank portfolio	$191,466	239,363
Mortgage Division portfolio, excluding Florida	272,838	286,584
Florida Mortgage Division portfolio	106,006	125,369
Home equity portfolio	386,025	399,579
Total	$956,335	1,050,895

Our Bank portfolio consists of mortgage loans originated to customers from our retail branch banking network. As of June 30, 2011, approximately $15.9 million, or 8.3%, of this portfolio is on nonaccrual status. The decrease in this portfolio of $47.9 million, or 20.0%, during the first six months of 2011 is primarily attributable to principal payments, including the payoff of a single $10.0 million loan relationship during the first quarter of 2011.

Our Mortgage Division portfolio, excluding Florida, consists of both prime mortgage loans and Alt A and sub-prime mortgage loans that were originated prior to our discontinuation of these loan products in 2007. This portfolio of one-to-four family residential real estate loans has decreased $221.4 million, or 44.8%, from $494.2 million at December 31, 2007. As of June 30, 2011, approximately $98.2 million, or 36.0%, of this portfolio is considered impaired, consisting of performing troubled debt restructurings of $78.6 million, including those loans modified in the Home Affordable Modification Program, or HAMP, of $64.9 million, and nonaccrual loans of $19.6 million.

Our Florida portfolio, the majority of which was acquired in November 2007 through our acquisition of Coast Bank of Florida, consists primarily of prime and Alt A mortgage loans. This portfolio of one-to-four family residential real estate loans has decreased $154.1 million, or 59.2%, from $260.1 million at December 31, 2007.  As of June 30, 2011, approximately $13.1 million, or 12.3%, of this portfolio is considered impaired, consisting of performing troubled debt restructurings of $7.7 million, including $4.5 million of loans modified in HAMP, and $5.4 million of nonaccrual loans. Our Mortgage Division portfolio, excluding Florida, and our Florida Mortgage Division Portfolio are collectively defined as our Mortgage Division portfolio unless otherwise noted.

Our home equity portfolio consists of prime loans originated to customers from our retail branch banking network. As of June 30, 2011, approximately $7.6 million, or 2.0%, of this portfolio is on nonaccrual status The decrease in this portfolio of $13.6 million, or 3.4%, during the first six months of 2011 is primarily attributable to gross loan charge-offs of $4.2 million and principal payments;

➢	A decrease of $45.5 million in our multi-family residential real estate portfolio primarily due to gross loan charge-offs of $2.9 million and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets;

➢	A decrease of $227.2 million in our commercial real estate portfolio primarily attributable to gross loan charge-offs of $24.0 million, transfers to other real estate of $5.9 million and our efforts to reduce our exposure to commercial real estate in the current economic environment. The following table summarizes the composition of our commercial real estate portfolio by loan type as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Farmland	$30,102	36,735
Owner occupied	762,028	798,842
Non-owner occupied	623,635	807,343
Total	$1,415,765	1,642,920

We have experienced the most distress in our non-owner occupied portfolio, which constitutes approximately 44.0% of our commercial real estate portfolio. As of June 30, 2011, $26.8 million, or 4.3%, of the non-owner occupied segment is on nonaccrual status. The following table summarizes the composition of our non-owner occupied loan portfolio by region as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Northern California	$178,733	208,127
Southern California	233,500	305,287
Chicago	20,287	27,907
Missouri	101,428	149,106
Texas	40,427	61,258
Florida	12,030	13,338
Northern and Southern Illinois	22,913	24,990
Other	14,317	17,330
Total	$623,635	807,343

The decrease in non-owner occupied loans in our Southern California region of $71.8 million includes the payoff of a single credit relationship in the amount of $29.0 million in the second quarter of 2011;

➢	A decrease of $15,000 in our consumer and installment portfolio, net of deferred loan costs (fees), reflecting gross charge-offs of $295,000 and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets, partially offset by an increase in net deferred loan costs (fees) of $6.7 million, primarily attributable to an unearned discount of $6.8 million at the time of sale associated with the sale of the $43.7 million real estate construction and development loan in our Texas region as discussed above; and

➢	A decrease of $37.4 million in our loans held for sale portfolio primarily resulting from a decrease in origination volume and subsequent sales into the secondary mortgage market.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, other real estate and repossessed assets. The following table presents the categories of nonperforming assets and certain ratios as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Nonperforming Assets:
Nonaccrual loans:
Commercial, financial and agricultural	$81,293	67,365
Real estate construction and development	95,797	134,244
One-to-four family residential real estate:
Bank portfolio	15,949	14,479
Mortgage Division portfolio	24,987	33,386
Home equity portfolio	7,648	7,122
Multi-family residential	11,138	12,960
Commercial real estate	68,957	129,187
Consumer and installment	34	165
Total nonaccrual loans	305,803	398,908
Other real estate	109,186	140,628
Other repossessed assets	17,058	37
Total nonperforming assets	$432,047	539,573

Loans, net of deferred loan costs (fees)	$3,734,603	4,492,284

Performing troubled debt restructurings	$90,506	112,903

Loans past due 90 days or more and still accruing	$2,761	5,523

Ratio of:
Allowance for loan losses to loans	4.32%	4.48%
Nonaccrual loans to loans	8.19	8.88
Allowance for loan losses to nonaccrual loans	52.71	50.40
Nonperforming assets to loans, other real estate and
repossessed assets	11.19	11.65

Our nonperforming assets, consisting of nonaccrual loans, other real estate and repossessed assets, were $432.0 million and $539.6 million at June 30, 2011 and December 31, 2010, respectively. Our nonperforming assets at June 30, 2011 included $15.4 million, comprised of $5.5 million of nonaccrual loans and $9.8 million of other real estate, held by FB Holdings, a subsidiary of First Bank which is 46.77% owned by FCA, an entity owned by our Chairman of the Board and members of his immediate family.

We attribute the $93.1 million net decrease in our nonaccrual loans during the six months ended June 30, 2011 primarily to the following:

➢	A decrease in nonaccrual loans of $38.4 million in our real estate construction and development loan portfolio driven by gross loan charge-offs of $19.7 million, transfers to other real estate of $27.7 million and payments received, partially offset by additions to nonaccrual loans during the six months ended June 30, 2011. Although the level of deterioration in this portfolio is slowing due in part to the decline in the total portfolio balance, as previously discussed, we continue to experience deterioration as a result of weak economic conditions and declines in real estate values, and we expect these trends to continue until market conditions stabilize in our primary market areas;

➢	A decrease in nonaccrual loans of $8.4 million in our one-to-four family residential real estate Mortgage Division loan portfolio primarily driven by gross loan charge-offs of $10.7 million, transfers to other real estate of $4.3 million and payments received, partially offset by additions to nonaccrual loans during the six months ended June 30, 2011 driven by current market conditions and the overall deterioration of Alt A and sub-prime residential mortgage loan products experienced throughout the mortgage banking industry. We continue to modify loans under HAMP where deemed economically advantageous to our borrowers and us; and

➢	A decrease in nonaccrual loans of $60.2 million in our commercial real estate portfolio primarily driven by gross loan charge-offs of $24.0 million, transfers to other real estate of $5.9 million and payments received, partially offset by new additions to nonaccrual loans resulting from continued weak economic conditions and declines in real estate values. During the second quarter of 2011, a single $29.0 million nonaccrual credit relationship in our Southern California region was repaid.

These decreases were partially offset by:

➢	An increase in nonaccrual loans of $13.9 million in our commercial, financial and agricultural portfolio primarily driven by new additions to nonaccrual loans during the six months ended June 30, 2011, partially offset by gross loan charge-offs of $22.7 million and payments received. Additions to nonaccrual status during the first six months of 2011 included three credits with outstanding balances of $13.8 million, $7.1 million and $6.7 million at June 30, 2011, or $27.6 million in aggregate.

The decrease in other real estate of $31.4 million during the first six months of 2011 was primarily driven by the sale of other real estate properties with a carrying value of $49.7 million at a net loss of $655,000, and write-downs of other real estate of $6.8 million, attributable to declining real estate values on certain properties; partially offset by foreclosures and other additions to other real estate aggregating $25.1 million. At June 30, 2011, our other real estate consisted of properties with the most recent appraisal date being in 2011, 2010, 2009 and 2008 of $11.7 million, $82.0 million, $5.4 million and $8.5 million, respectively, in addition to $1.6 million with the fair value estimated by management or by broker’s price opinions. Other real estate with an appraisal date in 2010 includes a single $41.0 million property in Southern California.

The increase in repossessed assets of $17.0 million during the first six months of 2011 was driven by First Bank’s 43.76% ownership in WBI, which was established in June 2011 by a group of seven banks to dispose of foreclosed real estate construction and development loans to a single borrower.

We expect the declining and unstable market conditions associated with our loan portfolio to continue, which will likely continue to impact the overall level of our nonperforming and potential problem loans, loan charge-offs, provision for loan losses and other real estate and repossessed assets balances.

The following table summarizes the composition of our nonperforming assets by region / business segment at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Mortgage Division	$31,203	41,686
Florida	8,161	15,243
Northern California	41,962	62,339
Southern California	92,367	143,522
Chicago	45,894	71,882
Missouri	97,336	99,161
Texas	54,975	60,967
First Bank Business Capital, Inc.	15,228	3,090
Northern and Southern Illinois	26,155	21,372
Other	18,766	20,311
Total nonperforming assets	$432,047	539,573

During the first six months of 2011, we experienced a decline in nonperforming assets in most of our regions as a result of payment activity, sales of other real estate properties, charge-offs of loans and write-downs of other real estate properties. The increase in First Bank Business Capital, Inc. of $12.1 million primarily resulted from the addition of a $13.8 million commercial and industrial loan during the second quarter of 2011.

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

For a loan modification to be classified as a TDR, all of the following conditions must be present: (1) the borrower is experiencing financial difficulty, (2) we make a concession to the original contractual loan terms and (3) we would not consider the concessions but for economic or legal reasons related to the borrower’s financial difficulty. Modifications of loan terms to borrowers experiencing financial difficulty are made in an attempt to protect as much of our investment in the loan as possible. These modifications are generally made to either prevent a loan from becoming nonaccrual or to return a nonaccrual loan to performing status based on the expectations that the borrower can adequately perform in accordance with the modified terms.

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

We refer to our TDRs that are accruing interest as performing TDRs. The following table presents the categories of our performing TDRs as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Commercial, financial and agricultural	$1,048	—
Real estate construction and development	3,145	3,145
Real estate mortgage:
One-to-four family residential	86,313	91,329
Commercial real estate	—	18,429
Total performing troubled debt restructurings	$90,506	112,903

As of June 30, 2011 and December 31, 2010, loans aggregating $30.0 million and $26.2 million, respectively, were identified by management as TDRs, were on nonaccrual status and were classified as nonperforming loans.

The decrease in one-to-four family residential performing TDRs was primarily attributable to certain loans being removed from TDR status as a result of compliance with the contractual terms of the respective modified loan agreements, the payoff of a $3.0 million TDR during the first quarter of 2011 and TDRs entering nonaccrual status; partially offset by an increase in TDRs under HAMP of $6.0 million to $69.4 million at June 30, 2011. One-to-four family residential loans restructured under HAMP will be considered TDRs for the life of the respective loans or modification periods as they are being restructured at interest rates lower than current market rates. The decrease in commercial real estate TDRs primarily resulted from the payoff of an $11.1 million TDR and the removal from TDR status of a $6.3 million loan as a result of compliance with the contractual terms of the modified loan agreement for a sustained period during the first quarter of 2011.

Potential Problem Loans. As of June 30, 2011 and December 31, 2010, loans aggregating $303.1 million and $373.1 million, respectively, that were not included in the nonperforming assets and performing TDR tables above were identified by management as having potential credit problems, or potential problem loans. These loans are generally defined as loans having an internally assigned grade of substandard and loans in the Mortgage Division which are 30-89 days delinquent. The following table presents the categories of potential problem loans as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Commercial, financial and agricultural	$63,304	100,383
Real estate construction and development	90,987	128,227
Real estate mortgage:
One-to-four family residential	20,955	43,013
Multi-family residential	30,086	5,584
Commercial real estate	97,791	95,933
Total potential problem loans	$303,123	373,140

The decrease in commercial, financial and agricultural potential problem loans of $37.1 million is primarily attributable to the transfer of three credits with outstanding balances of $13.8 million, $7.1 million and $6.7 million, or $27.6 million in aggregate, to nonaccrual status during the first six months of 2011. The decrease in real estate construction and development potential problem loans of $37.2 million is primarily attributable to the transfer of a $10.8 million credit in our Texas region to nonaccrual status and the payoff of a $13.6 million credit in our Southern California region during the first quarter of 2011. The increase in multi-family residential potential problem loans of $24.5 million is primarily attributable to the transfer of a $26.7 million credit in our Chicago region to potential problem status from special mention status during the first quarter of 2011.

The following table summarizes the composition of our potential problem loans by region / business segment at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Mortgage Division	$5,739	9,859
Florida	7,207	2,783
Northern California	54,140	64,601
Southern California	92,786	106,526
Chicago	41,982	15,030
Missouri	49,376	91,813
Texas	11,428	27,028
First Bank Business Capital, Inc.	7,297	18,992
Northern and Southern Illinois	30,057	32,548
Other	3,111	3,960
Total potential problem loans	$303,123	373,140

During the first six months of 2011, we experienced a decline in potential problem loans in most of our regions as a result of payment activity, upgrades of certain loans to special mention status from potential problem status and transfers to nonaccrual status. The increase in our Chicago region of $27.0 million is primarily due to the transfer of a $26.7 million multi-family residential real estate loan from special mention status to potential problem status during the first quarter of 2011.

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

Allowance for Loan Losses. Our allowance for loan losses as a percentage of loans, net of deferred loan costs (fees), was 4.32% and 4.48% at June 30, 2011 and December 31, 2010, respectively. Our allowance for loan losses as a percentage of nonperforming loans was 52.71% at June 30, 2011 and 50.40% at December 31, 2010. Our allowance for loan losses decreased to $161.2 million at June 30, 2011, compared to $201.0 million at December 31, 2010.

The decrease in our allowance for loan losses of $39.8 million during the first six months of 2011 was primarily attributable to the decrease in nonaccrual loans of $93.1 million, the decrease in potential problem loans of $70.0 million and the $757.7 million decrease in the overall level of our loan portfolio.

Our allowance for loan losses as a percentage of loans, net of deferred loan costs (fees), decreased to 4.32% at June 30, 2011 from 4.48% at December 31, 2010 primarily due to the decrease in nonaccrual and potential problem loans as a percentage of our loan portfolio. Nonaccrual and potential problem loans comprised 16.30% of our loan portfolio at June 30, 2011 compared to 17.19% at December 31, 2010.

Our allowance for loan losses as a percentage of nonperforming loans increased during the first six months of 2011 to 52.71% at June 30, 2011 from 50.40% at December 31, 2010. The increase in this ratio was primarily attributable to the decrease in nonaccrual loans during the first six months of 2011, a portion of which did not carry a specific allowance for loan losses as these loans had been charged down to the fair value of the related collateral less estimated costs to sell.

Changes in the allowance for loan losses for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Allowance for loan losses, beginning of period	$183,973	250,064	201,033	266,448
Allowance for loan losses allocated to loans sold	—	(64)	—	(321)
	183,973	250,000	201,033	266,127
Loans charged-off
Commercial, financial and agricultural	(17,190)	(13,863)	(22,744)	(20,390)
Real estate construction and development	(9,372)	(63,358)	(19,686)	(102,431)
Real estate mortgage:
One-to-four family residential loans:
Bank portfolio	(863)	(1,317)	(1,564)	(2,889)
Mortgage Division portfolio	(4,090)	(6,674)	(10,708)	(27,357)
Home equity portfolio	(1,809)	(2,902)	(4,215)	(5,279)
Multi-family residential loans	(2,930)	(1,760)	(2,930)	(4,458)
Commercial real estate loans	(12,927)	(9,387)	(24,021)	(24,470)
Consumer and installment	(77)	(146)	(295)	(515)
Total	(49,258)	(99,407)	(86,163)	(187,789)
Recoveries of loans previously charged-off:
Commercial financial and agricultural	1,076	5,695	3,966	32,964
Real estate construction and development	513	804	4,383	2,030
Real estate mortgage:
One-to-four family residential loans:
Bank portfolio	275	132	402	152
Mortgage Division portfolio	861	1,237	1,946	2,336
Home equity portfolio	203	31	273	133
Multi-family residential loans	43	—	43	—
Commercial real estate loans	385	384	2,104	821
Consumer and installment	115	93	199	195
Total	3,471	8,376	13,316	38,631
Net loans charged-off	(45,787)	(91,031)	(72,847)	(149,158)
Provision for loan losses	23,000	83,000	33,000	125,000
Allowance for loan losses, end of period	$161,186	241,969	161,186	241,969

Our net loan charge-offs were $45.8 million and $72.8 million for the three and six months ended June 30, 2011, respectively, compared to $91.0 million and $149.2 million for the three and six months ended June 30, 2010, respectively. Our annualized net loan charge-offs as a percentage of average loans were 4.70% and 3.57% for the three and six months ended June 30, 2011, respectively, compared to 6.31% and 5.00% for the three and six months ended June 30, 2010, respectively.

Changes in our net loan charge-off levels are primarily attributable to the following:

➢	An increase in net loan charge-offs associated with our commercial, financial and agricultural portfolio of $7.9 million and $31.4 million for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010. Specifically in this portfolio, during the three and six months ended June 30, 2011, we recorded charge-offs of $4.9 million on a First Bank Business Capital, Inc. loan and $2.6 million on a loan in our Texas region. During the six months ended June 30, 2010, we recorded a $25.0 million recovery on a single credit whereby we had previously recorded aggregate charge-offs of $30.0 million during 2009 on the same credit;

➢	A decrease in net loan charge-offs of $53.7 million and $85.1 million associated with our real estate construction and development portfolio for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010. Net loan charge-offs for the six months ended June 30, 2011 included a $5.7 million charge-off on a loan in our Missouri region. Net loan charge-offs for the six months ended June 30, 2010 included a $9.7 million charge-off on a loan in our Missouri region and charge-offs of $24.5 million, $11.5 million and $8.0 million, or $44.0 million in aggregate, on three loans in our Southern California region. Although the overall level of charge-offs has declined with the significant decrease in the balance of loans in our real estate construction and development portfolio, we continue to experience significant distress and unstable market conditions throughout our market areas, resulting in continued high levels of developer inventories, slower lot and home sales and declining real estate values;

➢	A decrease in net loan charge-offs of $2.2 million and $16.3 million associated with our one-to-four family residential Mortgage Division portfolio for the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010. The decrease in net loan charge-offs is reflective of the declining portfolio balance and the substantial decrease in nonaccrual loans throughout 2010 and the first six months of 2011, in addition to improving delinquency trends; and

➢	An increase in net loan charge-offs of $3.5 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, and a decrease in net loan charge-offs of $1.7 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, associated with our commercial real estate portfolio. The increase in net loan charge-offs for the three months ended June 30, 2011 is primarily attributable to a $5.3 million charge-off on a commercial real estate loan in our Southern California region, partially offset by the declining portfolio balance and decrease in nonaccrual loans. The decrease in net loan charge-offs for the six months ended June 30, 2011 is reflective of the declining portfolio balance and the decrease in nonaccrual loans.

The following table summarizes the composition of our net loan charge-offs (recoveries) by region / business segment for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Mortgage Division	$3,228	5,437	8,761	25,021
Florida	1,226	1,278	2,552	5,177
Northern California	5,552	3,359	8,600	7,285
Southern California	10,808	42,818	16,276	33,511
Chicago	2,548	13,115	3,343	24,766
Missouri	5,754	9,895	13,247	32,828
Texas	7,298	8,157	8,981	9,015
First Bank Business Capital, Inc.	4,783	—	4,321	500
Northern and Southern Illinois	2,877	2,512	4,171	2,978
Other	1,713	4,460	2,595	8,077
Total net loan charge-offs	$45,787	91,031	72,847	149,158

As discussed above, the decrease in net loan charge-offs in our Mortgage Division is reflective of the declining portfolio balance and the substantial decrease in nonaccrual loans throughout 2010 and the first six months of 2011, in addition to improving delinquency trends. The decrease in net loan charge-offs in our Southern California region was primarily attributable to charge-offs of $24.5 million, $11.5 million and $8.0 million, or $44.0 million in aggregate, on three real estate construction and development loans during the six months ended June 30, 2010, partially offset by a $25.0 million recovery recorded during the three months ended March 31, 2010 on a commercial and industrial loan. The decrease in net loan charge-offs in our Chicago region is reflective of a declining portfolio balance and the decrease in nonaccrual loans throughout 2010 and the first six months of 2011. The decrease in net loan charge-offs in our Missouri region was primarily attributable to charge-offs of $9.7 million and $3.5 million on two real estate construction and development loans and a charge-off of $3.7 million on a commercial real estate loan during the six months ended June 30, 2010. During the six months ended June 30, 2011, we recorded a $5.7 million charge-off on a real estate construction and development loan in the Missouri region. The increase in net loan charge-offs in First Bank Business Capital, Inc. was primarily attributable to a $4.9 million charge-off on a commercial and industrial loan during the three and six months ended June 30, 2011.

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

The allocation of the allowance for loan losses by loan category is a result of the application of our risk rating system augmented by historical loss data by loan type and other qualitative analysis. Consequently, the distribution of the allowance for loan losses will change from period to period due to the following factors:

➢	Changes in the aggregate loan balances by loan category;

➢	Changes in the identified risk in individual loans in our loan portfolio over time, excluding those homogeneous categories of loans such as consumer and installment loans and residential real estate mortgage loans for which risk ratings are changed based on payment performance;

➢	Changes in historical loss data as a result of recent charge-off experience by loan type; and

➢	Changes in qualitative factors such as changes in economic conditions, the volume of nonaccrual and potential problem loans by loan category and geographical location and changes in the value of the underlying collateral for collateral-dependent loans.

A summary of the allowance for loan losses to loans by category as of June 30, 2011 and December 31, 2010 is as follows:

	June 30,	December 31,
	2011	2010
Commercial, financial and agricultural	3.40%	2.68%
Real estate construction and development	10.76	11.91
Real estate mortgage:
One-to-four family residential loans	5.50	5.78
Multi-family residential loans	3.98	2.89
Commercial real estate loans	2.69	2.91
Consumer and installment	1.80	2.73
Total	4.32	4.48

The increase in the percentage of the allocated allowance for loan losses to commercial and industrial loans is reflective of the increase in nonaccrual loans within this portfolio segment of $13.9 million to $81.3 million at June 30, 2011 as compared to $67.4 million at December 31, 2010, in addition to an increase in historical loss data associated with this portfolio segment as a result of recent charge-off experience, partially offset by a decrease in potential problem loans. The decrease in the percentage of the allocated allowance for loan losses to real estate construction and development, one-to-four family residential and consumer and installment loans is reflective of the decrease in nonaccrual loans and potential problem loans within each of these portfolio segments. The decrease in the percentage of the allocated allowance for loan losses to commercial real estate loans is reflective of the decrease in nonaccrual loans, partially offset by a slight increase in potential problem loans. The increase in the allocated allowance for loan losses to multi-family residential real estate loans is due to the increase in potential problem loans within this portfolio segment of $24.5 million to $30.1 million at June 30, 2011 as compared to $5.6 million at December 31, 2010.

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

First Bank built a significant amount of available balance sheet liquidity throughout 2009, 2010 and the first six months of 2011 in anticipation of the expected completion of certain transactions associated with our Capital Plan, as further described under “—Recent Developments and Other Matters – Capital Plan.” Our cash and cash equivalents were $628.8 million and $995.8 million at June 30, 2011 and December 31, 2010, respectively. The majority of funds were maintained in our correspondent bank account with the FRB. The decrease in our cash and cash equivalents of $367.0 million was primarily attributable to the following:

➢	The sale of our San Jose Branch on February 11, 2011, resulting in a cash outflow of $7.8 million;

➢	The sale of our Edwardsville Branch on April 29, 2011, resulting in a cash outflow of $8.3 million;

➢	The sale of our remaining three Northern Illinois Branches on May 13, 2011, resulting in a cash outflow of $50.8 million;

➢	A net increase in the book value of our investment securities portfolio, excluding the fair value adjustment, of $667.2 million; and

➢	A decrease in our deposit balances of approximately $388.7 million, excluding the impact of the divestitures of the San Jose, Edwardsville and three Northern Illinois Branches.

These decreases in cash and cash equivalents were partially offset by:

➢	A decrease in loans of $639.7 million, exclusive of loan charge-offs and transfers to other real estate and repossessed assets;

➢	Recoveries of loans previously charged off of $13.3 million;

➢	Sales of other real estate properties and repossessed assets resulting in the receipt of cash proceeds from these sales of approximately $49.4 million;

➢	A net increase in our other borrowings of $19.5 million, consisting of changes in our daily repurchase agreements utilized by customers as an alternative deposit product; and

➢	The redemption of $3.2 million of FRB and FHLB stock associated with the reduction in our total assets during 2011.

We are actively increasing our unpledged investment securities portfolio in an effort to improve our net interest income and increase our available liquidity. Our unpledged investment securities increased $734.0 million to $1.96 billion at June 30, 2011, compared to $1.22 billion at December 31, 2010, and are mostly comprised of highly liquid and readily marketable available-for-sale securities. The combined level of cash and cash equivalents and unpledged investment securities provided us with total available liquidity of $2.59 billion and $2.22 billion at June 30, 2011 and December 31, 2010, respectively. As such, despite significant cash outflows to support transactions associated with our Capital Plan and the prepayment of $720.0 million of secured term borrowings during 2010, we have maintained available a higher level of liquidity of $2.59 billion at June 30, 2011. Our ability to maintain strong liquidity was achieved by a substantial shift in our balance sheet from loans to short-term investments and investment securities while substantially maintaining our deposit levels, exclusive of transactions resulting from our Capital Plan. Our loan-to-deposit ratio decreased to 61.5% at June 30, 2011 from 69.6% at December 31, 2010, while the ratio of our cash and cash equivalents and investment securities to total assets increased to 40.8% at June 30, 2011 from 33.7% at December 31, 2010.

During the first six months of 2011, we reduced the aggregate funds acquired from other sources of funds by $142.5 million to $717.9 million at June 30, 2011, from $860.4 million at December 31, 2010. These other sources of funds include certificates of deposit of $100,000 or more and other borrowings, which are comprised of daily securities sold under agreements to repurchase. The decrease was attributable to a reduction in certificates of deposit of $100,000 or more of $162.0 million, partially offset by an increase in our daily repurchase agreements of $19.5 million. The reduction in certificates of deposit of $100,000 or more was primarily attributable to a planned reduction of higher rate single-service certificate of deposit relationships in an effort to utilize a portion of our current available liquidity and improve First Bank’s leverage ratio. The following table presents the maturity structure of these other sources of funds at June 30, 2011:

	Certificates of
	Deposit of	Other
	$100,000 or More	Borrowings	Total
	(dollars expressed in thousands)
Three months or less	$188,834	51,247	240,081
Over three months through six months	153,243	—	153,243
Over six months through twelve months	172,963	—	172,963
Over twelve months	151,611	—	151,611
Total	$666,651	51,247	717,898

In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency liquidity purposes. Advances drawn on First Bank’s established borrowing relationship require the prior approval of the FRB. First Bank did not have any FRB borrowings outstanding at June 30, 2011 or December 31, 2010.

First Bank also has a borrowing relationship with the FHLB. First Bank’s borrowing capacity through its relationship with the FHLB was approximately $429.1 million and $475.1 million at June 30, 2011 and December 31, 2010, respectively. The borrowing relationship is secured by one-to-four family residential, multi-family residential and commercial real estate loans. The reduction in First Bank’s borrowing capacity with the FHLB during the first six months of 2011 primarily resulted from the corresponding decrease in the loan portfolio during this period, as further described under “—Loans and Allowance for Loan Losses.” First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. All borrowing requests require approval from the FHLB. First Bank did not have any FHLB advances outstanding at June 30, 2011 or December 31, 2010.

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

First Banks, Inc. First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company’s liquidity position is affected by dividends received from our subsidiaries and the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the Company (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, and proceeds we raise through the issuance of debt and/or equity instruments through the Company, if any. The Company’s unrestricted cash totaled $2.9 million and $3.6 million at June 30, 2011 and December 31, 2010, respectively.

On March 24, 2011, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America Limited Partnership, or Investors of America, LP, as further described in Note 8 and Note 11 to our consolidated financial statements. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of December 31, 2012 and an interest rate of LIBOR plus 300 basis points, is intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses for the foreseeable future. We cannot be assured of our ability to access future liquidity through debt markets. The Company’s ability to access debt markets on terms satisfactory to us will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control, and on our financial performance. There have not been any advances outstanding on this borrowing arrangement since its inception.

Additional long-term funding is provided by our junior subordinated debentures, as further described in Note 12 to our consolidated financial statements. As of June 30, 2011, we had 13 affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. The sole assets of the statutory and business trusts are our junior subordinated debentures.

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

The Company’s financial position may be adversely affected if it experiences increased liquidity needs if any of the following events occurs:

➢	First Bank continues to experience net losses and, accordingly, is unable or prohibited by its regulators to pay a dividend to the Company sufficient to satisfy the Company’s operating cash flow needs. The Company’s ability to receive future dividends from First Bank to assist the Company in meeting its operating requirements, both on a short-term and long-term basis, is currently subject to regulatory approval, as further described above and under “—Recent Developments and Other Matters – Regulatory Agreements;”

➢	We deem it advisable, or are required by regulatory authorities, to use cash maintained by the Company to support the capital position of First Bank;

➢	First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so. As discussed above, First Bank has no outstanding borrowings at June 30, 2011 with the exception of $51.2 million of daily repurchase agreements utilized by customers as an alternative deposit product; or

➢	The Company has difficulty raising cash through the future issuance of debt or equity instruments or by accessing additional sources of credit.

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

Other Commitments and Contractual Obligations. We have entered into long-term leasing arrangements and other commitments and contractual obligations in conjunction with our ongoing operating activities. The required payments under such leasing arrangements, other commitments and contractual obligations at June 30, 2011 were as follows:

	Less Than	1-3	3-5	Over
	1 Year	Years	Years	5 Years	Total (1)
	(dollars expressed in thousands)
Operating leases	$12,579	19,445	11,946	31,041	75,011
Certificates of deposit (2)	1,416,283	403,730	15,234	91	1,835,338
Other borrowings (2)	51,247	—	—	—	51,247
Subordinated debentures (3)	—	—	—	354,019	354,019
Preferred stock issued under the CPP (3)(4)	—	—	—	310,170	310,170
Other contractual obligations	749	244	7	—	1,000
Total	$1,480,858	423,419	27,187	695,321	2,626,785

____________________

(1)	Amounts exclude ASC Topic 740 unrecognized tax liabilities of $1.4 million and related accrued interest expense of $218,000 for which the timing of payment of such liabilities cannot be reasonably estimated as of June 30, 2011.
(2)	Amounts exclude the related accrued interest expense on certificates of deposit and other borrowings of $1.3 million as of June 30, 2011.
(3)	Amounts exclude the accrued interest expense on subordinated debentures and the accrued dividends declared on preferred stock issued under the CPP of $26.2 million and $34.0 million, respectively, as of June 30, 2011. As further described under “—Recent Developments and Other Matters – Regulatory Agreements,” we currently may not make any distributions of interest or other sums on our subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.
(4)	Represents amounts payable upon redemption of the Class C Preferred Stock and the Class D Preferred Stock issued under the CPP of $295.4 million and $14.8 million, respectively.

Effects of New Accounting Standards

In January 2010, the FASB issued ASU No. 2010-06 – Fair Value Measurements and Disclosures (ASC Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU amends certain disclosure requirements of Subtopic 820-10, providing additional disclosures for transfers in and out of Levels I and II and for activity in Level III and clarifies certain other existing disclosure requirements including the level of disaggregation and disclosures around inputs and valuation techniques. The final amendments of this ASU were effective for annual or interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. This requirement was effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amended ASU does not require disclosures for earlier periods presented for comparative purposes at initial adoption. We implemented the disclosure requirements under this ASU on January 1, 2010, except for the disclosure requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis, which we implemented on January 1, 2011. The implementation of the new disclosure requirements did not have a material impact on our consolidated financial statements or the disclosures presented in our consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-01 – Receivables (ASC Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011. The amendments in ASU No. 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on our consolidated financial statements or results of operations.

In April 2011, the FASB issued ASU No. 2011-02 – Receivables (ASC Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The provisions of this ASU: provide additional guidance related to determining whether a creditor has granted a concession; include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant; prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower; and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in this ASU also ends the deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of this ASU are effective for the Company’s reporting period ending September 30, 2011. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements or results of operations.

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (ASC Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value and common fair value measurement and disclosure requirements between U.S generally accepted accounting principles, or GAAP, and International Financial Reporting Standards, or IFRS. This ASU eliminates wording differences used to describe the requirements for measuring fair value and for disclosure information about fair value measurements between GAAP and IFRS, clarifies the application of existing fair value measurement requirements, and changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The provisions of this ASU are effective for interim and annual periods beginning on or after December 15, 2011, and should be applied prospectively. Early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements or results of operations.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (ASC Topic 220) – Presentation of Comprehensive Income. This ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This ASU requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments of this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements or results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are included under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management,” appearing on pages 56 through 58 of this report.

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

ITEM 1A – RISK FACTORS

Readers of our Quarterly Report on Form 10-Q should consider certain risk factors in conjunction with the other information included in this Quarterly Report on Form 10-Q. Refer to “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of these risks.

ITEM 6 – EXHIBITS

The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certifications of Chief Executive Officer – filed herewith.

31.2	Rule 13a-14(a) / 15d-14(a) Certifications of Chief Financial Officer – filed herewith.

32.1	Section 1350 Certifications of Chief Executive Officer – furnished herewith.

32.2	Section 1350 Certifications of Chief Financial Officer – furnished herewith.

101	Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements – furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:       August 15, 2011

FIRST BANKS, INC.

By:	/s/	Terrance M. McCarthy
Terrance M. McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Lisa K. Vansickle
Lisa K. Vansickle
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)