Form 10-Q
period 2011-09-30
FIRST BANKS, INC
filed 2011-11-14
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes    [ X ] No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2011
Common Stock, $250.00 par value	23,661

FIRST BANKS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

FIRST BANKS, INC.

CONSOLIDATED BALANCE SHEETS – (UNAUDITED)
(dollars expressed in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$100,179	70,964
Short-term investments	398,451	924,794
Total cash and cash equivalents	498,630	995,758
Investment securities:
Available for sale	2,410,198	1,483,185
Held to maturity (fair value of $14,605 and $11,990, respectively)	13,940	11,152
Total investment securities	2,424,138	1,494,337
Loans:
Commercial, financial and agricultural	768,047	1,045,832
Real estate construction and development	303,263	490,766
Real estate mortgage	2,369,673	2,872,104
Consumer and installment	25,206	33,623
Loans held for sale	36,595	54,470
Deferred loan costs (fees)	7	(4,511)
Total loans	3,502,791	4,492,284
Allowance for loan losses	(157,724)	(201,033)
Net loans	3,345,067	4,291,251
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	27,257	30,121
Bank premises and equipment, net	144,547	161,414
Goodwill and other intangible assets	126,727	129,054
Deferred income taxes	23,517	18,004
Other real estate and repossessed assets	131,349	140,665
Other assets	62,733	71,726
Assets held for sale	—	2,266
Assets of discontinued operations	—	43,532
Total assets	$6,783,965	7,378,128
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,153,092	1,167,206
Interest-bearing demand	983,289	919,973
Savings and money market	2,098,689	2,206,763
Time deposits of $100 or more	613,582	828,651
Other time deposits	1,095,161	1,335,822
Total deposits	5,943,813	6,458,415
Other borrowings	53,112	31,761
Subordinated debentures	354,038	353,981
Deferred income taxes	30,699	25,186
Accrued expenses and other liabilities	107,271	83,900
Liabilities held for sale	—	23,406
Liabilities of discontinued operations	—	94,184
Total liabilities	6,488,933	7,070,833
STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
$1.00 par value, 4,689,830 shares authorized, no shares issued and outstanding	—	—
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082
shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued
and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and
outstanding	287,330	284,737
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued
and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	12,480
Retained deficit	(162,032)	(120,827)
Accumulated other comprehensive income (loss)	25,561	(2,318)
Total First Banks, Inc. stockholders’ equity	199,660	210,393
Noncontrolling interest in subsidiary	95,372	96,902
Total stockholders’ equity	295,032	307,295
Total liabilities and stockholders’ equity	$6,783,965	7,378,128

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(dollars expressed in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$43,103	69,480	143,023	220,964
Investment securities	13,013	6,862	32,711	18,566
Federal Reserve Bank and Federal Home Loan Bank stock	340	466	1,075	1,542
Short-term investments	347	841	1,359	2,847
Total interest income	56,803	77,649	178,168	243,919
Interest expense:
Deposits:
Interest-bearing demand	246	343	824	1,070
Savings and money market	2,162	3,661	7,666	11,659
Time deposits of $100 or more	1,934	4,010	7,092	12,479
Other time deposits	3,183	6,320	11,406	20,183
Other borrowings	36	1,251	102	7,194
Subordinated debentures	3,408	3,410	10,076	9,710
Total interest expense	10,969	18,995	37,166	62,295
Net interest income	45,834	58,654	141,002	181,624
Provision for loan losses	19,000	37,000	52,000	162,000
Net interest income after provision for loan losses	26,834	21,654	89,002	19,624
Noninterest income:
Service charges on deposit accounts and customer service fees	10,236	11,044	29,972	31,958
Gain on loans sold and held for sale	2,520	4,081	3,928	7,321
Net gain (loss) on investment securities	4,165	(2)	5,282	553
Net gain (loss) on derivative instruments	7	(849)	(214)	(2,939)
Decrease in fair value of servicing rights	(4,370)	(3,375)	(6,739)	(6,239)
Loan servicing fees	2,035	2,184	6,404	6,742
Other	2,387	3,982	7,673	15,421
Total noninterest income	16,980	17,065	46,306	52,817
Noninterest expense:
Salaries and employee benefits	20,696	22,762	61,861	66,205
Occupancy, net of rental income	6,337	7,235	19,544	21,461
Furniture and equipment	2,875	3,484	9,351	11,023
Postage, printing and supplies	707	745	2,248	2,694
Information technology fees	6,452	6,786	19,560	21,182
Legal, examination and professional fees	2,833	3,372	9,115	9,756
Amortization of intangible assets	728	800	2,327	2,525
Advertising and business development	461	260	1,393	946
FDIC insurance	3,781	5,737	12,919	16,425
Write-downs and expenses on other real estate and repossessed assets	2,551	14,439	12,970	31,945
Other	10,716	22,765	22,974	36,227
Total noninterest expense	58,137	88,385	174,262	220,389
Loss from continuing operations before provision for income taxes	(14,323)	(49,666)	(38,954)	(147,948)
(Benefit) provision for income taxes	(11,581)	5,193	(11,457)	5,346
Net loss from continuing operations, net of tax	(2,742)	(54,859)	(27,497)	(153,294)
Income from discontinued operations, net of tax	—	6,430	696	11,884
Net loss	(2,742)	(48,429)	(26,801)	(141,410)
Less: net loss attributable to noncontrolling interest in subsidiary	(668)	(618)	(1,530)	(1,082)
Net loss attributable to First Banks, Inc.	$(2,074)	(47,811)	(25,271)	(140,328)
Preferred stock dividends declared and undeclared	4,506	4,272	13,341	12,650
Accretion of discount on preferred stock	874	853	2,593	2,529
Net loss available to common stockholders	$(7,454)	(52,936)	(41,205)	(155,507)

Basic and diluted loss per common share from continuing operations	$(315.01)	(2,509.02)	(1,770.84)	(7,074.56)
Basic and diluted earnings per common share from discontinued operations	$—	271.76	29.42	502.26
Basic and diluted loss per common share	$(315.01)	(2,237.26)	(1,741.42)	(6,572.30)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)

Nine Months Ended September 30, 2011 and Year Ended December 31, 2010
(dollars expressed in thousands)

	First Banks, Inc. Stockholders’ Equity
					Accu-
					mulated
					Other
					Compre-		Total
			Additional	Retained	hensive	Non-	Stock-
	Preferred	Common	Paid-In	Earnings	Income	controlling	holders’
	Stock	Stock	Capital	(Deficit)	(Loss)	Interest	Equity
Balance, December 31, 2009	$311,762	5,915	12,480	91,271	(2,464)	103,416	522,380
Comprehensive loss:
Net loss	—	—	—	(191,737)	—	(6,514)	(198,251)
Other comprehensive income (loss):
Unrealized gains on investment securities,
net of tax	—	—	—	—	4,764	—	4,764
Reclassification adjustment for investment
securities gains included in net loss, net
of tax	—	—	—	—	(5,378)	—	(5,378)
Change in unrealized gains on derivative
instruments, net of tax	—	—	—	—	(3,734)	—	(3,734)
Pension liability adjustment, net of tax	—	—	—	—	(4)	—	(4)
Reclassification adjustments for deferred
tax asset valuation allowance	—	—	—	—	4,498	—	4,498
Total comprehensive loss							(198,105)
Accretion of discount on preferred stock	3,381	—	—	(3,381)	—	—	—
Preferred stock dividends declared	—	—	—	(16,980)	—	—	(16,980)
Balance, December 31, 2010	315,143	5,915	12,480	(120,827)	(2,318)	96,902	307,295
Comprehensive income:
Net loss	—	—	—	(25,271)	—	(1,530)	(26,801)
Other comprehensive income (loss):
Unrealized gains on investment securities,
net of tax	—	—	—	—	29,024	—	29,024
Reclassification adjustment for investment
securities gains included in net loss, net
of tax	—	—	—	—	(3,427)	—	(3,427)
Pension liability adjustment, net of tax	—	—	—	—	47	—	47
Reclassification adjustments for deferred
tax asset valuation allowance	—	—	—	—	2,235	—	2,235
Total comprehensive income							1,078
Accretion of discount on preferred stock	2,593	—	—	(2,593)	—	—	—
Preferred stock dividends declared	—	—	—	(13,341)	—	—	(13,341)
Balance, September 30, 2011	$317,736	5,915	12,480	(162,032)	25,561	95,372	295,032

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(dollars expressed in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss attributable to First Banks, Inc.	$(25,271)	(140,328)
Net loss attributable to noncontrolling interest in subsidiary	(1,530)	(1,082)
Less: net income from discontinued operations	696	11,884
Net loss from continuing operations	(27,497)	(153,294)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	10,756	13,513
Amortization of intangible assets	2,327	2,525
Originations of loans held for sale	(177,527)	(244,475)
Proceeds from sales of loans held for sale	199,224	238,984
Payments received on loans held for sale	141	452
Provision for loan losses	52,000	162,000
Provision (benefit) for current income taxes	455	(323)
Benefit for deferred income taxes	(16,171)	(47,680)
Increase in deferred tax asset valuation allowance	4,259	53,349
Decrease in accrued interest receivable	2,790	3,403
Increase in accrued interest payable	5,382	3,163
Decrease in current income taxes receivable	51	2,484
Gain on loans sold and held for sale	(3,928)	(7,321)
Net gain on investment securities	(5,282)	(553)
Net loss on derivative instruments	214	2,939
Decrease in fair value of servicing rights	6,739	6,239
Write-downs on other real estate and repossessed assets	8,410	23,596
Other operating activities, net	25,347	3,284
Net cash provided by operating activities – continuing operations	87,690	62,285
Net cash provided by operating activities – discontinued operations	984	1,374
Net cash provided by operating activities	88,674	63,659
Cash flows from investing activities:
Net cash paid for sale of assets and liabilities of discontinued operations,
net of cash and cash equivalents sold	(51,339)	(1,400,472)
Cash paid for sale of branches, net of cash and cash equivalents sold	(16,256)	(8,408)
Proceeds from sales of investment securities available for sale	283,713	20,103
Maturities of investment securities available for sale	197,721	132,696
Maturities of investment securities held to maturity	538	1,420
Purchases of investment securities available for sale	(1,372,074)	(924,654)
Purchases of investment securities held to maturity	(3,450)	—
Redemptions of Federal Reserve Bank and Federal Home Loan Bank stock	3,398	24,978
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(534)	(113)
Proceeds from sales of commercial loans	65,867	34,109
Net decrease in loans	732,727	964,452
Recoveries of loans previously charged-off	16,928	44,006
Purchases of bank premises and equipment	(3,812)	(2,446)
Net proceeds from sales of other real estate and repossessed assets	57,619	63,446
Proceeds from termination of bank-owned life insurance policy	—	25,957
Other investing activities, net	145	3,365
Net cash used in investing activities – continuing operations	(88,809)	(1,021,561)
Net cash provided by investing activities – discontinued operations	2,724	44,287
Net cash used in investing activities	(86,085)	(977,274)

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) – (UNAUDITED)
(dollars expressed in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from financing activities:
(Decrease) increase in demand, savings and money market deposits	(61,139)	21,782
Decrease in time deposits	(458,026)	(53,267)
Repayments of Federal Home Loan Bank advances	—	(400,000)
Increase in securities sold under agreements to repurchase	21,351	878
Net cash used in financing activities – continuing operations	(497,814)	(430,607)
Net cash used in financing activities – discontinued operations	(1,903)	(60,453)
Net cash used in financing activities	(499,717)	(491,060)
Net decrease in cash and cash equivalents	(497,128)	(1,404,675)
Cash and cash equivalents, beginning of period	995,758	2,518,105
Cash and cash equivalents, end of period	$498,630	1,113,430

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on liabilities	$31,784	59,132
Income taxes	(99)	(1,916)

Noncash investing and financing activities:
Loans transferred to other real estate and repossessed assets	$52,597	131,014
Bank premises and equipment transferred to other real estate and repossessed assets	6,537	—

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of First Banks, Inc. and subsidiaries (the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2010 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Company operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; FB Holdings, LLC (FB Holdings); Small Business Loan Source LLC (SBLS LLC); ILSIS, Inc.; FBIN, Inc.; SBRHC, Inc.; HVIIHC, Inc.; FBSA Missouri, Inc.; FBSA California, Inc.; NT Resolution Corporation; and LC Resolution Corporation. All of the subsidiaries are wholly owned as of September 30, 2011, except FB Holdings, which was 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, as further described in Note 8 to the consolidated financial statements. FB Holdings is included in the consolidated financial statements with the noncontrolling ownership interest reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiary” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, is reported as “net loss attributable to noncontrolling interest in subsidiary” in the consolidated statements of operations.

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

The Company and First Bank must furnish periodic progress reports to the FRB regarding compliance with the Agreement. As of the date of this filing, the Company and First Bank have provided progress reports and other reports, as required under the Agreement. It is likely that the Company and First Bank may receive additional requests from the FRB regarding compliance with the Agreement, which may include, but are not limited to, updates and modifications to the Company’s Asset Quality Improvement, Profit Improvement and Capital Plans. Management intends to respond promptly to any such requests. The Agreement will remain in effect until stayed, modified, terminated or suspended by the FRB.

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

First Bank, under its informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 9 to the consolidated financial statements, First Bank’s Tier 1 capital to total assets ratio was 8.17% at September 30, 2011.

While the Company and First Bank intend to take such actions as may be necessary to comply with the requirements of the Agreement with the FRB and informal agreement with the MDOF, there can be no assurance that the Company and First Bank will be able to comply fully with the requirements of the Agreement or that First Bank will be able to comply fully with the provisions of the informal agreement, that compliance with the Agreement and the informal agreement will not be more time consuming or more expensive than anticipated, that compliance with the Agreement and the informal agreement will enable the Company and First Bank to resume profitable operations, or that efforts to comply with the Agreement and the informal agreement will not have adverse effects on the operations and financial condition of the Company or First Bank. If the Company or First Bank is unable to comply with the terms of the Agreement or the informal agreement, respectively, the Company and First Bank could become subject to various requirements limiting the ability to develop new business lines, mandating additional capital, and/or requiring the sale of certain assets and liabilities. Failure of the Company and First Bank to meet these conditions could lead to further enforcement action by the regulatory agencies. The terms of any such additional regulatory actions, orders or agreements could have a materially adverse effect on the Company’s business, financial condition or results of operations.

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

NOTE 2 – DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

Discontinued Operations. The assets and liabilities associated with the transactions described (and defined) below were previously reported in the First Bank segment and were sold as part of the Company’s Capital Plan to preserve risk-based capital. The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities sold during the second quarter of 2011 related to the Northern Illinois Region as of December 31, 2010, and to the operations of the Northern Illinois, Chicago and Texas Regions, in addition to the operations of WIUS and MVP, for the three and nine months ended September 30, 2011 and 2010, as applicable. The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations.

All financial information in the consolidated financial statements and notes to the consolidated financial statements is reported on a continuing operations basis, unless otherwise noted.

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

Assets and liabilities of discontinued operations at December 31, 2010 were as follows:

December 31, 2010
Northern Illinois
(dollars expressed in thousands)
Cash and due from banks	$693
Loans:
Commercial, financial and agricultural	6,891
Real estate construction and development	50
Residential real estate	13,953
Multi-family residential	135
Commercial real estate	17,253
Consumer and installment and deferred loan costs (fees)	1,983
Total loans	40,265
Bank premises and equipment, net	850
Goodwill and other intangible assets	1,558
Other assets	166
Assets of discontinued operations	$43,532
Deposits:
Noninterest-bearing demand	$11,223
Interest-bearing demand	17,619
Savings and money market	23,832
Time deposits of $100 or more	5,789
Other time deposits	35,613
Total deposits	94,076
Accrued expenses and other liabilities	108
Liabilities of discontinued operations	$94,184

There was no income from discontinued operations for the three months ended September 30, 2011. Income from discontinued operations, net of tax, for the three months ended September 30, 2010 was as follows:

	Three Months Ended September 30, 2010
	Northern
	Illinois	WIUS	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$2,496	—	2,496
Interest expense:
Interest on deposits	1,130	—	1,130
Other borrowings	—	(10)	(10)
Total interest expense	1,130	(10)	1,120
Net interest income	1,366	10	1,376
Provision for loan losses	—	—	—
Net interest income after provision for loan losses	1,366	10	1,376
Noninterest income:
Service charges and customer service fees	704	—	704
Other	11	—	11
Total noninterest income	715	—	715
Noninterest expense:
Salaries and employee benefits	1,170	—	1,170
Occupancy, net of rental income	313	—	313
Furniture and equipment	93	—	93
Legal, examination and professional fees	22	(36)	(14)
Amortization of intangible assets	29	—	29
FDIC insurance	441	—	441
Other	200	—	200
Total noninterest expense	2,268	(36)	2,232
(Loss) income from operations of discontinued operations	(187)	46	(141)
Net gain on sale of discontinued operations	6,375	39	6,414
Benefit for income taxes	—	(157)	(157)
Net income from discontinued operations, net of tax	$6,188	242	6,430

Income from discontinued operations, net of tax, for the nine months ended September 30, 2011 and 2010 was as follows:

	Nine Months Ended
	September 30, 2011	Nine Months Ended September 30, 2010
	Northern	Northern
	Illinois	Illinois	Chicago	Texas	WIUS	MVP	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$895	8,950	2,391	1,816	33	—	13,190
Interest expense:
Interest on deposits	261	4,011	2,550	1,796	—	—	8,357
Other borrowings	—	—	—	3	(2)	—	1
Total interest expense	261	4,011	2,550	1,799	(2)	—	8,358
Net interest income (loss)	634	4,939	(159)	17	35	—	4,832
Provision for loan losses	—	—	—	—	—	—	—
Net interest income (loss) after provision
for loan losses	634	4,939	(159)	17	35	—	4,832
Noninterest income:
Service charges and customer service fees	259	2,309	523	1,192	—	—	4,024
Investment management income	—	—	—	—	—	787	787
Loan servicing fees	5	—	—	101	—	—	101
Other	—	30	254	60	—	(1)	343
Total noninterest income	264	2,339	777	1,353	—	786	5,255
Noninterest expense:
Salaries and employee benefits	357	3,264	2,137	2,843	32	517	8,793
Occupancy, net of rental income	68	1,077	606	1,148	—	59	2,890
Furniture and equipment	29	344	178	345	—	17	884
Legal, examination and professional fees	6	58	123	111	153	115	560
Amortization of intangible assets	—	289	—	—	—	—	289
FDIC insurance	100	1,565	292	478	—	—	2,335
Other	67	662	424	860	184	29	2,159
Total noninterest expense	627	7,259	3,760	5,785	369	737	17,910
Income (loss) from operations of discontinued
operations	271	19	(3,142)	(4,415)	(334)	49	(7,823)
Net gain (loss) on sale of discontinued operations	425	6,375	8,414	4,984	(67)	(156)	19,550
Benefit for income taxes	—	—	—	—	(157)	—	(157)
Net income (loss) from discontinued operations, net
of tax	$696	6,394	5,272	569	(244)	(107)	11,884

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

NOTE 3 – INVESTMENTS IN DEBT AND EQUITY SECURITIES

Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at September 30, 2011 and December 31, 2010 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)
September 30, 2011:
Carrying value:
U.S. Government
sponsored agencies	$1,000	221,962	147,066	—	370,028	2,709	(9)	372,728	1.78%
Residential mortgage-
backed	—	3,082	10,956	1,782,414	1,796,452	42,620	(442)	1,838,630	2.40
Commercial mortgage-
backed	—	—	821	—	821	108	—	929	5.03
State and political
subdivisions	936	3,948	1,103	—	5,987	264	—	6,251	4.02
Corporate notes	—	106,051	74,459	5,000	185,510	64	(5,615)	179,959	3.15
Equity investments	—	—	—	11,678	11,678	23	—	11,701	3.41
Total	$1,936	335,043	234,405	1,799,092	2,370,476	45,788	(6,066)	2,410,198	2.37
Fair value:
Debt securities	$1,950	333,720	233,381	1,829,446
Equity securities	—	—	—	11,701
Total	$1,950	333,720	233,381	1,841,147
Weighted average yield	3.35%	1.94%	2.62%	2.42%

December 31, 2010:
Carrying value:
U.S. Treasury	$ —	101,478	—	—	101,478	4	(280)	101,202	0.73%
U.S. Government
sponsored agencies	—	20,220	—	—	20,220	199	(87)	20,332	1.70
Residential mortgage-
backed	262	5,646	15,152	1,320,364	1,341,424	9,447	(9,293)	1,341,578	2.48
Commercial mortgage-
backed	—	—	966	—	966	42	—	1,008	4.19
State and political
subdivisions	2,507	4,031	1,540	—	8,078	309	—	8,387	3.96
Equity investments	—	—	—	10,678	10,678	—	—	10,678	3.41
Total	$2,769	131,375	17,658	1,331,042	1,482,844	10,001	(9,660)	1,483,185	2.37
Fair value:
Debt securities	$2,832	131,600	17,912	1,320,163
Equity securities	—	—	—	10,678
Total	$2,832	131,600	17,912	1,330,841
Weighted average yield	4.01%	1.12%	2.09%	2.49%

Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at September 30, 2011 and December 31, 2010 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)
September 30, 2011:
Carrying value:
Residential mortgage-
backed	$—	—	763	619	1,382	122	—	1,504	5.05%
Commercial mortgage-
backed	—	6,343	—	—	6,343	492	—	6,835	5.34
State and political
subdivisions	1,050	3,376	255	1,534	6,215	51	—	6,266	3.72
Total	$1,050	9,719	1,018	2,153	13,940	665	—	14,605	4.59
Fair value:
Debt securities	$1,050	10,239	1,101	2,215
Weighted average yield	1.35%	4.49%	4.59%	6.60%

December 31, 2010:
Carrying value:
Residential mortgage-
backed	$—	—	962	912	1,874	132	—	2,006	5.15%
Commercial mortgage-
backed	—	6,437	—	—	6,437	440	—	6,877	5.16
State and political
subdivisions	—	733	574	1,534	2,841	266	—	3,107	5.66
Total	$—	7,170	1,536	2,446	11,152	838	—	11,990	5.29
Fair value:
Debt securities	$—	7,645	1,635	2,710
Weighted average yield	—%	4.99%	4.71%	6.51%

Proceeds from sales of available-for-sale investment securities were $156.2 million and $283.7 million for the three and nine months ended September 30, 2011, respectively, compared to zero and $20.1 million for the three and nine months ended September 30, 2010. Gross realized gains and gross realized losses on investment securities for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Gross realized gains on sales of available-for-sale securities	$4,165	—	5,285	556
Gross realized losses on sales of available-for-sale securities	—	—	(1)	—
Other-than-temporary impairment	—	(2)	(2)	(3)
Net realized gains	$4,165	(2)	5,282	553

Investment securities with a carrying value of $263.6 million and $234.9 million at September 30, 2011 and December 31, 2010, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010 were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars expressed in thousands)
September 30, 2011:
Available for sale:
U.S. Government sponsored agencies	$20,058	(9)	—	—	20,058	(9)
Residential mortgage-backed	161,002	(350)	305	(92)	161,307	(442)
Corporate notes	142,128	(5,615)	—	—	142,128	(5,615)
Total	$323,188	(5,974)	305	(92)	323,493	(6,066)

December 31, 2010:
Available for sale:
U.S. Treasury	$91,193	(280)	—	—	91,193	(280)
U.S. Government sponsored agencies	8,731	(87)	—	—	8,731	(87)
Residential mortgage-backed	544,657	(9,218)	341	(75)	544,998	(9,293)
Total	$644,581	(9,585)	341	(75)	644,922	(9,660)

The Company does not believe that the investment securities that were in an unrealized loss position at September 30, 2011 and December 31, 2010 represent other-than-temporary impairment. The unrealized losses on these investment securities were primarily attributable to fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that First Bank will not be required to sell these securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired. The unrealized losses for residential mortgage-backed securities for 12 months or more at September 30, 2011 and December 31, 2010 included ten and nine securities, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of the loan portfolio at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Commercial, financial and agricultural	$768,047	1,045,832
Real estate construction and development	303,263	490,766
Real estate mortgage:
One-to-four family residential	920,624	1,050,895
Multi-family residential	128,144	178,289
Commercial real estate	1,320,905	1,642,920
Consumer and installment	25,206	33,623
Loans held for sale	36,595	54,470
Deferred loan costs (fees)	7	(4,511)
Loans, net of deferred loan costs (fees)	$3,502,791	4,492,284

Aging of Loans. The following table presents the aging of loans by loan classification at September 30, 2011 and December 31, 2010:

							Recorded
							Investment
	30-59	60-89	90 Days and	Total Past			> 90 Days
	Days	Days	Over	Due	Current	Total Loans	Accruing
	(dollars expressed in thousands)
September 30, 2011:
Commercial, financial and
agricultural	$1,831	1,842	71,505	75,178	692,869	768,047	470
Real estate construction and
development	562	—	83,632	84,194	219,069	303,263	1,922
One-to-four-family residential:
Bank portfolio	5,812	3,017	16,608	25,437	151,929	177,366	930
Mortgage Division portfolio	5,766	3,916	19,327	29,009	336,270	365,279	—
Home equity	4,031	1,196	8,857	14,084	363,895	377,979	685
Multi-family residential	437	9	7,595	8,041	120,103	128,144	—
Commercial real estate	4,340	3,123	66,967	74,430	1,246,475	1,320,905	47
Consumer and installment	259	117	48	424	24,789	25,213	—
Loan held for sale	—	—	—	—	36,595	36,595	—
Total	$23,038	13,220	274,539	310,797	3,191,994	3,502,791	4,054

December 31, 2010:
Commercial, financial and
agricultural	$5,574	7,286	68,274	81,134	964,698	1,045,832	909
Real estate construction and
development	1,523	10,816	137,176	149,515	341,251	490,766	2,932
One-to-four-family residential:
Bank portfolio	5,157	2,296	14,845	22,298	217,065	239,363	366
Mortgage Division portfolio	9,998	4,968	33,386	48,352	363,601	411,953	—
Home equity	5,373	1,658	8,438	15,469	384,110	399,579	1,316
Multi-family residential	16,279	1,670	12,960	30,909	147,380	178,289	—
Commercial real estate	9,391	15,252	129,187	153,830	1,489,090	1,642,920	—
Consumer and installment	515	265	165	945	28,167	29,112	—
Loan held for sale	—	—	—	—	54,470	54,470	—
Total	$53,810	44,211	404,431	502,452	3,989,832	4,492,284	5,523

Under the Company’s loan policy, loans are placed on nonaccrual status once principal or interest payments become 90 days past due. However, individual loan officers may submit written requests for approval to continue the accrual of interest on loans that become 90 days past due. These requests may be submitted for approval consistent with the authority levels provided in the Company’s credit approval policies, and they are only granted if an expected near term future event, such as a pending renewal or expected payoff, exists at the time the loan becomes 90 days past due. If the expected near term future event does not occur as anticipated, the loan is then placed on nonaccrual status. At September 30, 2011 and December 31, 2010, the Company had $4.1 million and $5.5 million, respectively, of loans past due 90 days or more and still accruing interest.

Credit Quality Indicators. The Company’s credit management policies and procedures focus on identifying, measuring and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal credit reviews, external audits and regulatory bank examinations. The system requires the rating of all loans at the time they are originated or acquired, except for homogeneous categories of loans, such as residential real estate mortgage loans and consumer loans. These homogeneous loans are assigned an initial rating based on the Company’s experience with each type of loan. The Company adjusts the ratings of the homogeneous loans based on payment experience subsequent to their origination.

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

Under the Company’s risk rating system, special mention loans are those loans that do not currently expose the Company to sufficient risk to warrant classification as substandard, troubled debt restructuring (TDR) or nonaccrual, but possess weaknesses that deserve management’s close attention. Substandard loans include those loans characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. A loan is classified as a TDR when a borrower is experiencing financial difficulties that lead to the restructuring of a loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. Loans classified as TDRs which are accruing interest are classified as performing TDRs. Loans classified as TDRs which are not accruing interest are classified as nonperforming TDRs and included with all other nonaccrual loans for presentation purposes. Loans classified as nonaccrual have all the weaknesses inherent in those loans classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable. Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table presents the credit exposure of the commercial loan portfolio by internally assigned credit grade as of September 30, 2011 and December 31, 2010:

		Real Estate
		Construction
	Commercial	and		Commercial
	and Industrial	Development	Multi-family	Real Estate	Total
	(dollars expressed in thousands)
September 30, 2011:
Pass	$612,076	79,773	66,864	1,026,115	1,784,828
Special mention	38,272	16,304	20,153	141,956	216,685
Substandard	42,145	122,332	30,344	83,213	278,034
Performing troubled debt restructuring	4,519	3,144	3,188	2,701	13,552
Nonaccrual	71,035	81,710	7,595	66,920	227,260
	$768,047	303,263	128,144	1,320,905	2,520,359

December 31, 2010:
Pass	$829,820	151,686	112,369	1,285,902	2,379,777
Special mention	48,264	73,464	47,376	113,469	282,573
Substandard	100,383	128,227	5,584	95,933	330,127
Performing troubled debt restructuring	—	3,145	—	18,429	21,574
Nonaccrual	67,365	134,244	12,960	129,187	343,756
	$1,045,832	490,766	178,289	1,642,920	3,357,807

The following table presents the credit exposure of the one-to-four family residential mortgage Bank portfolio and home equity portfolio by internally assigned credit grade as of September 30, 2011 and December 31, 2010:

	Bank	Home
	Portfolio	Equity	Total
	(dollars expressed in thousands)
September 30, 2011:
Pass	$140,307	367,372	507,679
Special mention	10,566	685	11,251
Substandard	10,815	1,750	12,565
Nonaccrual	15,678	8,172	23,850
	$177,366	377,979	555,345

December 31, 2010:
Pass	$175,947	389,566	565,513
Special mention	17,358	1,316	18,674
Substandard	31,579	1,575	33,154
Nonaccrual	14,479	7,122	21,601
	$239,363	399,579	638,942

The following table presents the credit exposure of the one-to-four family residential Mortgage Division portfolio and consumer and installment portfolio by payment activity as of September 30, 2011 and December 31, 2010:

	Mortgage	Consumer
	Division	and
	Portfolio	Installment	Total
	(dollars expressed in thousands)
September 30, 2011:
Pass	$257,412	25,165	282,577
Substandard	7,192	—	7,192
Performing troubled debt restructuring	81,348	—	81,348
Nonaccrual	19,327	48	19,375
	$365,279	25,213	390,492

December 31, 2010:
Pass	$277,379	28,947	306,326
Substandard	9,859	—	9,859
Performing troubled debt restructuring	91,329	—	91,329
Nonaccrual	33,386	165	33,551
	$411,953	29,112	441,065

Impaired Loans. Loans deemed to be impaired include TDRs and nonaccrual loans. Impaired loans with outstanding balances equal to or greater than $500,000 are evaluated individually for impairment. For these loans, the Company measures the level of impairment based on the present value of the estimated projected cash flows or the estimated value of the collateral. If the current valuation is lower than the current book balance of the loan, the negative difference is evaluated for possible charge-off. In instances where management determines that a charge-off is not appropriate, a specific reserve is established for the individual loan in question. This specific reserve is included as a part of the overall allowance for loan losses.

The following tables present the recorded investment, unpaid principal balance, related allowance for loan losses, average recorded investment and interest income recognized while on impaired status for impaired loans without a related allowance for loan losses and for impaired loans with a related allowance for loan losses by loan classification at September 30, 2011 and December 31, 2010:

		Unpaid	Related	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income
	Investment	Balance	Loan Losses	Investment	Recognized
	(dollars expressed in thousands)
September 30, 2011:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$15,622	25,469	—	15,932	268
Real estate construction and development	47,891	53,038	—	63,624	90
Real estate mortgage:
Bank portfolio	5,765	5,821	—	5,436	—
Mortgage Division portfolio	11,707	25,136	—	13,113	—
Home equity portfolio	—	—	—	—	—
Multi-family residential	4,399	4,449	—	4,829	48
Commercial real estate	22,880	28,266	—	32,708	87
Consumer and installment	—	—	—	—	—
	108,264	142,179	—	135,642	493
With A Related Allowance Recorded:
Commercial, financial and agricultural	59,932	98,008	9,338	61,123	—
Real estate construction and development	36,963	57,429	4,996	49,106	53
Real estate mortgage:
Bank portfolio	9,913	10,844	555	9,346	—
Mortgage Division portfolio	88,968	98,039	14,887	99,649	1,885
Home equity portfolio	8,172	8,612	1,634	7,543	—
Multi-family residential	6,384	6,535	581	7,007	—
Commercial real estate	46,741	48,591	6,510	66,819	173
Consumer and installment	48	47	7	72	—
	257,121	328,105	38,508	300,665	2,111
Total:
Commercial, financial and agricultural	75,554	123,477	9,338	77,055	268
Real estate construction and development	84,854	110,467	4,996	112,730	143
Real estate mortgage:
Bank portfolio	15,678	16,665	555	14,782	—
Mortgage Division portfolio	100,675	123,175	14,887	112,762	1,885
Home equity portfolio	8,172	8,612	1,634	7,543	—
Multi-family residential	10,783	10,984	581	11,836	48
Commercial real estate	69,621	76,857	6,510	99,527	260
Consumer and installment	48	47	7	72	—
	$365,385	470,284	38,508	436,307	2,604

		Unpaid	Related	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income
	Investment	Balance	Loan Losses	Investment	Recognized
	(dollars expressed in thousands)
December 31, 2010:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$9,777	29,258	—	9,244	246
Real estate construction and development	40,527	40,997	—	79,408	38
Real estate mortgage:
Bank portfolio	4,141	4,324	—	4,088	—
Mortgage Division portfolio	15,469	34,113	—	15,536	—
Home equity portfolio	—	—	—	—	—
Multi-family residential	5,555	5,702	—	4,833	—
Commercial real estate	54,317	56,983	—	47,881	1,249
Consumer and installment	—	—	—	—	—
	129,786	171,377	—	160,990	1,533
With A Related Allowance Recorded:
Commercial, financial and agricultural	57,588	70,668	6,617	54,448	21
Real estate construction and development	96,862	187,568	10,605	189,790	695
Real estate mortgage:
Bank portfolio	10,338	12,550	372	10,204	—
Mortgage Division portfolio	109,246	117,075	16,746	109,721	3,697
Home equity portfolio	7,122	7,601	1,155	5,302	—
Multi-family residential	7,405	12,349	1,024	6,443	—
Commercial real estate	93,299	120,311	14,329	82,244	—
Consumer and installment	165	165	55	290	—
	382,025	528,287	50,903	458,442	4,413
Total:
Commercial, financial and agricultural	67,365	99,926	6,617	63,692	267
Real estate construction and development	137,389	228,565	10,605	269,198	733
Real estate mortgage:
Bank portfolio	14,479	16,874	372	14,292	—
Mortgage Division portfolio	124,715	151,188	16,746	125,257	3,697
Home equity portfolio	7,122	7,601	1,155	5,302	—
Multi-family residential	12,960	18,051	1,024	11,276	—
Commercial real estate	147,616	177,294	14,329	130,125	1,249
Consumer and installment	165	165	55	290	—
	$511,811	699,664	50,903	619,432	5,946

Recorded investment represents the Company’s investment in its impaired loans reduced by any charge-offs recorded against the allowance for loan losses on these same loans. At September 30, 2011 and December 31, 2010, the Company had recorded charge-offs of $104.9 million and $187.9 million, respectively, on its impaired loans, representing the difference between the unpaid principal balance and the recorded investment reflected in the table above. The unpaid principal balance represents the principal amount contractually owed to the Company by the borrowers on the impaired loans.

Impaired Loans Acquired in Acquisitions. The outstanding balance and carrying amount of impaired loans acquired in acquisitions was $1.4 million and $314,000, respectively, at December 31, 2010, and $3.0 million and $672,000, respectively, at September 30, 2010. There were no outstanding impaired loans acquired in acquisitions at September 30, 2011 and there were no impaired loans acquired during the three and nine months ended September 30, 2011 and 2010. As the loans were classified as nonaccrual loans, there was no accretable yield related to these loans at December 31, 2010. Changes in the carrying amount of impaired loans acquired in acquisitions for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Balance, beginning of period	$94	940	314	1,945
Transfers to other real estate	—	(147)	(49)	(517)
Loans charged-off	(33)	(159)	(62)	(716)
Payments and settlements	(61)	38	(203)	(40)
Balance, end of period	$—	672	—	672

Troubled debt restructurings. In the ordinary course of business, the Company modifies loan terms across loan types, including both consumer and commercial loans, for a variety of reasons. Modifications to consumer loans may include, but are not limited to, changes in interest rate, maturity, amortization and financial covenants. In the original underwriting, loan terms are established that represent the then current and projected financial condition of the borrower. Over any period of time, modifications to these loan terms may be required due to changes in the original underwriting assumptions. These changes may include the financial requirements of the borrower as well as underwriting standards. If the modified terms are consistent with competitive market conditions and representative of terms the borrower could otherwise obtain in the open market, the modified loan is not categorized as a TDR.

Loan modifications are generally performed at the request of the individual borrower and may include reduction in interest rates, changes in payments and maturity date extensions. Although the Company does not have formal, standardized loan modification programs for its commercial or consumer loan portfolios, it participates in the U.S. Department of the Treasury’s (U.S. Treasury) Home Affordable Modification Program (HAMP). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. At September 30, 2011 and December 31, 2010, the Company had $73.4 million and $64.2 million, respectively, of modified loans in HAMP.

For a loan modification to be classified as a TDR, all of the following conditions must be present: (1) the borrower is experiencing financial difficulty, (2) the Company makes a concession to the original contractual loan terms and (3) the Company would not consider the concessions but for economic or legal reasons related to the borrower’s financial difficulty. Modifications of loan terms to borrowers experiencing financial difficulty are made in an attempt to protect as much of the investment in the loan as possible. These modifications are generally made to either prevent a loan from becoming nonaccrual or to return a nonaccrual loan to performing status based on the expectations that the borrower can adequately perform in accordance with the modified terms.

The determination of whether a modification should be classified as a TDR requires significant judgment after taking into consideration all facts and circumstances surrounding the transaction. No single characteristic or factor, taken alone, is determinative of whether a modification should be classified as a TDR. The fact that a single characteristic is present is not considered sufficient to overcome the preponderance of contrary evidence. Assuming all of the TDR criteria are met, the Company considers one or more of the following concessions to the loan terms to represent a TDR: (1) a reduction of the stated interest rate, (2) an extension of the maturity date or dates at a stated interest rate lower than the current market rate for a new loan with similar terms or (3) forgiveness of principal or accrued interest.

Loans renegotiated at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from TDR classification in the calendar years subsequent to the renegotiation if the loan is in compliance with the modified terms for at least six months.

The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending upon the individual facts and circumstances of the loan. TDRs accruing interest are classified as performing TDRs. The following table presents the categories of performing TDRs as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Commercial, financial and agricultural	$4,519	—
Real estate construction and development	3,144	3,145
Real estate mortgage:
One-to-four family residential	81,348	91,329
Multi-family residential	3,188	—
Commercial real estate	2,701	18,429
Total performing troubled debt restructurings	$94,900	112,903

The Company does not accrue interest on TDRs which have been modified for a period less than six months or are not in compliance with the modified terms. These loans are considered nonperforming TDRs and are included with other nonaccrual loans for classification purposes. The following table presents the categories of loans considered nonperforming TDRs as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Commercial, financial and agricultural	$1,555	5,432
Real estate construction and development	7,496	9,927
Real estate mortgage:
One-to-four family residential	4,872	4,923
Commercial real estate	8,968	5,909
Total nonperforming troubled debt restructurings	$22,891	26,191

Both performing and nonperforming TDRs are considered to be impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses. The allowance for loan losses allocated to TDRs was $11.2 million and $11.4 million at September 30, 2011 and December 31, 2010, respectively.

The following table presents loans classified as TDRs that were modified during the three and nine months ended September 30, 2011:

	Loan Modifications as Troubled Debt Restructurings
	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	(dollars expressed in thousands)
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial, financial and agricultural	—	$—	$—	3	$1,945	$1,945
Real estate construction and development	2	7,372	6,354	2	7,372	6,354
Real estate mortgage:
One-to-four family residential	22	4,374	3,930	94	17,187	16,094
Multi-family residential	1	4,964	3,209	1	4,964	3,209
Commercial real estate	1	259	250	3	9,246	6,022

The following table presents TDRs that defaulted within twelve months of modification during the three and nine months ended September 30, 2011:

Troubled Debt Restructurings That Subsequently Defaulted
	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
(dollars expressed in thousands)
Real estate mortgage:
One-to-four family residential	7	$1,213	29	$6,819

Upon default of a TDR, which is considered to be 90 days or more past due under the modified terms, impairment is measured based on the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses.

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

Changes in the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Balance, beginning of period	$161,186	241,969	201,033	266,448
Allowance for loan losses allocated to loans sold	—	—	—	(321)
	161,186	241,969	201,033	266,127
Loans charged-off	(26,074)	(58,293)	(112,237)	(246,082)
Recoveries of loans previously charged-off	3,612	5,375	16,928	44,006
Net loans charged-off	(22,462)	(52,918)	(95,309)	(202,076)
Provision for loan losses	19,000	37,000	52,000	162,000
Balance, end of period	$157,724	226,051	157,724	226,051

The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011 in addition to the impairment method used by loan category at September 30, 2011:

		Real Estate
	Commercial	Construction	One-to-Four	Multi-		Consumer
	and	and	Family	Family	Commercial	and
	Industrial	Development	Residential	Residential	Real Estate	Installment	Total
	(dollars expressed in thousands)
Three months ended
September 30, 2011:
Allowance for loan losses:
Beginning balance	$28,938	35,768	52,609	5,287	38,061	523	161,186
Charge-offs	(9,248)	(5,944)	(8,589)	(60)	(2,144)	(89)	(26,074)
Recoveries	1,559	575	710	485	219	64	3,612
Provision (benefit) for loan
losses	9,298	2,380	7,014	85	266	(43)	19,000
Ending balance	$30,547	32,779	51,744	5,797	36,402	455	157,724

Nine months ended
September 30, 2011:
Allowance for loan losses:
Beginning balance	$28,000	58,439	60,762	5,158	47,880	794	201,033
Charge-offs	(31,992)	(25,630)	(25,076)	(2,990)	(26,165)	(384)	(112,237)
Recoveries	5,525	4,958	3,331	528	2,323	263	16,928
Provision (benefit) for loan
losses	29,014	(4,988)	12,727	3,101	12,364	(218)	52,000
Ending balance	$30,547	32,779	51,744	5,797	36,402	455	157,724

Ending balance: individually
evaluated for impairment	$7,710	3,163	2,855	349	5,006	—	19,083
Ending balance: collectively
evaluated for impairment	$22,837	29,616	48,889	5,448	31,396	455	138,641
Financing receivables:
Ending balance	$768,047	303,263	920,624	128,144	1,320,905	25,213	3,466,196
Ending balance: individually
evaluated for impairment	$56,277	77,809	17,968	10,783	64,098	—	226,935
Ending balance: collectively
evaluated for impairment	$711,770	225,454	902,656	117,361	1,256,807	25,213	3,239,261
Ending balance: loans acquired
with deteriorated credit
quality	$—	—	—	—	—	—	—

The following table represents a summary of the allowance for loan losses by portfolio segment at December 31, 2010 in addition to the impairment method used by loan category at December 31, 2010:

		Real Estate
	Commercial	Construction	One-to-Four	Multi-		Consumer
	and	and	Family	Family	Commercial	and
	Industrial	Development	Residential	Residential	Real Estate	Installment	Total
	(dollars expressed in thousands)
December 31, 2010:
Allowance for loan losses	$28,000	58,439	60,762	5,158	47,880	794	201,033
Ending balance: individually
evaluated for impairment	$4,690	6,572	4,975	644	9,997	—	26,878
Ending balance: collectively
evaluated for impairment	$23,310	51,867	55,787	4,514	37,883	794	174,155
Financing receivables:
Ending balance	$1,045,832	490,766	1,050,895	178,289	1,642,920	29,112	4,437,814
Ending balance: individually
evaluated for impairment	$44,585	128,797	30,388	12,960	136,254	—	352,984
Ending balance: collectively
evaluated for impairment	$1,001,247	361,969	1,020,507	165,329	1,506,666	29,112	4,084,830
Ending balance: loans acquired
with deteriorated credit
quality	$—	—	314	—	—	—	314

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets, net of amortization, were comprised of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(dollars expressed in thousands)
Amortized intangible assets:
Core deposit intangibles (1)	$17,074	(16,314)	20,594	(17,507)

Unamortized intangible assets:
Goodwill (2)	$125,967		125,967
____________________

(1)	The gross carrying amount and accumulated amortization for core deposit intangibles at December 31, 2010 have been reduced by $617,000 and $559,000, respectively, or a net of $58,000, related to discontinued operations, as further described in Note 2 to the consolidated financial statements.
(2)	Goodwill at December 31, 2010 has been reduced by $2.0 million, related to discontinued operations and assets held for sale, as further described below and in Note 2 to the consolidated financial statements.

The Company allocated goodwill to the sales of the remaining branches in the Northern Illinois Region and the Edwardsville Branch of $1.5 million and $500,000, respectively, based on the relative fair values of the operations disposed of during 2011 and the portion of the First Bank segment that will be retained. The allocation of goodwill to the sale of the remaining branches in the Northern Illinois Region reduced the gain on sale of discontinued operations during the nine months ended September 30, 2011. The allocation of goodwill to the sale of the Edwardsville Branch reduced other income during the nine months ended September 30, 2011. The Company did not allocate any goodwill to the sale of the San Jose Branch.

Core deposit intangibles of $58,000 related to the sale of the remaining branches in the Northern Illinois Region were included in assets of discontinued operations at December 31, 2010 and reduced the gain on sale of discontinued operations during the nine months ended September 30, 2011.

Amortization of intangible assets was $728,000 and $2.3 million for the three and nine months ended September 30, 2011, respectively, compared to $800,000 and $2.5 million for the comparable periods in 2010. Amortization of core deposit intangibles has been estimated in the following table.

(dollars expressed
in thousands)
Year ending December 31:
2011 remaining	$296
2012	464
Total	$760

Changes in the carrying amount of goodwill for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Balance, beginning of period	$125,967	127,967	125,967	136,967
Goodwill allocated to sale transactions (1)	—	—	—	(9,000)
Balance, end of period	$125,967	127,967	125,967	127,967
____________________

(1)	Goodwill allocated to sale transactions pertains to the sale of a portion of the Northern Illinois Region in September 2010, as further described in Note 2 to the consolidated financial statements.

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

As a result of continued adversity in the Company’s business climate, the Company performed an interim period goodwill impairment analysis as of September 30, 2011. The Step 1 analysis of the interim goodwill impairment test indicated the carrying amount of the Company’s single reporting unit exceeded the estimated fair value. Therefore, Step 2 testing was required. The Company determined, as a result of the Step 2 analysis, that the goodwill assigned to the Company’s single reporting unit was not impaired as of September 30, 2011.

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

The estimated fair value assigned to loans significantly affected the determination of the implied fair value of First Bank’s goodwill at September 30, 2011 and December 31, 2010. The implied fair value of a reporting unit’s goodwill will generally increase if the estimated fair value of the reporting unit’s loans is less than the carrying value of the reporting unit’s loans. The estimated fair value of the reporting unit’s loans was derived from discounted cash flow analyses. Loans were grouped into loan pools based on similar characteristics such as maturity, payment type and payment frequency, and rate type and underlying index. These cash flow calculations include assumptions for prepayment estimates over the loan’s remaining life, considerations for the current interest rate environment compared to the weighted average rate of the loan portfolio, a credit risk component based on the historical and expected performance of each loan portfolio stratum and a liquidity adjustment related to the current market environment. To the extent any of these assumptions change in the future, the implied fair value of the reporting unit’s goodwill could change materially. A decrease in the discount rate utilized in deriving the estimated fair value of the reporting unit’s loans would decrease the implied fair value of goodwill.

The estimated fair value assigned to the core deposit intangible, or First Bank’s deposit base, also significantly affected the determination of the implied fair value of First Bank’s goodwill at September 30, 2011 and December 31, 2010. The implied fair value of a reporting unit’s goodwill will generally decrease by the estimated fair value assigned to the reporting unit’s core deposit intangible. The estimated fair value of the core deposit intangible was derived from discounted cash flow analyses with considerations for estimated deposit runoff, cost of the deposit base, interest costs, net maintenance costs and the cost of alternative funds. The resulting estimate of the fair value of the core deposit intangible represents the present value of the difference in cash flows between maintaining the existing deposits and obtaining alternative funds over the life of the deposit base. To the extent any of these assumptions used to determine the estimated fair value of the core deposit intangible change in the future, the implied fair value of the reporting unit’s goodwill could change materially.

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

NOTE 6 – SERVICING RIGHTS

Mortgage Banking Activities. At September 30, 2011 and December 31, 2010, First Bank serviced mortgage loans for others totaling $1.27 billion. Changes in mortgage servicing rights for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Balance, beginning of period	$11,739	11,443	12,150	12,130
Originated mortgage servicing rights	617	1,262	2,230	2,721
Change in fair value resulting from changes in valuation inputs or
assumptions used in valuation model (1)	(3,497)	(2,443)	(4,572)	(3,465)
Other changes in fair value (2)	(470)	(858)	(1,419)	(1,982)
Balance, end of period	$8,389	9,404	8,389	9,404
____________________

(1)	The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Other Servicing Activities. At September 30, 2011 and December 31, 2010, First Bank serviced United States Small Business Administration (SBA) loans for others totaling $182.8 million and $200.4 million, respectively. Changes in SBA servicing rights for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Balance, beginning of period	$7,087	7,823	7,432	8,478
Originated SBA servicing rights	—	—	—	63
Change in fair value resulting from changes in valuation inputs or
assumptions used in valuation model (1)	107	100	333	524
Other changes in fair value (2)	(510)	(174)	(1,081)	(1,316)
Balance, end of period	$6,684	7,749	6,684	7,749
____________________

(1)	The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

NOTE 7 – EARNINGS (LOSS) PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings (loss) per share (EPS) for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars in thousands, except share and per share data)
Basic:
Net loss from continuing operations attributable to First Banks, Inc.	$(2,074)	(54,241)	(25,967)	(152,212)
Preferred stock dividends declared and undeclared	(4,506)	(4,272)	(13,341)	(12,650)
Accretion of discount on preferred stock	(874)	(853)	(2,593)	(2,529)
Net loss from continuing operations attributable to common stockholders	(7,454)	(59,366)	(41,901)	(167,391)
Net income from discontinued operations attributable to common
stockholders	—	6,430	696	11,884
Net loss available to First Banks, Inc. common stockholders	$(7,454)	(52,936)	(41,205)	(155,507)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661

Basic loss per common share – continuing operations	$(315.01)	(2,509.02)	(1,770.84)	(7,074.56)
Basic earnings per common share – discontinued operations	$—	271.76	29.42	502.26
Basic loss per common share	$(315.01)	(2,237.26)	(1,741.42)	(6,572.30)

Diluted:
Net loss from continuing operations attributable to common stockholders	$(7,454)	(59,366)	(41,901)	(167,391)
Net income from discontinued operations attributable to common
stockholders	—	6,430	696	11,884
Net loss available to First Banks, Inc. common stockholders	(7,454)	(52,936)	(41,205)	(155,507)
Effect of dilutive securities:
Class A convertible preferred stock	—	—	—	—
Diluted loss per common share – net loss available to First Banks, Inc.
common stockholders	$(7,454)	(52,936)	(41,205)	(155,507)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661
Effect of dilutive securities:
Class A convertible preferred stock	—	—	—	—

Weighted average diluted shares of common stock outstanding	23,661	23,661	23,661	23,661

Diluted loss per common share – continuing operations	$(315.01)	(2,509.02)	(1,770.84)	(7,074.56)
Diluted earnings per common share – discontinued operations	$—	271.76	29.42	502.26
Diluted loss per common share	$(315.01)	(2,237.26)	(1,741.42)	(6,572.30)

NOTE 8 – TRANSACTIONS WITH RELATED PARTIES

First Services, L.P. First Services, L.P. (First Services), a limited partnership indirectly owned by the Company’s Chairman and members of his immediate family, provides information technology, item processing and various related services to the Company and First Bank. Fees paid under agreements with First Services were $6.2 million and $18.5 million for the three and nine months ended September 30, 2011, respectively, and $6.4 million and $20.0 million for the comparable periods in 2010. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of such equipment of $459,000 and $1.5 million during the three and nine months ended September 30, 2011, respectively, and $649,000 and $2.0 million for the comparable periods in 2010. In addition, First Services paid $462,000 and $1.4 million for the three and nine months ended September 30, 2011, respectively, and $463,000 and $1.4 million for the comparable periods in 2010, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.

Effective January 1, 2009, First Services entered into an Affiliate Services Agreement with the Company and First Bank. The Affiliate Services Agreement relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, insurance services and vendor payment processing services. Fees accrued under the Affiliate Services Agreement by First Services were $39,000 and $117,000 for the three and nine months ended September 30, 2011, respectively, and $57,000 and $173,000 for the comparable periods in 2010.

First Brokerage America, L.L.C. First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by the Company’s Chairman and members of his immediate family, received $1.2 million and $4.1 million for the three and nine months ended September 30, 2011, respectively, and $1.2 million and $3.8 million for the comparable periods in 2010, in gross commissions paid by unaffiliated third-party companies. The commissions received primarily resulted from sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid $96,000 and $392,000 for the three and nine months ended September 30, 2011, respectively, and $101,000 and $198,000 for the comparable periods in 2010, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.

Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of the Company’s Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $120,000 and $357,000 for the three and nine months ended September 30, 2011, respectively, and $116,000 and $345,000 for the comparable periods in 2010.

First Capital America, Inc. / FB Holdings, LLC. In May 2008, the Company formed FB Holdings, a limited liability company organized in the state of Missouri. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. During 2008, First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $133.3 million and FCA contributed cash of $125.0 million to FB Holdings. As a result, First Bank owned 53.23% and FCA owned the remaining 46.77% of FB Holdings as of September 30, 2011. The contribution of cash by FCA is reflected as a component of stockholders’ equity in the consolidated balance sheets and, consequently, increased the Company’s and First Bank’s risk-based capital ratios under then-existing regulatory guidelines, subject to certain limitations.

FB Holdings entered into a Services Agreement with First Bank effective May 2008. The Services Agreement relates to various services provided to FB Holdings by First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the Services Agreement by FB Holdings were $44,000 and $152,000 for the three and nine months ended September 30, 2011, respectively, and $71,000 and $258,000 for the comparable periods in 2010.

Investors of America Limited Partnership. On March 24, 2011, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement (the Credit Agreement) with Investors of America Limited Partnership (Investors of America, LP), as further described in Note 11 to the consolidated financial statements. Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of the Company’s Chairman and members of his immediate family. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of December 31, 2012 and an interest rate of the London Interbank Offered Rate (LIBOR) plus 300 basis points, is intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses for the foreseeable future. There were no balances outstanding with respect to the Credit Agreement as of and for the nine months ended September 30, 2011.

Loans to Directors and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. Loans to directors, their affiliates and executive officers of the Company were $19.0 million and $9.1 million at September 30, 2011 and December 31, 2010, respectively. First Bank does not extend credit to its officers or to officers of the Company, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.

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

The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at September 30, 2011 and December 31, 2010. The Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below in order to meet the minimum capital adequacy standards.

First Bank was categorized as well capitalized at September 30, 2011 and December 31, 2010 under the prompt corrective action provisions of the regulatory capital standards. First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below in order to be categorized as well capitalized. In addition, First Bank is currently required to maintain its Tier 1 capital to total assets ratio at no less than 7.00% in accordance with the provisions of its informal agreement entered into with the MDOF, as further described in Note 1 to the consolidated financial statements. First Bank’s Tier 1 capital to total assets ratio of 8.17% and 7.68% at September 30, 2011 and December 31, 2010, respectively, exceeded the 7.00% minimum level required under the terms of the informal agreement with the MDOF.

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

At September 30, 2011 and December 31, 2010, the Company and First Bank’s required and actual capital ratios were as follows:

						To be Well
						Capitalized
						Under
						Prompt
	Actual				For Capital	Corrective
	September 30, 2011		December 31, 2010 (1)		Adequacy	Action
	Amount	Ratio	Amount	Ratio	Purposes	Provisions
	(dollars expressed in thousands)
Total capital (to risk-weighted assets):
First Banks, Inc.	$126,832	3.07%	$305,006	6.29%	8.0%	N/A
First Bank	604,460	14.65	626,976	12.95	8.0	10.0%

Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	63,416	1.54	152,503	3.15	4.0	N/A
First Bank	551,555	13.37	564,664	11.66	4.0	6.0

Tier 1 capital (to average assets):
First Banks, Inc.	63,416	0.94	152,503	1.99	4.0	N/A
First Bank	551,555	8.22	564,664	7.40	4.0	5.0
____________________

(1)	The decline in First Banks, Inc.’s regulatory capital ratios during the first nine months of 2011 reflects the implementation of new Federal Reserve rules that became effective on March 31, 2011, as further described below. First Banks, Inc.’s total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) at December 31, 2010 would have been 4.53%, 2.27% and 1.44%, respectively, under the new rules if implemented as of December 31, 2010.

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

The business segment results are consistent with the Company’s internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. The business segment results are summarized as follows:

			Corporate, Other and
	First Bank		Intercompany Reclassifications		Consolidated Totals
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010	2011	2010
	(dollars expressed in thousands)
Balance sheet information:
Investment securities	$2,413,460	1,483,659	10,678	10,678	2,424,138	1,494,337
Loans, net of deferred loan costs (fees)	3,502,791	4,492,284	—	—	3,502,791	4,492,284
FRB and FHLB stock	27,257	30,121	—	—	27,257	30,121
Goodwill and other intangible assets	126,727	129,054	—	—	126,727	129,054
Assets held for sale	—	2,266	—	—	—	2,266
Assets of discontinued operations	—	43,532	—	—	—	43,532
Total assets	6,768,646	7,361,706	15,319	16,422	6,783,965	7,378,128
Deposits	5,947,009	6,462,068	(3,196)	(3,653)	5,943,813	6,458,415
Other borrowings	53,112	31,761	—	—	53,112	31,761
Subordinated debentures	—	—	354,038	353,981	354,038	353,981
Liabilities held for sale	—	23,406	—	—	—	23,406
Liabilities of discontinued operations	—	94,184	—	—	—	94,184
Stockholders’ equity	703,843	693,458	(408,811)	(386,163)	295,032	307,295

			Corporate, Other and
			Intercompany
	First Bank		Reclassifications		Consolidated Totals
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
	(dollars expressed in thousands)
Income statement information:
Interest income	$56,671	77,469	132	180	56,803	77,649
Interest expense	7,564	15,591	3,405	3,404	10,969	18,995
Net interest income (loss)	49,107	61,878	(3,273)	(3,224)	45,834	58,654
Provision for loan losses	19,000	37,000	—	—	19,000	37,000
Net interest income (loss) after provision for
loan losses	30,107	24,878	(3,273)	(3,224)	26,834	21,654
Noninterest income	16,972	17,913	8	(848)	16,980	17,065
Amortization of intangible assets	728	800	—	—	728	800
Other noninterest expense	57,528	87,724	(119)	(139)	57,409	87,585
Loss from continuing operations before (benefit)
provision for income taxes	(11,177)	(45,733)	(3,146)	(3,933)	(14,323)	(49,666)
(Benefit) provision for income taxes	(11,572)	5,250	(9)	(57)	(11,581)	5,193
Net income (loss) from continuing operations, net
of tax	395	(50,983)	(3,137)	(3,876)	(2,742)	(54,859)
Discontinued operations, net of tax	—	6,430	—	—	—	6,430
Net income (loss)	395	(44,553)	(3,137)	(3,876)	(2,742)	(48,429)
Net loss attributable to noncontrolling interest in
subsidiary	(668)	(618)	—	—	(668)	(618)
Net income (loss) attributable to First Banks, Inc.	$1,063	(43,935)	(3,137)	(3,876)	(2,074)	(47,811)

			Corporate, Other and
			Intercompany
	First Bank		Reclassifications		Consolidated Totals
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
	(dollars expressed in thousands)
Income statement information:
Interest income	$177,783	243,498	385	421	178,168	243,919
Interest expense	27,098	52,601	10,068	9,694	37,166	62,295
Net interest income (loss)	150,685	190,897	(9,683)	(9,273)	141,002	181,624
Provision for loan losses	52,000	162,000	—	—	52,000	162,000
Net interest income (loss) after provision for
loan losses	98,685	28,897	(9,683)	(9,273)	89,002	19,624
Noninterest income	46,516	53,149	(210)	(332)	46,306	52,817
Amortization of intangible assets	2,327	2,525	—	—	2,327	2,525
Other noninterest expense	172,476	217,804	(541)	60	171,935	217,864
Loss from continuing operations before (benefit)
provision for income taxes	(29,602)	(138,283)	(9,352)	(9,665)	(38,954)	(147,948)
(Benefit) provision for income taxes	(11,412)	5,504	(45)	(158)	(11,457)	5,346
Net loss from continuing operations, net of tax	(18,190)	(143,787)	(9,307)	(9,507)	(27,497)	(153,294)
Discontinued operations, net of tax	696	11,884	—	—	696	11,884
Net loss	(17,494)	(131,903)	(9,307)	(9,507)	(26,801)	(141,410)
Net loss attributable to noncontrolling interest in
subsidiary	(1,530)	(1,082)	—	—	(1,530)	(1,082)
Net loss attributable to First Banks, Inc.	$(15,964)	(130,821)	(9,307)	(9,507)	(25,271)	(140,328)

NOTE 11 – NOTES PAYABLE AND OTHER BORROWINGS

Notes Payable. On March 24, 2011, the Company entered into a Credit Agreement with Investors of America, LP, as further described in Note 8 to the consolidated financial statements. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of December 31, 2012 and an interest rate of LIBOR plus 300 basis points, is intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses for the foreseeable future. The parent company’s unrestricted cash was $3.2 million and $3.6 million at September 30, 2011 and December 31, 2010, respectively. There were no balances outstanding with respect to the Credit Agreement as of and for the nine months ended September 30, 2011.

Other Borrowings. Other borrowings were comprised solely of daily securities sold under agreement to repurchase of $53.1 million and $31.8 million at September 30, 2011 and December 31, 2010, respectively.

NOTE 12 – SUBORDINATED DEBENTURES

The Company has formed or assumed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. The Company owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate junior subordinated debentures from the Company. The junior subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, the Company made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts under the trust preferred securities. The Company’s distributions accrued on the junior subordinated debentures were $3.4 million and $10.0 million for the three and nine months ended September 30, 2011, respectively, and $3.4 million and $9.7 million for the comparable periods in 2010, and are included in interest expense in the consolidated statements of operations. Deferred issuance costs associated with the Company’s junior subordinated debentures are included as a reduction of junior subordinated debentures in the consolidated balance sheets and are amortized on a straight-line basis to the maturity date of the respective junior subordinated debentures. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in the Company’s capital base, as further discussed in Note 9 to the consolidated financial statements.

A summary of the junior subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at September 30, 2011 and December 31, 2010 were as follows:

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
____________________

(1)	The junior subordinated debentures are callable at the option of the Company on the call date shown at 100% of the principal amount plus accrued and unpaid interest.
(2)	The interest rates paid on the trust preferred securities are based on either a variable rate or a fixed rate. The variable rate is based on the three-month LIBOR plus the basis point spread shown.

In August 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated notes and the related trust indentures allow the Company to defer such payments of interest for up to 20 consecutive quarterly periods without default or penalty. The Company has deferred such payments for nine quarterly periods as of September 30, 2011. During the deferral period, the respective trusts will suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. The Company has deferred $27.9 million and $18.8 million of its regularly scheduled interest payments as of September 30, 2011 and December 31, 2010, respectively. In addition, the Company has accrued additional interest expense of $1.5 million and $621,000 as of September 30, 2011 and December 31, 2010, respectively, on the regularly scheduled deferred interest payments based on the interest rate in effect for each junior subordinated note issuance in accordance with the respective terms of the underlying agreements.

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

The Company allocated the total proceeds received under the CPP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million is being accreted to retained earnings on a level-yield basis over five years. Accretion of the discount on the Class C Preferred Stock was $874,000 and $2.6 million for the three and nine months ended September 30, 2011, respectively, compared to $853,000 and $2.5 million for the comparable periods in 2010.

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

On August 10, 2009, the Company began suspending the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009. The Company has deferred such payments for nine quarterly periods as of September 30, 2011. The Company has declared and deferred $36.2 million and $24.1 million of its regularly scheduled dividend payments on its Class C Preferred Stock and Class D Preferred Stock, and has declared and accrued an additional $2.3 million and $990,000 of cumulative dividends on such deferred dividend payments at September 30, 2011 and December 31, 2010, respectively.

The following table presents the transactions affecting accumulated other comprehensive income (loss) included in stockholders’ equity for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Net loss	$(2,742)	(48,429)	(26,801)	(141,410)
Other comprehensive income (loss):
Unrealized gains on available-for-sale investment securities, net of tax	5,644	4,748	29,024	15,926
Reclassification adjustment for available-for-sale investment securities
(gains) losses included in net loss, net of tax	(2,708)	2	(3,427)	(359)
Reclassification adjustment for deferred tax asset valuation allowance
on investment securities (1)	(10,002)	2,557	2,200	8,382
Change in unrealized gains on derivative instruments, net of tax	—	(1,245)	—	(3,734)
Reclassification adjustment for deferred tax asset valuation allowance
on derivative instruments (2)	—	6,146	—	4,806
Amortization of net loss related to pension liability, net of tax	15	64	47	193
Reclassification adjustment for deferred tax asset valuation allowance
on pension liability	12	47	35	140
Comprehensive (loss) income	(9,781)	(36,110)	1,078	(116,056)
Comprehensive loss attributable to noncontrolling interest in
subsidiary	(668)	(618)	(1,530)	(1,082)
Comprehensive (loss) income attributable to First Banks, Inc.	$(9,113)	(35,492)	2,608	(114,974)
____________________

(1)	In the third quarter of 2011, the Company recorded an intraperiod tax allocation of $11.6 million between accumulated other comprehensive income and net loss from continuing operations, as further described in Note 14 to the consolidated financial statements.
(2)	In the third quarter of 2010, the Company reclassified an accumulated other comprehensive loss of $6.8 million related to the establishment of a deferred tax asset valuation allowance to its provision for income taxes related to the expiration of the amortization period of the unrealized gain on certain terminated interest rate swap agreements that had been designated as cash flow hedges on certain loans, as further described in Note 14 and Note 16 to the consolidated financial statements.

NOTE 14 – INCOME TAXES

The realization of the Company’s net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies. The Company has a full valuation allowance against its net deferred tax assets at September 30, 2011 and December 31, 2010. The deferred tax asset valuation allowance was recorded in accordance with ASC Topic 740, “Income Taxes.” Under ASC Topic 740, the Company is required to assess whether it is “more likely than not” that some portion or all of its deferred tax assets will not be realized. Pursuant to ASC Topic 740, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years. If, in the future, the Company generates taxable income on a sustained basis, management may conclude the deferred tax asset valuation allowance is no longer required, which would result in the reversal of a portion or all of the deferred tax asset valuation allowance, which would be reflected as a benefit for income taxes in the consolidated statements of operations.

A summary of the Company’s deferred tax assets and deferred tax liabilities at September 30, 2011 and December 31, 2010 is as follows:

	September 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Gross deferred tax assets	$400,369	387,202
Valuation allowance	(376,852)	(369,198)
Deferred tax assets, net of valuation allowance	23,517	18,004
Deferred tax liabilities	30,699	25,186
Net deferred tax liabilities	$(7,182)	(7,182)

The Company’s valuation allowance was $376.9 million and $369.2 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $518.0 million and $478.3 million, respectively, and for state income tax purposes, the Company had net operating loss carryforwards of approximately $683.2 million and $567.3 million, respectively, and a related deferred tax asset of $53.3 million and $43.7 million, respectively.

At September 30, 2011 and December 31, 2010, the Company’s unrecognized tax benefits for uncertain tax positions, excluding interest and penalties, were $1.5 million and $1.3 million, respectively. At September 30, 2011 and December 31, 2010, the total amount of unrecognized tax benefits that would affect the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, was $961,000 and $837,000, respectively. During the nine months ended September 30, 2011 and 2010, the Company recorded additional liabilities for unrecognized tax benefits of $191,000 and $258,000, respectively. The Company reduced the reserve for unrecognized tax benefits for uncertain tax positions by $2.2 million during the three and nine months ended September 30, 2010 as a result of the completion of an Internal Revenue Service (IRS) examination and the sale of WIUS. The partial reversal of the reserve for unrecognized tax benefits resulted in a decrease to the provision for income taxes of $2.0 million.

It is the Company’s policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At September 30, 2011 and December 31, 2010, interest accrued for unrecognized tax positions was $236,000 and $180,000, respectively. The Company recorded interest expense of $18,000 and $56,000 related to unrecognized tax benefits for the three and nine months ended September 30, 2011, respectively. The Company recorded a reduction to interest expense of $1.1 million and $969,000 for the three and nine months ended September 30, 2010, respectively, reflecting the reversal of interest accrued on unrecognized tax benefits for uncertain tax positions of $1.1 million during the third quarter of 2010 as a result of the completion of an IRS examination and the sale of WIUS. There were no penalties for uncertain tax positions accrued at September 30, 2011 and December 31, 2010, nor did the Company recognize any expense for penalties during the three and nine months ended September 30, 2011 and 2010.

The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits as of September 30, 2011 could decrease by approximately $305,000 by December 31, 2011, as a result of the lapse of statutes of limitations or potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, is estimated to be approximately $198,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.

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

The Company is no longer subject to U.S. federal tax examination for the years prior to 2008 and is no longer subject to Florida, Illinois and Missouri income tax examination by the tax authorities for the years prior to 2007, and prior to 2006 for California and Texas. The Company had a federal tax examination for tax years through 2008, which was closed during 2010, and a California tax examination for the 2004 and 2005 tax years, which was closed during 2008. An Illinois tax examination of the 2007 and 2008 tax years was completed during the second quarter of 2011 with no changes to the returns as originally filed.

The Company recorded a benefit for income taxes of $11.6 million during the three and nine months ended September 30, 2011 related to an intraperiod tax allocation between accumulated other comprehensive income and loss from continuing operations, primarily driven by market appreciation in the Company’s investment securities portfolio.

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

Items Measured on a Recurring Basis. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
September 30, 2011:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	372,728	—	372,728
Residential mortgage-backed	—	1,838,630	—	1,838,630
Commercial mortgage-backed	—	929	—	929
State and political subdivisions	—	6,251	—	6,251
Corporate notes	—	179,959	—	179,959
Equity investments	1,023	10,678	—	11,701
Mortgage loans held for sale	—	36,595	—	36,595
Derivative instruments:
Customer interest rate swap agreements	—	518	—	518
Interest rate lock commitments	—	2,707	—	2,707
Forward commitments to sell mortgage-backed securities	—	(1,569)	—	(1,569)
Servicing rights	—	—	15,073	15,073
Total	$1,023	2,447,426	15,073	2,463,522

Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	1,189	—	1,189
Customer interest rate swap agreements	—	432	—	432
Nonqualified deferred compensation plan	6,693	—	—	6,693
Total	$6,693	1,621	—	8,314

December 31, 2010:
Assets:
Available-for-sale investment securities:
U.S. Treasury	$101,202	—	—	101,202
U.S. Government sponsored agencies	—	20,332	—	20,332
Residential mortgage-backed	—	1,341,578	—	1,341,578
Commercial mortgage-backed	—	1,008	—	1,008
State and political subdivisions	—	8,387	—	8,387
Equity investments	—	10,678	—	10,678
Mortgage loans held for sale	—	54,470	—	54,470
Derivative instruments:
Customer interest rate swap agreements	—	792	—	792
Interest rate lock commitments	—	276	—	276
Forward commitments to sell mortgage-backed securities	—	1,538	—	1,538
Servicing rights	—	—	19,582	19,582
Total	$101,202	1,439,059	19,582	1,559,843

Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	2,402	—	2,402
Customer interest rate swap agreements	—	636	—	636
Nonqualified deferred compensation plan	7,790	—	—	7,790
Total	$7,790	3,038	—	10,828

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three and nine months ended September 30, 2011.

The following table presents the changes in Level 3 assets measured on a recurring basis for the three and nine months ended September 30, 2011 and 2010:

	Servicing Rights
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)

Balance, beginning of period	$18,826	19,266	19,582	20,608
Total gains or losses (realized/unrealized):
Included in earnings (1)	(4,370)	(3,375)	(6,739)	(6,239)
Included in other comprehensive income (loss)	—	—	—	—
Issuances	617	1,262	2,230	2,784
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$15,073	17,153	15,073	17,153
____________________

(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of operations.

Items Measured on a Nonrecurring Basis. From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
September 30, 2011:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	66,216	66,216
Real estate construction and development	—	—	79,858	79,858
Real estate mortgage:
Bank portfolio	—	—	15,123	15,123
Mortgage Division portfolio	—	—	85,788	85,788
Home equity portfolio	—	—	6,538	6,538
Multi-family residential	—	—	10,202	10,202
Commercial real estate	—	—	63,111	63,111
Consumer and installment	—	—	41	41
Other real estate and repossessed assets	—	—	131,349	131,349
Total	$—	—	458,226	458,226

December 31, 2010:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	60,748	60,748
Real estate construction and development	—	—	126,784	126,784
Real estate mortgage:
Bank portfolio	—	—	14,107	14,107
Mortgage Division portfolio	—	—	107,969	107,969
Home equity portfolio	—	—	5,967	5,967
Multi-family residential	—	—	11,936	11,936
Commercial real estate	—	—	133,287	133,287
Consumer and installment	—	—	110	110
Other real estate and repossessed assets	—	—	140,665	140,665
Total	$—	—	601,573	601,573

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

Certain other real estate, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the estimated fair value of the other real estate. The fair value of other real estate, upon initial recognition, is estimated using Level 3 inputs based on third-party appraisals, and where applicable, discounted based on management’s judgment taking into account current market conditions, distressed or forced sale price comparisons and other factors in effect at the time of valuation. Other real estate and repossessed assets measured at fair value upon initial recognition totaled $52.6 million and $131.0 million for the nine months ended September 30, 2011 and 2010, respectively. In addition to other real estate and repossessed assets measured at fair value upon initial recognition, the Company recorded write-downs to the balance of other real estate and repossessed assets of $1.6 million and $8.4 million to noninterest expense for the three and nine months ended September 30, 2011, respectively, compared to $12.7 million and $23.6 million for the comparable periods in 2010. Other real estate and repossessed assets were $131.3 million at September 30, 2011, compared to $140.7 million at December 31, 2010.

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

The estimated fair value of the Company’s financial instruments at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$498,630	498,630	995,758	995,758
Investment securities:
Available for sale	2,410,198	2,410,198	1,483,185	1,483,185
Held to maturity	13,940	14,605	11,152	11,990
Loans held for portfolio	3,308,472	3,016,161	4,236,781	3,973,825
Loans held for sale	36,595	36,595	54,470	54,470
Federal Reserve Bank and FHLB stock	27,257	27,257	30,121	30,121
Derivative instruments	1,656	1,656	2,606	2,606
Accrued interest receivable	21,596	21,596	22,488	22,488
Assets held for sale	—	—	2,266	2,866
Assets of discontinued operations	—	—	43,532	43,532

Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,153,092	1,153,092	1,167,206	1,167,206
Interest-bearing demand	983,289	983,289	919,973	919,973
Savings and money market	2,098,689	2,098,689	2,206,763	2,206,763
Time deposits	1,708,743	1,715,056	2,164,473	2,176,855
Other borrowings	53,112	53,112	31,761	31,761
Derivative instruments	1,621	1,621	3,038	3,038
Accrued interest payable	31,084	31,084	22,444	22,444
Subordinated debentures	354,038	175,989	353,981	202,298
Liabilities held for sale	—	—	23,406	23,276
Liabilities of discontinued operations	—	—	94,184	91,894

Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby
letters of credit and financial
guarantees	$(2,785)	(2,785)	(3,148)	(3,148)

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. Derivative financial instruments held by the Company at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011		December 31, 2010
	Notional	Credit	Notional	Credit
	Amount	Exposure	Amount	Exposure
	(dollars expressed in thousands)
Interest rate swap agreements	$50,000	—	75,000	—
Customer interest rate swap agreements	48,970	586	53,696	869
Interest rate lock commitments	78,856	2,707	41,857	276
Forward commitments to sell mortgage-backed securities	101,050	—	84,100	1,538

The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company’s credit exposure through its use of these instruments. The credit exposure represents the loss the Company would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value. The Company’s credit exposure on interest rate swaps is limited to the net fair value and related accrued interest receivable reduced by the amount of collateral pledged by the counterparty. At September 30, 2011 and December 31, 2010, the Company had pledged cash of zero and $1.1 million, respectively, as collateral in connection with its interest rate swap agreements. Collateral requirements are monitored on a daily basis and adjusted as necessary.

The Company realized net interest income on its derivative financial instruments of $1.9 million and $5.7 million for the three and nine months ended September 30, 2010, respectively. The Company also recorded net gains on derivative financial instruments of $7,000 and net losses on derivative financial instruments of $214,000, which are included in noninterest income in the statements of operations, for the three and nine months ended September 30, 2011, respectively, compared to net losses of $849,000 and $2.9 million for the comparable periods in 2010.

Interest Rate Swap Agreements. The Company entered into four interest rate swap agreements, which were designated as cash flow hedges prior to August 2009, with the objective of stabilizing the long-term cost of capital and cash flow and, accordingly, net interest expense on junior subordinated debentures to the respective call dates of certain junior subordinated debentures. These swap agreements provided for the Company to receive an adjustable rate of interest equivalent to the three-month LIBOR plus 1.65%, 1.85%, 1.61% and 2.25%, and pay a fixed rate of interest. The terms of the swap agreements provide for the Company to pay and receive interest on a quarterly basis. In December 2010, the Company terminated its $50.0 million notional interest rate swap agreement that provided for the Company to receive an adjustable rate of interest equivalent to the three-month LIBOR plus 1.85%, and pay a fixed rate of interest. As noted in the table below, the $25.0 million notional interest rate swap agreement that provided for the Company to receive an adjustable rate of interest equivalent to the three-month LIBOR plus 1.65% and pay a fixed rate of interest matured on July 7, 2011.

The amount receivable by the Company under these swap agreements was $30,000 and $149,000 at September 30, 2011 and December 31, 2010, respectively, and the amount payable by the Company under these swap agreements was $65,000 and $335,000 at September 30, 2011 and December 31, 2010, respectively.

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

In 2006, the Company entered into a $200.0 million notional amount three-year interest rate swap agreement and a $200.0 million notional amount four-year interest rate swap agreement. These interest rate swap agreements were designated as cash flow hedges, to effectively lengthen the re-pricing characteristics of certain loans to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time. In December 2008, the Company terminated these swap agreements. The pre-tax gain of $20.8 million, in the aggregate, was being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates of September 18, 2009 and September 20, 2010. For the three and nine months ended September 30, 2010, the amount of the pre-tax gain amortized as an increase to interest and fees on loans was $1.9 million and $5.7 million, respectively.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s interest rate swap agreements as of September 30, 2011 and December 31, 2010 were as follows:

	Notional	Interest Rate	Interest Rate
Maturity Date	Amount	Paid	Received	Fair Value
	(dollars expressed in thousands)
September 30, 2011:
March 30, 2012	$25,000	4.71%	1.98%	$(334)
December 15, 2012	25,000	5.57	2.60	(855)
	$50,000	5.14	2.29	$(1,189)

December 31, 2010:
July 7, 2011	$25,000	4.40%	1.94%	$(313)
March 30, 2012	25,000	4.71	1.91	(822)
December 15, 2012	25,000	5.57	2.55	(1,267)
	$75,000	4.89	2.13	$(2,402)

For interest rate swap agreements designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into interest income or interest expense in the same period the hedged transaction affects earnings. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in noninterest income on each monthly measurement date. The Company did not recognize any ineffectiveness related to interest rate swap agreements that were designated as cash flow hedges during the three and nine months ended September 30, 2010.

Customer Interest Rate Swap Agreements. First Bank offers interest rate swap agreements to certain customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each interest rate swap agreement between First Bank and its customers is offset by an interest rate swap agreement between First Bank and various counterparties. These interest rate swap agreements do not qualify for hedge accounting treatment. Changes in the fair value are recognized in noninterest income on a monthly basis. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income (loss). The notional amount of these interest rate swap agreement contracts at September 30, 2011 and December 31, 2010 was $49.0 million and $53.7 million, respectively.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative financial instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in December 2011. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $2.7 million and $276,000 at September 30, 2011 and December 31, 2010, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in the consolidated balance sheets, was an unrealized loss of $1.6 million at September 30, 2011 and an unrealized gain of $1.5 million at December 31, 2010. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.

The following table summarizes derivative financial instruments held by the Company, their estimated fair values and their location in the consolidated balance sheets at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Balance Sheet	Fair Value	Balance Sheet	Fair Value
	Location	Gain (Loss)	Location	Gain (Loss)
	(dollars expressed in thousands)
Derivative financial instruments not designated as hedging
instruments under ASC Topic 815:

Customer interest rate swap agreements	Other assets	$518	Other assets	$792
Interest rate lock commitments	Other assets	2,707	Other assets	276
Forward commitments to sell mortgage-backed securities	Other assets	(1,569)	Other assets	1,538
Total derivatives in other assets		$1,656		$2,606

Interest rate swap agreements	Other liabilities	$(1,189)	Other liabilities	$(2,402)
Customer interest rate swap agreements	Other liabilities	(432)	Other liabilities	(636)
Total derivatives in other liabilities		$(1,621)		$(3,038)

The following table summarizes amounts included in the consolidated statements of operations and in accumulated other comprehensive income (loss) in the consolidated balance sheets as of and for the three and nine months ended September 30, 2011 and 2010 related to interest rate swap agreements designated as cash flow hedges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Derivative financial instruments designated as hedging instruments under ASC
Topic 815:

Interest rate swap agreements:
Amount reclassified from accumulated other comprehensive income to
interest income on loans	$—	1,915	—	5,745

The unamortized gain related to the fair value of the cash flow hedges on loans terminated in December 2008 was fully amortized effective September 2010, as previously discussed.

The following table summarizes amounts included in the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 related to non-hedging derivative instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Derivative financial instruments not designated as hedging
instruments under ASC Topic 815:

Interest rate swap agreements:
Net gain (loss) on derivative instruments	$7	(850)	(214)	(2,942)

Customer interest rate swap agreements:
Net gain (loss) on derivative instruments	—	1	—	3

Interest rate lock commitments:
Gain on loans sold and held for sale	2,021	955	2,431	2,571

Forward commitments to sell mortgage-backed securities:
Gain on loans sold and held for sale	(1,473)	535	(3,107)	(1,530)

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

Overview

We, or the Company, are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank’s subsidiaries at September 30, 2011 were as follows:

➢	First Bank Business Capital, Inc., or FBBC;

➢	FB Holdings, LLC, or FB Holdings;

➢	Small Business Loan Source LLC, or SBLS LLC;

➢	ILSIS, Inc.;

➢	FBIN, Inc.;

➢	SBRHC, Inc.;

➢	HVIIHC, Inc.;

➢	FBSA Missouri, Inc.;

➢	FBSA California, Inc.;

➢	NT Resolution Corporation; and

➢	LC Resolution Corporation.

First Bank’s subsidiaries are wholly owned except for FB Holdings, which was 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, as of September 30, 2011, as further described in Note 8 to our consolidated financial statements.

At September 30, 2011, we had assets of $6.78 billion, loans, net of deferred loan costs (fees), of $3.50 billion, deposits of $5.94 billion and stockholders’ equity of $295.0 million. We currently operate 149 branch banking offices in California, Florida, Illinois and Missouri.

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

A summary of the primary initiatives completed as of September 30, 2011 with respect to our Capital Plan is as follows:

		Decrease in	Decrease in	Total Risk-
	Gain (Loss)	Intangible	Risk-Weighted	Based Capital
	on Sale	Assets	Assets	Benefit (1)
	(dollars expressed in thousands)
Sale of Remaining Northern Illinois Region	$425	1,558	33,800	4,900
Sale of Edwardsville Branch	263	500	1,400	900
Reduction in Other Risk-Weighted Assets	—	—	684,300	59,900
Total 2011 Capital Initiatives	$688	2,058	719,500	65,700

Partial Sale of Northern Illinois Region	$6,355	9,683	141,800	28,500
Sale of Texas Region	4,984	19,962	116,300	35,100
Sale of MVP	(156)	—	800	(100)
Sale of Chicago Region	8,414	26,273	342,600	64,700
Sale of Lawrenceville Branch	168	1,000	11,400	2,200
Reduction in Other Risk-Weighted Assets	—	—	2,111,400	184,700
Total 2010 Capital Initiatives	$19,765	56,918	2,724,300	315,100

Sale of WIUS loans	$(13,077)	19,982	146,700	19,700
Sale of restaurant franchise loans	(1,149)	—	64,400	4,500
Sale of asset-based lending loans	(6,147)	—	119,300	4,300
Sale of Springfield Branch	309	1,000	900	1,400
Sale of ANB	120	13,013	1,300	13,200
Reduction in Other Risk-Weighted Assets	—	—	1,580,400	138,300
Total 2009 Capital Initiatives	$(19,944)	33,995	1,913,000	181,400

Total Completed Capital Initiatives	$509	92,971	5,356,800	562,200

____________________

(1)	Calculated as the sum of the gain (loss) on sale plus the reduction in intangible assets plus 8.75% of the reduction in risk-weighted assets.

During the first nine months of 2011, we have completed the following initiatives associated with our Capital Plan:

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

➢
The reduction of our net risk-weighted assets to $4.13 billion at September 30, 2011, representing decreases of $719.5 million from $4.85 billion at December 31, 2010, $3.44 billion from $7.56 billion at December 31, 2009, $5.36 billion from $9.48 billion at December 31, 2008 and $6.12 billion from $10.25 billion at December 31, 2007. The decline in our net risk-weighted assets primarily resulted from our planned divestures and a shift in the mix of our assets during these periods, particularly reduced loan balances and increased short-term investments and investment securities balances, as further described under “—Financial Condition.”

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

Discontinued Operations. We have applied discontinued operations accounting in accordance with Accounting Standards CodificationTM, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities sold during the second quarter of 2011 related to our Northern Illinois Region as of December 31, 2010, and to the operations of our 14 Northern Illinois retail branches, our 24 Chicago retail branches, or Chicago Region, and our 19 Texas retail branches, or Texas Region, in addition to the operations of WIUS, Inc., and its wholly owned subsidiary, WIUS of California, Inc., collectively WIUS, and Missouri Valley Partners, Inc., or MVP, for the three and nine months ended September 30, 2011 and 2010, as applicable. All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our accompanying consolidated financial statements for further discussion regarding discontinued operations.

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

The Company and First Bank must furnish periodic progress reports to the FRB regarding compliance with the Agreement. As of the date of this filing, the Company and First Bank have provided progress reports and other reports, as required under the Agreement. It is likely that the Company and First Bank may receive additional requests from the FRB regarding compliance with the Agreement, which may include, but are not limited to, updates and modifications to the Company’s Asset Quality Improvement, Profit Improvement and Capital Plans. Management intends to respond promptly to any such requests. The Agreement will remain in effect until stayed, modified, terminated or suspended by the FRB.

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

First Bank, under its informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 9 to the consolidated financial statements, First Bank’s Tier 1 capital to total assets ratio was 8.17% at September 30, 2011.

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

Financial Condition

Total assets decreased $594.2 million to $6.78 billion at September 30, 2011, from $7.38 billion at December 31, 2010. The decrease in our total assets was attributable to decreases in our cash and short-term investments, loans, FRB and Federal Home Loan Bank, or FHLB, stock, bank premises and equipment, goodwill and other intangible assets, other real estate and repossessed assets, other assets and assets held for sale and assets of discontinued operations; partially offset by an increase in our investment securities portfolio.

Cash and cash equivalents, which are comprised of cash and short-term investments, decreased $497.1 million to $498.6 million at September 30, 2011, compared to $995.8 million at December 31, 2010. The decrease in our cash and cash equivalents was primarily attributable to the following:

➢	The sale of our San Jose Branch on February 11, 2011, resulting in a cash outflow of $7.8 million;

➢	The sale of our Edwardsville, Illinois Branch on April 29, 2011, resulting in a cash outflow of $8.3 million;

➢	The sale of our remaining Northern Illinois branches on May 13, 2011, resulting in a cash outflow of $50.8 million;

➢	A net increase in our investment securities portfolio of $890.4 million, excluding the fair value adjustment on available-for-sale investment securities; and

➢	A decrease in our deposit balances of approximately $521.1 million, excluding the impact of the divestitures of the San Jose, Edwardsville and three Northern Illinois Branches.

These decreases in cash and cash equivalents were partially offset by:

➢	A decrease in loans of $827.1 million, exclusive of loan charge-offs and transfers to other real estate and repossessed assets;

➢	Recoveries of loans previously charged off of $16.9 million;

➢	Sales of other real estate and repossessed assets resulting in the receipt of cash proceeds from these sales of approximately $57.6 million;

➢	A net increase in our other borrowings of $21.4 million, consisting of changes in our daily repurchase agreements utilized by customers as an alternative deposit product; and

➢	The net redemption of $2.9 million of FRB and FHLB stock associated with the reduction in our total assets during 2011.

The majority of funds in our short-term investments at September 30, 2011 and December 31, 2010 were maintained in our correspondent bank account with the FRB, as further discussed under “—Liquidity Management.”

Investment securities increased $929.8 million to $2.42 billion at September 30, 2011, from $1.49 billion at December 31, 2010. The increase in our investment securities during 2011 reflects the utilization of excess cash and cash equivalents to fund gradual and planned increases in our investment securities portfolio in a continued effort to maximize our net interest income and net interest margin while maintaining appropriate liquidity levels, in addition to an increase in the fair value adjustment of our available-for-sale investment securities of $39.4 million during the first nine months of 2011 resulting from a decrease in market interest rates.

Loans, net of deferred loan costs (fees), decreased $989.5 million to $3.50 billion at September 30, 2011, from $4.49 billion at December 31, 2010. The decrease reflects loan charge-offs of $112.2 million, transfers of loans to other real estate and repossessed assets of $52.6 million and $824.7 million of other net loan activity, including significant principal repayments and overall continual reduced loan demand within our markets, as further discussed under “—Loans and Allowance for Loan Losses.”

FRB and FHLB stock decreased $2.9 million to $27.3 million at September 30, 2011, from $30.1 million at December 31, 2010, reflecting net redemptions of FRB and FHLB stock associated with the reduction in our total assets during the first nine months of 2011.

Bank premises and equipment, net of depreciation and amortization, decreased $16.9 million to $144.5 million at September 30, 2011, from $161.4 million at December 31, 2010, primarily attributable to depreciation and amortization of $10.8 million, transfers of certain properties associated with our Texas and Chicago regions with a carrying value of $6.5 million to other real estate and repossessed assets and write-downs of certain bank-owned facilities of $2.3 million, partially offset by net purchases of premises and equipment.

Goodwill and other intangible assets decreased $2.3 million to $126.7 million at September 30, 2011, from $129.1 million at December 31, 2010, reflecting amortization of $2.3 million during the first nine months of 2011.

Other real estate and repossessed assets decreased $9.3 million to $131.3 million at September 30, 2011, from $140.7 million at December 31, 2010. The decrease in other real estate and repossessed assets during the first nine months of 2011 was primarily attributable to the sale of other real estate properties and repossessed assets with a carrying value of $58.6 million at a net loss of $1.1 million, and write-downs of other real estate properties of $8.4 million attributable to declining real estate values on certain properties. These decreases were partially offset by foreclosures and additions to other real estate and repossessed assets aggregating $57.7 million, as further discussed under “—Loans and Allowance for Loan Losses.”

Other assets were $62.7 million and $71.7 million at September 30, 2011 and December 31, 2010, respectively, and are primarily comprised of accrued interest receivable, servicing rights, derivative financial instruments and miscellaneous other receivables.

The zero balance of assets and liabilities held for sale at September 30, 2011 reflects the completion of the sale of our San Jose Branch on February 11, 2011 and our Edwardsville Branch on April 29, 2011. See Note 2 to our consolidated financial statements for further discussion of assets held for sale.

The zero balance of assets and liabilities of discontinued operations at September 30, 2011 reflects the completion of the sale of the three remaining branches in our Northern Illinois Region on May 13, 2011. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

Deposits decreased $514.6 million to $5.94 billion at September 30, 2011, from $6.46 billion at December 31, 2010. The decrease was primarily attributable to anticipated reductions of higher rate certificates of deposit and money market deposits. Time deposits and savings and money market deposits decreased $455.7 million and $108.1 million, respectively, reflecting our efforts to exit unprofitable relationships to reduce overall deposit costs and improve First Bank’s leverage ratio. Noninterest-bearing demand deposits decreased $14.1 million, reflecting a decrease in commercial deposit relationships as a result of the corresponding decrease in the overall level of commercial loans. These decreases were partially offset by an increase in interest-bearing demand deposits of $63.3 million, reflecting organic growth through our deposit development programs.

Other borrowings, which are comprised of daily securities sold under agreements to repurchase (in connection with cash management activities of our commercial deposit customers), increased $21.4 million to $53.1 million at September 30, 2011, from $31.8 million at December 31, 2010, reflecting changes in customer balances associated with this product segment.

Accrued expenses and other liabilities increased $23.4 million to $107.3 million at September 30, 2011, from $83.9 million at December 31, 2010. The increase was primarily attributable to an increase in dividends payable on our Class C and Class D Preferred Stock of $13.3 million to $38.5 million at September 30, 2011 and an increase in accrued interest payable on our junior subordinated debentures of $10.0 million to $29.6 million at September 30, 2011, as further discussed in Note 13 and Note 12 to our consolidated financial statements.

Stockholders’ equity, including noncontrolling interest in subsidiary, was $295.0 million and $307.3 million at September 30, 2011 and December 31, 2010, respectively, reflecting a decrease of $12.3 million. The decrease during the first nine months of 2011 reflects:

➢	A net loss, including discontinued operations, of $25.3 million;

➢	Dividends declared of $13.3 million on our Class C and Class D Preferred Stock; and

➢	A decrease in noncontrolling interest in subsidiary of $1.5 million associated with net losses in FB Holdings; partially offset by

➢
A net increase in accumulated other comprehensive income of $27.9 million primarily associated with an increase in unrealized gains on available-for-sale investment securities resulting from the decrease in market interest rates during the first nine months of 2011.

Results of Operations

Net Income. We recorded a net loss, including discontinued operations, of $2.1 million and $25.3 million for the three and nine months ended September 30, 2011, respectively, compared to a net loss, including discontinued operations, of $47.8 million and $140.3 million for the comparable periods in 2010. Our results of operations levels reflect the following:

➢
A provision for loan losses of $19.0 million and $52.0 million for the three and nine months ended September 30, 2011, respectively, compared to $37.0 million and $162.0 million for the comparable periods in 2010;

➢
Net interest income of $45.8 million and $141.0 million for the three and nine months ended September 30, 2011, respectively, compared to $58.7 million and $181.6 million for the comparable periods in 2010, which contributed to a decline in our net interest margin to 2.82% and 2.85% for the three and nine months ended September 30, 2011, respectively, compared to 3.00% and 2.96% for the comparable periods in 2010;

➢
Noninterest income of $17.0 million and $46.3 million for the three and nine months ended September 30, 2011, respectively, compared to $17.1 million and $52.8 million for the comparable periods in 2010;

➢
Noninterest expense of $58.1 million and $174.3 million for the three and nine months ended September 30, 2011, respectively, compared to $88.4 million and $220.4 million for the comparable periods in 2010;

➢
A benefit for income taxes of $11.6 million and $11.5 million for the three and nine months ended September 30, 2011, respectively, compared to a provision for income taxes of $5.2 million and $5.3 million for the comparable periods in 2010;

➢
Net income from discontinued operations, net of tax, of zero and $696,000 for the three and nine months ended September 30, 2011, respectively, compared to $6.4 million and $11.9 million for the comparable periods in 2010; and

➢
Net losses attributable to noncontrolling interest in subsidiary of $668,000 and $1.5 million for the three and nine months ended September 30, 2011, respectively, compared to net losses of $618,000 and $1.1 million for the comparable periods in 2010.

Net Interest Income. Net interest income, expressed on a tax-equivalent basis, decreased to $45.9 million and $141.3 million for the three and nine months ended September 30, 2011, respectively, compared to $58.8 million and $182.0 million for the comparable periods in 2010. Our net interest margin decreased to 2.82% and 2.85% for the three and nine months ended September 30, 2011, respectively, compared to 3.00% and 2.96% for the comparable periods in 2010.

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

We attribute the decrease in our net interest margin to a decrease in the yield on our interest-earning assets of 48 and 38 basis points to 3.49% and 3.59% for the three and nine months ended September 30, 2011, respectively, compared to 3.97% for the comparable periods in 2010, partially offset by a significant decrease in deposit and other borrowing costs, contributing to a decrease in the average rate paid on our interest-bearing liabilities of 37 and 39 basis points to 0.82% and 0.91% for the three and nine months ended September 30, 2011, respectively, compared to 1.19% and 1.30% for the comparable periods in 2010. Average interest-earning assets decreased $1.31 billion and $1.58 billion to $6.46 billion and $6.64 billion for the three and nine months ended September 30, 2011, respectively, compared to $7.76 billion and $8.22 billion for the comparable periods in 2010. Average interest-bearing liabilities decreased $1.03 billion and $928.9 million to $5.29 billion and $5.46 billion for the three and nine months ended September 30, 2011, respectively, compared to $6.32 billion and $6.38 billion for the comparable periods in 2010.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased to $43.1 million and $143.1 million for the three and nine months ended September 30, 2011, respectively, compared to $69.5 million and $221.1 million for the comparable periods in 2010. Average loans decreased $1.62 billion and $1.81 billion to $3.62 billion and $3.95 billion for the three and nine months ended September 30, 2011, respectively, from $5.24 billion and $5.75 billion for the comparable periods in 2010. The decrease in average loans primarily reflects a substantial level of loan payoffs and principal payments, a decline in loan production and reduced loan demand within our markets, loan charge-offs, transfers of loans to other real estate and repossessed assets, and the exit of certain of our problem credit relationships. The yield on our loan portfolio decreased 54 and 29 basis points to 4.72% and 4.85% for the three and nine months ended September 30, 2011, respectively, compared to 5.26% and 5.14% for the comparable periods in 2010. The yield on our loan portfolio continues to be adversely impacted by the historically low prime and London Interbank Offered Rate, or LIBOR, interest rates, as a significant portion of our loan portfolio is priced to these indices. Furthermore, the yield on our loan portfolio continues to be adversely impacted by the higher levels of average nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses.” Our nonaccrual loans decreased our average yield on loans by approximately 39 and 49 basis points during the three and nine months ended September 30, 2011, respectively, compared to approximately 59 and 67 basis points during the comparable periods in 2010. An interest adjustment associated with the amortization of the remaining loan premium related to prior bank acquisitions of $1.8 million decreased our average yield on loans by approximately 20 and six basis points during the three and nine months ended September 30, 2011, respectively. This adjustment was necessitated by an acceleration of loan payoffs within these acquired portfolios. Interest income on our loan portfolio was positively impacted by income associated with our interest rate swap agreements of $1.9 million and $5.7 million for the three and nine months ended September 30, 2010, respectively. The income ceased during the third quarter of 2010 with the expiration of the amortization period of the unrealized pre-tax gain associated with the termination of our interest rate swap agreements designated as cash flow hedges, as further discussed under “—Interest Rate Risk Management.”

Interest income on our investment securities, expressed on a tax-equivalent basis, was $13.1 million and $32.9 million for the three and nine months ended September 30, 2011, respectively, compared to $6.9 million and $18.8 million for the comparable periods in 2010. Average investment securities increased $1.11 billion and $1.03 billion to $2.26 billion and $1.94 billion for the three and nine months ended September 30, 2011, respectively, compared to $1.15 billion and $910.4 million for the comparable periods in 2010. We continue to utilize a portion of our cash and cash equivalents to fund gradual and planned increases in our investment securities portfolio in an effort to maximize our net interest income and net interest margin while maintaining appropriate liquidity levels and appropriate diversification within our investment securities portfolio. The yield earned on our investment portfolio was 2.30% and 2.27% for the three and nine months ended September 30, 2011, respectively, compared to 2.39% and 2.76% for the comparable periods in 2010, reflecting significant purchases of investment securities at lower market rates.

Dividends on our FRB and FHLB stock were $340,000 and $1.1 million for the three and nine months ended September 30, 2011, respectively, compared to $466,000 and $1.5 million for the comparable periods in 2010. Average FRB and FHLB stock was $27.2 million and $27.8 million for the three and nine months ended September 30, 2011, respectively, compared to $48.6 million and $54.2 million for the comparable periods in 2010. The decrease in the average balance reflects the net redemption of FRB and FHLB stock during 2010 and the first nine months of 2011 associated with the reduction in our total assets, in addition to the redemption of FHLB stock during 2010 associated with the prepayment of $600.0 million of FHLB advances during 2010. The yield earned on our FRB and FHLB stock was 4.97% and 5.17% for the three and nine months ended September 30, 2011, respectively, compared to 3.81% for the comparable periods in 2010.

Interest income on our short-term investments was $347,000 and $1.4 million for the three and nine months ended September 30, 2011, respectively, compared to $841,000 and $2.8 million for the comparable periods in 2010. Average short-term investments were $550.9 million and $726.6 million for the three and nine months ended September 30, 2011, respectively, compared to $1.32 billion and $1.50 billion for the comparable periods in 2010. The yield earned on our short-term investments was 0.25% for the three and nine months ended September 30, 2011 and 2010, reflecting the investment of the majority of funds in our short-term investments in our correspondent bank account with the FRB, which currently earns 0.25%. We built a significant amount of available balance sheet liquidity throughout 2009, 2010 and the first nine months of 2011 in anticipation of the expected completion of certain transactions associated with our Capital Plan, as further discussed under “—Liquidity Management” and in Note 2 to our consolidated financial statements. The high level of short-term investments, while necessary to complete certain transactions associated with our Capital Plan and to maintain significant balance sheet liquidity in light of economic conditions, has negatively impacted our net interest margin and will negatively impact our net interest margin in future periods until we have the opportunity to further reduce our short-term investments through deployment of such funds into other higher-yielding assets.

Interest expense on our interest-bearing deposits decreased to $7.5 million and $27.0 million for the three and nine months ended September 30, 2011, respectively, from $14.3 million and $45.4 million for the comparable periods in 2010. Average interest-bearing deposits were $4.89 billion and $5.06 billion for the three and nine months ended September 30, 2011, respectively, compared to $5.44 billion and $5.42 billion for the comparable periods in 2010. The decrease in our average interest-bearing deposits primarily reflects anticipated reductions of higher rate certificates of deposits, partially offset by an increase in interest-bearing demand deposits. Decreases in our average time deposits and noninterest-bearing demand deposits of $438.6 million and $4.1 million, respectively, for the first nine months of 2011, as compared to the comparable period in 2010, were partially offset by increases in average interest-bearing demand deposits and savings and money market deposits of $67.4 million and $11.3 million, respectively. The aggregate weighted average rate paid on our interest-bearing deposit portfolio decreased to 0.61% and 0.71% for the three and nine months ended September 30, 2011, respectively, from 1.04% and 1.12% for the comparable periods in 2010, reflecting the re-pricing of certificates of deposit accounts to current market interest rates upon maturity and our efforts to reduce deposit costs across our deposit portfolio, in particular promotional money market deposits. The weighted average rate paid on our time deposit portfolio declined to 1.15% and 1.29% for the three and nine months ended September 30, 2011, respectively, from 1.75% and 1.85% for the comparable periods in 2010; the average rate paid on our savings and money market deposit portfolio declined to 0.40% and 0.47% for the three and nine months ended September 30, 2011, respectively, from 0.67% and 0.72% for the comparable periods in 2010; and the average rate paid on our interest-bearing demand deposits declined to 0.10% and 0.11% for the three and nine months ended September 30, 2011, respectively, from 0.15% and 0.16% for the comparable periods in 2010. Assuming that the prevailing interest rate environment remains relatively stable, we anticipate continued reductions in our deposit costs as certain of our certificates of deposit accounts continue to reprice to current market interest rates upon maturity, as money market accounts re-price from promotional rates to current market interest rates and as we implement certain product modifications designed to enhance overall product offerings to our customer base.

Interest expense on our other borrowings was $36,000 and $102,000 for the three and nine months ended September 30, 2011, respectively, compared to $1.3 million and $7.2 million for the comparable periods in 2010. Average other borrowings were $52.9 million and $45.3 million for the three and nine months ended September 30, 2011, respectively, compared to $521.6 million and $614.3 million for the comparable periods in 2010. Average other borrowings for the first nine months of 2011 were comprised solely of daily repurchase agreements utilized by customers as an alternative deposit product. The decrease in average other borrowings for the nine months ended September 30, 2011, as compared to the comparable period in 2010, reflects the repayment of all of our $600.0 million outstanding FHLB advances and the early termination of our $120.0 million term repurchase agreement during 2010, in addition to a decrease in daily repurchase agreements. The aggregate weighted average rate paid on our other borrowings was 0.27% and 0.30% for the three and nine months ended September 30, 2011, respectively, compared to 0.95% and 1.57% for the comparable periods in 2010, reflecting the repayment of our higher cost secured borrowings during 2010.

Interest expense on our junior subordinated debentures was $3.4 million and $10.1 million for the three and nine months ended September 30, 2011, respectively, compared to $3.4 million and $9.7 million for the comparable periods in 2010. Average junior subordinated debentures were $354.0 million for the three and nine months ended September 30, 2011, compared to $354.0 million and $353.9 million for the three and nine months ended September 30, 2010, respectively. The aggregate weighted average rate paid on our junior subordinated debentures was 3.82% and 3.81% for the three and nine months ended September 30, 2011, respectively, compared to 3.82% and 3.67% for the comparable periods in 2010. The aggregate weighted average rates and the level of interest expense reflect the LIBOR rates and the impact to the related spreads to LIBOR during the periods as approximately 79.4% of our junior subordinated debentures are variable rate. The aggregate weighted average rates also reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures, as further described in Note 12 to our consolidated financial statements.

The following table sets forth, on a tax-equivalent basis, certain information on a continuing basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011			2010			2011			2010
		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars expressed in thousands)
ASSETS
Interest-earning assets:
Loans (1)(2)(3)(4)	$3,619,241	43,103	4.72%	$5,241,952	69,526	5.26%	$3,945,559	143,075	4.85%	$5,754,037	221,110	5.14%
Investment securities (4)	2,259,526	13,079	2.30	1,149,845	6,941	2.39	1,936,961	32,910	2.27	910,360	18,814	2.76
FRB and FHLB stock	27,163	340	4.97	48,573	466	3.81	27,814	1,075	5.17	54,164	1,542	3.81
Short-term investments	550,918	347	0.25	1,322,293	841	0.25	726,567	1,359	0.25	1,502,680	2,847	0.25
Total interest-earning
assets	6,456,848	56,869	3.49	7,762,663	77,774	3.97	6,636,901	178,419	3.59	8,221,241	244,313	3.97
Nonearning assets	425,722			454,723			417,151			447,175
Assets of discontinued
operations	—			175,683			19,627			345,635
Total assets	$6,882,570			$8,393,069			$7,073,679			$9,014,051

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$981,999	246	0.10%	$924,965	343	0.15%	$961,570	824	0.11%	$894,199	1,070	0.16%
Savings and money
market	2,138,368	2,162	0.40	2,172,828	3,661	0.67	2,176,697	7,666	0.47	2,165,397	11,659	0.72
Time deposits of $100 or
more	637,418	1,934	1.20	918,491	4,010	1.73	710,255	7,092	1.34	909,831	12,479	1.83
Other time deposits	1,128,095	3,183	1.12	1,427,614	6,320	1.76	1,208,201	11,406	1.26	1,447,184	20,183	1.86
Total interest-bearing
deposits	4,885,880	7,525	0.61	5,443,898	14,334	1.04	5,056,723	26,988	0.71	5,416,611	45,391	1.12
Other borrowings	52,930	36	0.27	521,588	1,251	0.95	45,280	102	0.30	614,323	7,194	1.57
Subordinated debentures	354,029	3,408	3.82	353,953	3,410	3.82	354,010	10,076	3.81	353,934	9,710	3.67
Total interest-bearing
liabilities	5,292,839	10,969	0.82	6,319,439	18,995	1.19	5,456,013	37,166	0.91	6,384,868	62,295	1.30
Noninterest-bearing liabilities:
Demand deposits	1,148,499			1,136,944			1,139,331			1,143,458
Other liabilities	135,225			111,914			125,911			105,511
Liabilities of discontinued
operations	—			393,706			47,175			904,397

Total liabilities	6,576,563			7,962,003			6,768,430			8,538,234
Stockholders’ equity	306,007			431,066			305,249			475,817
Total liabilities and
stockholders’ equity	$6,882,570			$8,393,069			$7,073,679			$9,014,051

Net interest income		45,900			58,779			141,253			182,018

Interest rate spread			2.67			2.78			2.68			2.67
Net interest margin (5)			2.82%			3.00%			2.85%			2.96%
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income includes the effect of interest rate swap agreements.
(4)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were $66,000 and $251,000 for the three and nine months ended September 30, 2011, respectively, and $125,000 and $394,000 for the comparable periods in 2010.
(5)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

The following table indicates, on a tax-equivalent basis, the change in interest income and interest expense that is attributable to the change in average volume and change in average rates, for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:
	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
	Compared to 2010			Compared to 2010
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(dollars expressed in thousands)
Interest earned on:
Loans: (1) (2) (3)
Taxable	$(19,830)	(6,461)	(26,291)	(66,257)	(11,510)	(77,767)
Tax-exempt (4)	(46)	(86)	(132)	(134)	(134)	(268)
Investment securities:
Taxable	6,351	(177)	6,174	17,697	(3,462)	14,235
Tax-exempt (4)	(11)	(25)	(36)	(77)	(62)	(139)
FRB and FHLB stock	(243)	117	(126)	(905)	438	(467)
Short-term investments	(494)	—	(494)	(1,488)	—	(1,488)
Total interest income	(14,273)	(6,632)	(20,905)	(51,164)	(14,730)	(65,894)
Interest paid on:
Interest-bearing demand deposits	21	(118)	(97)	82	(328)	(246)
Savings and money market
deposits	(57)	(1,442)	(1,499)	61	(4,054)	(3,993)
Time deposits	(2,185)	(3,028)	(5,213)	(5,392)	(8,772)	(14,164)
Other borrowings	(676)	(539)	(1,215)	(3,786)	(3,306)	(7,092)
Subordinated debentures	(2)	—	(2)	2	364	366
Total interest expense	(2,899)	(5,127)	(8,026)	(9,033)	(16,096)	(25,129)
Net interest income	$(11,374)	(1,505)	(12,879)	(42,131)	1,366	(40,765)
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense include the effects of interest rate swap agreements.
(4)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.

Net interest income, expressed on a tax-equivalent basis, decreased $12.9 million and $40.8 million for the three and nine months ended September 30, 2011, respectively, as compared to the comparable periods in 2010. The decrease for the nine months ended September 30, 2011 as compared to the comparable period in 2010 was primarily driven by a decrease in the volume of loans, partially offset by an increase in the volume of investment securities. We have been utilizing cash proceeds resulting from loan payoffs to fund gradual and planned increases in our investment securities portfolio in an effort to maximize our net interest income and net interest margin while maintaining appropriate liquidity levels and appropriate diversification within our investment securities portfolio. Because loans generally have a higher yield than investment securities, the change in our interest-earning asset mix has had a negative impact on our net interest income. The significant decrease in loans is further discussed under “—Loans and Allowance for Loan Losses.” The decrease in net interest income, expressed on a tax-equivalent basis, due to volume of $42.1 million was partially offset by an increase of $1.4 million due to rate for the nine months ended September 30, 2011 as compared to the comparable period in 2010. The increase in net interest income due to rate was primarily driven by a decline in the cost of our interest-bearing deposits and other borrowings, partially offset by a decrease in our loan and investment securities yields as previously discussed.

Provision for Loan Losses. We recorded a provision for loan losses of $19.0 million and $52.0 million for the three and nine months ended September 30, 2011, respectively, compared to $37.0 million and $162.0 million for the comparable periods in 2010. The decrease in the provision for loan losses during the periods was primarily driven by the significant decrease in the overall level of nonaccrual loans and potential problem loans and a decrease in net charge-offs, in addition to less severe asset migration to classified asset categories than the migration levels experienced during the first nine months of 2010.

Our nonaccrual loans were $270.5 million at September 30, 2011, compared to $305.8 million at June 30, 2011, $382.0 million at March 31, 2011, $398.9 million at December 31, 2010 and $471.8 million at September 30, 2010. The decrease in the overall level of nonaccrual loans was driven by gross loan charge-offs, transfers to other real estate and repossessed assets, and resolution of certain nonaccrual loans exceeding net additions to nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses,” and reflects our continued progress with respect to the implementation of our Asset Quality Improvement Plan initiatives, designed to reduce the overall balance of nonaccrual and other potential problem loans and assets.

Our net loan charge-offs were $22.5 million and $95.3 million for the three and nine months ended September 30, 2011, respectively, compared to $52.9 million and $202.1 million for the comparable periods in 2010. The decrease in net loan charge-offs for the nine months ended September 30, 2011 as compared to the comparable period in 2010 was primarily attributable to decreases in net charge-offs in our real estate construction and development, one-to-four family residential real estate, and commercial real estate portfolios, partially offset by an increase in net charge-offs in our commercial, financial and agricultural portfolio.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”

Noninterest Income. Noninterest income was $17.0 million and $46.3 million for the three and nine months ended September 30, 2011, respectively, compared to $17.1 million and $52.8 million for the comparable periods in 2010. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, mortgage-banking revenues, net gains (losses) on investment securities and derivative instruments, changes in the fair value of servicing rights, loan servicing fees and other income. The decrease in our noninterest income was primarily attributable to lower service charges on deposit accounts and customer service fees, reduced gains on loans sold and held for sale, increased declines in the fair value of servicing rights, lower loan servicing fees and decreased other income, primarily resulting from reduced gains on sales of other real estate and repossessed assets, and the receipt of a litigation settlement of $2.6 million in the second quarter of 2010; partially offset by increased gains on sales of investment securities and lower net losses on derivative financial instruments.

Service charges on deposit accounts and customer service fees were $10.2 million and $30.0 million for the three and nine months ended September 30, 2011, respectively, compared to $11.0 million and $32.0 million for the comparable periods in 2010, primarily reflecting reduced non-sufficient funds and returned check fee income on retail and commercial accounts.

Gains on loans sold and held for sale were $2.5 million and $3.9 million for the three and nine months ended September 30, 2011, respectively, compared to $4.1 million and $7.3 million for the comparable periods in 2010. The decrease was primarily attributable to a decrease in the volume of mortgage loans originated for sale in the secondary market during the first nine months of 2011 associated with a decline in refinancing volume in our mortgage banking division in addition to lower margins on the loans originated for sale in the secondary market. The gain on sale of mortgage loans was $2.5 million and $4.0 million for the three and nine months ended September 30, 2011, respectively, compared to $4.1 million and $7.3 million for the comparable periods in 2010. For the nine months ended September 30, 2011 and 2010, we originated residential mortgage loans held for sale totaling $177.5 million and $243.5 million, respectively. The decrease in gains on loans sold and held for sale also reflects gains/losses on the sale of SBA loans and other commercial loans.

We recorded net gains on investment securities of $4.2 million and $5.3 million for the three and nine months ended September 30, 2011, respectively, compared to net losses on investment securities of $2,000 for the three months ended September 30, 2010 and net gains of $553,000 for the nine months ended September 30, 2010. During the first quarter of 2011, we reduced our overall number of smaller investment securities holdings, many of which were acquired in previous acquisitions, in an effort to reduce the operational requirements and overall costs associated with maintaining these securities. In addition, during the second quarter of 2011, we sold $100.0 million of U.S. Treasury securities at a gain of $592,000. During the third quarter of 2011, we sold $148.5 million of mortgage-backed securities at a gain of $4.1 million. Proceeds from sales of available-for-sale investment securities were $156.2 million and $283.7 million for the three and nine months ended September 30, 2011, respectively, as compared to zero and $20.1 million for the comparable periods in 2010.

We recorded a net gain on derivative instruments of $7,000 and a net loss on derivative instruments of $214,000 for the three and nine months ended September 30, 2011, respectively, compared to net losses on derivative instruments of $849,000 and $2.9 million for the comparable periods in 2010, primarily attributable to changes in fair value and the net interest differential on our interest rate swap agreements.

We recorded net losses associated with changes in the fair value of mortgage and SBA servicing rights of $4.4 million and $6.7 million for the three and nine months ended September 30, 2011, respectively, compared to $3.4 million and $6.2 million for the comparable periods in 2010. The changes in the fair value of mortgage and SBA servicing rights during the periods reflect changes in mortgage interest rates and the related changes in estimated prepayment speeds, as well as changes in cash flow assumptions on the underlying SBA loans in the serviced portfolio.

Loan servicing fees were $2.0 million and $6.4 million for the three and nine months ended September 30, 2011, respectively, compared to $2.2 million and $6.7 million for the comparable periods in 2010, and are primarily attributable to fee income generated from the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans originated to small business concerns. The level of fees is primarily impacted by the balance of loans serviced and interest shortfall on serviced residential mortgage loans. Interest shortfall represents the difference between the interest collected from a loan servicing customer upon prepayment of the loan and the full month of interest that is required to be remitted to the security owner.

Other income was $2.4 million and $7.7 million for the three and nine months ended September 30, 2011, respectively, compared to $4.0 million and $15.4 million for the comparable periods in 2010. The decrease in other income reflects the following:

➢	A loss of $334,000 recognized in the first quarter of 2011 on the sale of our San Jose Branch and a gain of $263,000 recognized in the second quarter of 2011 on the sale of our Edwardsville Branch, as further described in Note 2 to our consolidated financial statements, compared to a gain of $168,000 recognized in the first quarter of 2010 on the sale of our Lawrenceville, Illinois retail branch;

➢	Income recognized on certain Community Reinvestment Act, or CRA, investments of $495,000 during the second quarter of 2011 and $388,000 during the third quarter of 2011;

➢	The receipt of a litigation settlement of $2.6 million recognized in the second quarter of 2010; and

➢	Net losses of $404,000 and $1.1 million on sales of other real estate and repossessed assets for the three and nine months ended September 30, 2011, respectively, compared to net gains of $814,000 and $3.4 million for the comparable periods in 2010.

Noninterest Expense. Noninterest expense decreased to $58.1 million and $174.3 million for the three and nine months ended September 30, 2011, respectively, from $88.4 million and $220.4 million for the comparable periods in 2010. The decrease in our noninterest expense during the three and nine months ended September 30, 2011, as compared to the comparable periods in 2010, was primarily attributable to reductions in write-downs and expenses on other real estate and repossessed assets, salaries and employee benefits expense, occupancy and furniture and equipment expenses, postage, printing and supplies expenses, information technology fees, legal, examination and professional fees, FDIC insurance expense and other expense; partially offset by increased advertising and business development expenses.

Salaries and employee benefits expense decreased to $20.7 million and $61.9 million for the three and nine months ended September 30, 2011, respectively, in comparison to $22.8 million and $66.2 million for the comparable periods in 2010. The overall decrease in salaries and employee benefits expense is reflective of the completion of certain staff reductions in 2010 and 2011. Our total full-time equivalent employees (FTEs), excluding discontinued operations, decreased to 1,305 at September 30, 2011, from 1,393 at December 31, 2010 and 1,453 at September 30, 2010, representing decreases of 6.3% and 10.2%, respectively. The overall reduction in salaries and employee benefits expense was partially offset by an increase in our 401(k) matching contribution, resulting from the reinstatement of our 401(k) matching contribution in the first quarter of 2011 following the elimination of our matching contribution in April 2009.

Occupancy, net of rental income, and furniture and equipment expense decreased to $9.2 million and $28.9 million for the three and nine months ended September 30, 2011, respectively, from $10.7 million and $32.5 million for the comparable periods in 2010. The decrease reflects reduced furniture, fixture and technology equipment expenditures associated with prior expansion and branch renovation activities and certain branch closures completed in conjunction with profit improvement initiatives.

Postage, printing and supplies expense decreased to $707,000 and $2.2 million for the three and nine months ended September 30, 2011, respectively, from $745,000 and $2.7 million for the comparable periods in 2010, primarily reflecting decreases in office supplies expenses as a result of profit improvement initiatives.

Information technology and item processing fees decreased to $6.5 million and $19.6 million for the three and nine months ended September 30, 2011, respectively, from $6.8 million and $21.2 million for the comparable periods in 2010. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and negotiated fee reductions with First Services, L.P. As more fully described in Note 8 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending, trust and small business lending divisions as well as our payroll processing department.

Legal, examination and professional fees decreased to $2.8 million and $9.1 million for the three and nine months ended September 30, 2011, respectively, from $3.4 million and $9.8 million for the comparable periods in 2010. The decrease in legal, examination and professional fees during the first nine months of 2011 reflects a decrease in legal expenses associated with divestiture activities and litigation matters in comparison to the level of such expenses during the comparable period in 2010. We anticipate legal, examination and professional fees to remain at higher-than-historical levels for the remainder of 2011, primarily as a result of higher legal and professional fees associated with ongoing collection efforts on commercial and consumer problem loans, ongoing litigation matters and ongoing matters associated with our Capital Plan, as further described under “—Recent Developments and Other Matters – Capital Plan.”

Amortization of intangible assets was $728,000 and $2.3 million for the three and nine months ended September 30, 2011, respectively, compared to $800,000 and $2.5 million for the comparable periods in 2010, reflecting a decrease in the amortization of core deposit intangibles associated with prior acquisitions.

Advertising and business development expense increased to $461,000 and $1.4 million for the three and nine months ended September 30, 2011, respectively, from $260,000 and $946,000 for the comparable periods in 2010, reflecting increased advertising during the first nine months of 2011 as compared to the comparable period in 2010. We expect these expenses to increase over time as we further market our products and services throughout our geographic market areas.

FDIC insurance expense decreased to $3.8 million and $12.9 million for the three and nine months ended September 30, 2011, respectively, from $5.7 million and $16.4 million for the comparable periods in 2010. Prior to April 1, 2011, the FDIC’s assessment base for the calculation of insurance premium assessments was an institution’s average deposits. The Dodd-Frank Act required the FDIC to establish rules setting insurance premium assessments based on an institution's average consolidated assets minus its average tangible equity instead of its deposits. The change in the assessment base had the impact of reducing the level of our FDIC insurance expense beginning with the second quarter of 2011.

Write-downs and expenses on other real estate and repossessed assets decreased to $2.6 million and $13.0 million for the three and nine months ended September 30, 2011, respectively, from $14.4 million and $31.9 million for the comparable periods in 2010, and include write-downs related to the revaluation of certain other real estate properties of $1.6 million and $8.4 million for the three and nine months ended September 30, 2011, respectively, as compared to $12.7 million and $23.6 million for the comparable periods in 2010. Write-downs during the third quarter of 2010 include a write-down of $9.0 million on a single property located in Southern California. Other real estate and repossessed asset expenses, exclusive of write-downs, such as taxes, insurance, and repairs and maintenance, were $947,000 and $4.6 million for the three and nine months ended September 30, 2011, respectively, compared to $1.8 million and $8.3 million for the comparable periods in 2010, primarily reflecting a decrease in the balance of other real estate and repossessed assets and the sale of certain properties that possessed higher operating expenditures. The balance of our other real estate and repossessed assets was $131.3 million at September 30, 2011, as compared to $140.7 million at December 31, 2010 and $171.0 million at September 30, 2010. The overall higher-than-historical level of expenses on other real estate and repossessed assets is associated with ongoing foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties, as well as other property preservation related expenses. We expect the level of write-downs and expenses on our other real estate and repossessed assets to remain at elevated levels in the near term as a result of the high level of our other real estate and repossessed assets and the expected future transfer of certain of our nonaccrual loans into our other real estate portfolio.

Other expense decreased to $10.7 million and $23.0 million for the three and nine months ended September 30, 2011, respectively, compared to $22.8 million and $36.2 million for the comparable periods in 2010. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, loan expenses, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes, travel, meals and entertainment, overdraft losses and other nonrecurring expenses. The changes in the overall level of other expense for the first nine months of 2011 as compared to the comparable period in 2010 reflect the following:

➢	An operating loss of $13.6 million during the third quarter of 2010 resulting from suspected fraud involving a customer relationship;

➢	Write-downs of bank-owned facilities to estimated fair value less costs to sell of $2.3 million associated with space consolidation initiatives during the three and nine months ended September 30, 2011;

➢	Loan expenses related to collection matters of $1.3 million and $4.0 million for the three and nine months ended September 30, 2011, respectively, compared to $942,000 and $4.1 million for the comparable periods in 2010;

➢	A reduction in overdraft losses to $330,000 and $909,000 for the three and nine months ended September 30, 2011, respectively, compared to $510,000 and $1.2 million for the comparable periods in 2010;

➢	Prepayment penalties of $1.9 million recognized during the third quarter of 2010 associated with the prepayment of FHLB advances;

➢	Expenses associated with CRA investments of $2.0 million for the nine months ended September 30, 2011, compared to $1.5 million for the comparable period in 2010; and

➢	Profit improvement initiatives and management’s efforts to reduce overall expense levels.

(Benefit) Provision for Income Taxes. We recorded a benefit for income taxes of $11.6 million and $11.5 million for the three and nine months ended September 30, 2011, compared to a provision for income taxes of $5.2 million and $5.3 million for the three and nine months ended September 30, 2010, respectively. The (benefit) provision for income taxes during the three and nine months ended September 30, 2011 and 2010 reflects the establishment of a full deferred tax asset valuation allowance during 2008 and the resulting inability to record tax benefits on our net loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not “more likely than not,” as further described in Note 14 to our consolidated financial statements. The deferred tax asset valuation allowance was primarily established as a result of our three-year cumulative operating loss for the years ended December 31, 2008, 2007 and 2006, after considering all available objective evidence and potential tax planning strategies related to the amount of the deferred tax assets that are more likely than not to be realized.

The benefit for income taxes during the three and nine months ended September 30, 2011 also reflects a benefit for income taxes of $11.6 million related to an intraperiod tax allocation between accumulated other comprehensive income and loss from continuing operations, and was primarily driven by market appreciation in our investment securities portfolio, as further described in Note 14 to our consolidated financial statements.

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

Income from Discontinued Operations, Net of Tax. We recorded income from discontinued operations, net of tax, of zero and $696,000 for the three and nine months ended September 30, 2011, respectively, compared to income from discontinued operations, net of tax, of $6.4 million and $11.9 million for the comparable periods in 2010. Income from discontinued operations, net of tax, for the nine months ended September 30, 2011 and 2010, is reflective of the following:

➢	A gain of $425,000 during the second quarter of 2011 associated with the sale of our remaining Northern Illinois Region on May 13, 2011 after the write-off of goodwill and intangible assets allocated to the Northern Illinois Region of $1.6 million;

➢	A gain of $8.4 million during the first quarter of 2010 associated with the sale of our Chicago Region on February 19, 2010 after the write-off of goodwill and intangible assets allocated to the Chicago Region of $26.3 million;

➢	A gain of $5.0 million during the second quarter of 2010 associated with the sale of our Texas Region on April 30, 2010 after the write-off of goodwill and intangible assets allocated to the Texas Region of $20.0 million;

➢	A gain of $6.4 million during the third quarter of 2010 associated with the sale of a portion of our Northern Illinois Region during September 2010 after the write-off of goodwill and intangible assets allocated to the Northern Illinois Region of approximately $9.7 million; and

➢	Other net income (loss) from all discontinued operations during the respective periods, as further described in Note 2 to our consolidated financial statements.

Net Loss Attributable to Noncontrolling Interest in Subsidiary. Net losses attributable to noncontrolling interest in subsidiary were $668,000 and $1.5 million for the three and nine months ended September 30, 2011, respectively, compared to $618,000 and $1.1 million for the comparable periods in 2010, and were comprised of the noncontrolling interest in the net losses of FB Holdings. The net loss attributable to noncontrolling interest in subsidiary during the first nine months of 2011, as compared to the comparable period in 2010, is primarily reflective of reduced gains recognized on the sale of other real estate properties and increased provision for loan losses, partially offset by reduced expenses associated with lower balances of other real estate properties in FB Holdings. Noncontrolling interest in subsidiary is more fully described in Note 1 and Note 8 to our consolidated financial statements.

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

We are “asset-sensitive,” indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 5.0% of net interest income, based on assets and liabilities at September 30, 2011. At September 30, 2011, we remain in an asset-sensitive position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with the effect of significant declines in interest rates that began in late 2007 and continued throughout 2008 and 2009 to historically low levels, and the overall level of our nonperforming assets, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.

We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of September 30, 2011, adjusted to account for anticipated prepayments:

			Over Six
	Three	Over Three	through	Over One
	Months or	through Six	Twelve	through Five	Over Five
	Less	Months	Months	Years	Years	Total
	(dollars expressed in thousands)
Interest-earning assets:
Loans (1)	$2,156,197	235,977	384,188	676,666	49,763	3,502,791
Investment securities	143,289	141,186	394,393	1,098,043	647,227	2,424,138
FRB and FHLB stock	27,257	—	—	—	—	27,257
Short-term investments	398,451	—	—	—	—	398,451
Total interest-earning assets	$2,725,194	377,163	778,581	1,774,709	696,990	6,352,637

Interest-bearing liabilities:
Interest-bearing demand deposits	$363,818	226,156	147,493	108,162	137,660	983,289
Money market deposits	1,851,376	—	—	—	—	1,851,376
Savings deposits	42,043	34,624	29,678	42,043	98,925	247,313
Time deposits	500,120	348,697	450,099	409,743	84	1,708,743
Other borrowings	53,112	—	—	—	—	53,112
Subordinated debentures	282,481	—	—	—	71,557	354,038
Total interest-bearing liabilities	3,092,950	609,477	627,270	559,948	308,226	5,197,871
Effect of interest rate swap agreements	(50,000)	25,000	—	25,000	—	—
Total interest-bearing liabilities after the
effect of interest rate swap agreements	$3,042,950	634,477	627,270	584,948	308,226	5,197,871

Interest-sensitivity gap:
Periodic	$(317,756)	(257,314)	151,311	1,189,761	388,764	1,154,766
Cumulative	(317,756)	(575,070)	(423,759)	766,002	1,154,766

Ratio of interest-sensitive assets to interest-
sensitive liabilities:
Periodic	0.90	0.59	1.24	3.03	2.26	1.22
Cumulative	0.90	0.84	0.90	1.16	1.22
____________________

(1)	Loans are presented net of deferred loan costs (fees).

Management made certain assumptions in preparing the foregoing table. These assumptions included:

➢	Loans will repay at projected repayment rates;

➢	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

➢	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and

➢	Fixed maturity deposits will not be withdrawn prior to maturity.

A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.

We were in an overall asset-sensitive position of $1.15 billion, or 17.0% of our total assets, and $1.26 billion, or 17.1% of our total assets, at September 30, 2011 and December 31, 2010, respectively. We were in an overall liability-sensitive position on a cumulative basis through the twelve-month time horizon of $423.8 million, or 6.2% of our total assets, and $21.0 million, or 0.3% of our total assets at September 30, 2011 and December 31, 2010, respectively.

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

The derivative financial instruments we held as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011		December 31, 2010
	Notional	Credit	Notional	Credit
	Amount	Exposure	Amount	Exposure
	(dollars expressed in thousands)
Interest rate swap agreements	$50,000	—	75,000	—
Customer interest rate swap agreements	48,970	586	53,696	869
Interest rate lock commitments	78,856	2,707	41,857	276
Forward commitments to sell mortgage-backed securities	101,050	—	84,100	1,538

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

The earnings associated with our derivative financial instruments reflect the interest rate environment during these periods as well as the overall level of our derivative instruments throughout these periods. We realized net interest income on our derivative financial instruments of $1.9 million and $5.7 million for the three and nine months ended September 30, 2010, respectively, comprised entirely of amortization associated with a deferred gain on the previous termination of certain of our interest rate swap agreements. In December 2008, we terminated certain of our interest rate swap agreements that were designated as cash flow hedges on certain of our loans, and recorded a gain of $20.8 million, in aggregate, which was being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates of September 2009 and September 2010. Consequently, the conclusion of the amortization period associated with the aggregate gain in September 2010 resulted in a negative impact on our net interest income and net interest margin for the nine months ended September 30, 2011.

We recorded net gains on derivative instruments of $7,000 and net losses on derivative instruments of $214,000, which are included in noninterest income in the consolidated statements of operations, for the three and nine months ended September 30, 2011, respectively, compared to net losses $849,000 and $2.9 million for the comparable periods in 2010. The net losses on derivative instruments is primarily attributable to changes in the fair value and the net interest differential on our interest rate swap agreements previously designated as cash flow hedges on our junior subordinated debentures.

Our derivative financial instruments are more fully described in Note 16 to our consolidated financial statements.

Loans and Allowance for Loan Losses

Loan Portfolio Composition. Loans, net of deferred loan costs (fees), represented 51.6% of our assets as of September 30, 2011, compared to 60.9% of our assets at December 31, 2010. Loans, net of deferred loan costs (fees), decreased $989.5 million to $3.50 billion at September 30, 2011 from $4.49 billion at December 31, 2010. The following table summarizes the composition of our loan portfolio by category at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Commercial, financial and agricultural	$768,047	1,045,832
Real estate construction and development	303,263	490,766
Real estate mortgage:
One-to-four family residential	920,624	1,050,895
Multi-family residential	128,144	178,289
Commercial real estate	1,320,905	1,642,920
Consumer and installment	25,206	33,623
Loans held for sale	36,595	54,470
Deferred loan costs (fees)	7	(4,511)
Loans, net of deferred loan costs (fees)	$3,502,791	4,492,284

The following table summarizes the composition of our loan portfolio by geographic region and/or business segment at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Mortgage Division	$408,776	466,735
Florida	94,240	114,061
Northern California	516,276	633,867
Southern California	1,016,987	1,268,960
Chicago	205,067	244,277
Missouri	678,971	879,200
Texas	137,657	292,609
First Bank Business Capital, Inc.	34,135	56,212
Northern and Southern Illinois	288,067	350,208
Other	122,615	186,155
Total	$3,502,791	4,492,284

We attribute the net decrease in our loan portfolio during the first nine months of 2011 primarily to:

➢	A decrease of $277.8 million in our commercial, financial and agricultural portfolio, reflecting gross loan charge-offs of $32.0 million and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets;

➢	A decrease of $187.5 million in our real estate construction and development portfolio primarily attributable to gross loan charge-offs of $25.6 million, transfers to other real estate and repossessed assets of $30.9 million and other loan activity, including the sale of a $43.7 million loan in our Texas Region during the second quarter of 2011. The following table summarizes the composition of our real estate construction and development portfolio by region as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Northern California	$64,178	64,647
Southern California	113,666	157,306
Chicago	32,727	44,166
Missouri	20,542	62,012
Texas	45,328	128,794
Florida	1,436	3,799
Northern and Southern Illinois	18,079	28,721
Other	7,307	1,321
Total	$303,263	490,766

We have experienced significant asset quality deterioration within all geographic areas of our real estate construction and development portfolio. As a result of the asset quality deterioration, we focused on reducing our exposure to this portfolio segment and decreased the portfolio balance by $1.84 billion, or 85.8%, from $2.14 billion at December 31, 2007 to $303.3 million at September 30, 2011. Of the remaining portfolio balance of $303.3 million, $81.7 million, or 26.9%, of loans were on nonaccrual status as of September 30, 2011 and $122.3 million, or 40.3%, of loans were considered potential problem loans, as further discussed below;

➢	A decrease of $130.3 million in our one-to-four family residential real estate loan portfolio primarily attributable to gross loan charge-offs of $25.1 million, transfers to other real estate of $10.3 million and principal payments. The following table summarizes the composition of our one-to-four family residential real estate loan portfolio as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
One-to-four family residential real estate:
Bank portfolio	$177,366	239,363
Mortgage Division portfolio, excluding Florida	262,785	286,584
Florida Mortgage Division portfolio	102,494	125,369
Home equity portfolio	377,979	399,579
Total	$920,624	1,050,895

Our Bank portfolio consists of mortgage loans originated to customers from our retail branch banking network. As of September 30, 2011, approximately $15.7 million, or 8.8%, of this portfolio is on nonaccrual status. The decrease in this portfolio of $62.0 million, or 25.9%, during the first nine months of 2011 is primarily attributable to principal payments, including the payoff of a single $10.0 million loan relationship during the first quarter of 2011, primarily resulting from increased refinancing loan volumes and the mortgage interest rate environment.

Our Mortgage Division portfolio, excluding Florida, consists of both prime mortgage loans and Alt A and sub-prime mortgage loans that were originated prior to our discontinuation of these loan products in 2007. This portfolio of one-to-four family residential real estate loans has decreased $231.4 million, or 46.8%, from $494.2 million at December 31, 2007. As of September 30, 2011, approximately $89.7 million, or 34.1%, of this portfolio is considered impaired, consisting of performing troubled debt restructurings, or TDRs, of $74.8 million, including those loans modified in the Home Affordable Modification Program, or HAMP, of $66.1 million, and nonaccrual loans of $14.9 million.

Our Florida portfolio, the majority of which was acquired in November 2007 through our acquisition of Coast Bank of Florida, consists primarily of prime and Alt A mortgage loans. This portfolio of one-to-four family residential real estate loans has decreased $157.6 million, or 60.6%, from $260.1 million at December 31, 2007. As of September 30, 2011, approximately $11.0 million, or 10.7%, of this portfolio is considered impaired, consisting of performing TDRs of $6.5 million, including $4.5 million of loans modified in HAMP, and $4.4 million of nonaccrual loans. Our Mortgage Division portfolio, excluding Florida, and our Florida Mortgage Division Portfolio are collectively defined as our Mortgage Division portfolio unless otherwise noted.

Our home equity portfolio consists of loans originated to customers from our retail branch banking network. As of September 30, 2011, approximately $8.2 million, or 2.2%, of this portfolio is on nonaccrual status The decrease in this portfolio of $21.6 million, or 5.4%, during the first nine months of 2011 is primarily attributable to gross loan charge-offs of $6.0 million and principal payments;

➢	A decrease of $50.1 million in our multi-family residential real estate portfolio primarily due to gross loan charge-offs of $3.0 million and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets;

➢	A decrease of $322.0 million in our commercial real estate portfolio primarily attributable to gross loan charge-offs of $26.2 million, transfers to other real estate of $14.9 million and our efforts to reduce our exposure to commercial real estate in the current economic environment. The following table summarizes the composition of our commercial real estate portfolio by loan type as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Farmland	$21,099	36,735
Owner occupied	714,514	798,842
Non-owner occupied	585,292	807,343
Total	$1,320,905	1,642,920

We have experienced the most distress in our non-owner occupied portfolio, which constitutes approximately 44.3% of our commercial real estate portfolio. As of September 30, 2011, $31.7 million, or 5.4%, of the non-owner occupied segment is on nonaccrual status. The following table summarizes the composition of our non-owner occupied loan portfolio by region as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Northern California	$156,216	208,127
Southern California	229,412	305,287
Chicago	20,864	27,907
Missouri	99,081	149,106
Texas	37,557	61,258
Florida	11,293	13,338
Northern and Southern Illinois	23,167	24,990
Other	7,702	17,330
Total	$585,292	807,343

The decrease in non-owner occupied loans in our Southern California region of $75.9 million includes the payoff of a single credit relationship in the amount of $29.0 million in the second quarter of 2011;

➢	A decrease of $8.4 million in our consumer and installment portfolio, reflecting gross charge-offs of $384,000 and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets; and

➢	A decrease of $17.9 million in our loans held for sale portfolio primarily resulting from a decrease in origination volume and subsequent sales into the secondary mortgage market.

These decreases were partially offset by:

➢	An increase of $4.5 million in our net deferred loan costs (fees), primarily attributable to an unearned discount of $6.8 million associated with the sale of the $43.7 million real estate construction and development loan in our Texas region as discussed above.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, other real estate and repossessed assets. The following table presents the categories of nonperforming assets and certain ratios as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Nonperforming Assets:
Nonaccrual loans:
Commercial, financial and agricultural	$71,035	67,365
Real estate construction and development	81,710	134,244
One-to-four family residential real estate:
Bank portfolio	15,678	14,479
Mortgage Division portfolio	19,327	33,386
Home equity portfolio	8,172	7,122
Multi-family residential	7,595	12,960
Commercial real estate	66,920	129,187
Consumer and installment	48	165
Total nonaccrual loans	270,485	398,908
Other real estate	114,318	140,628
Other repossessed assets	17,031	37
Total nonperforming assets	$401,834	539,573

Loans, net of deferred loan costs (fees)	$3,502,791	4,492,284

Performing troubled debt restructurings	$94,900	112,903

Loans past due 90 days or more and still accruing	$4,054	5,523

Ratio of:
Allowance for loan losses to loans	4.50%	4.48%
Nonaccrual loans to loans	7.72	8.88
Allowance for loan losses to nonaccrual loans	58.31	50.40
Nonperforming assets to loans, other real estate and
repossessed assets	11.06	11.65

Our nonperforming assets, consisting of nonaccrual loans, other real estate and repossessed assets, were $401.8 million and $539.6 million at September 30, 2011 and December 31, 2010, respectively. Our nonperforming assets at September 30, 2011 included $14.4 million, comprised of $5.5 million of nonaccrual loans and $8.9 million of other real estate, held by FB Holdings, a subsidiary of First Bank which is 46.77% owned by FCA, an entity owned by our Chairman of the Board and members of his immediate family.

We attribute the $128.4 million net decrease in our nonaccrual loans during the nine months ended September 30, 2011 primarily to the following:

➢
A decrease in nonaccrual loans of $52.5 million in our real estate construction and development loan portfolio driven by gross loan charge-offs of $25.6 million, transfers to other real estate of $30.9 million and payments received, partially offset by additions to nonaccrual loans during the nine months ended September 30, 2011. Although the level of deterioration in this portfolio is slowing due in part to the decline in the total portfolio balance, as previously discussed, we continue to experience deterioration as a result of weak economic conditions and declines in real estate values, and we expect these trends to continue until market conditions stabilize in our primary market areas;

➢
A decrease in nonaccrual loans of $14.1 million in our one-to-four family residential real estate Mortgage Division loan portfolio primarily driven by gross loan charge-offs of $15.3 million, transfers to other real estate of $7.3 million and payments received, partially offset by additions to nonaccrual loans during the nine months ended September 30, 2011 driven by current market conditions and the overall deterioration of Alt A and sub-prime residential mortgage loan products experienced throughout the mortgage banking industry. We continue to modify loans under HAMP where deemed economically advantageous to our borrowers and us;

➢
A decrease in nonaccrual loans of $5.4 million in our multi-family residential loan portfolio primarily driven by gross loan charge-offs of $3.0 million, transfers to other real estate of $1.4 million and payments received, partially offset by new additions to nonaccrual loans resulting from continued weak economic conditions and declines in real estate values; and

➢
A decrease in nonaccrual loans of $62.3 million in our commercial real estate portfolio primarily driven by gross loan charge-offs of $26.2 million, transfers to other real estate of $14.9 million and payments received, partially offset by new additions to nonaccrual loans resulting from continued weak economic conditions and declines in real estate values. During the second quarter of 2011, a single $29.0 million nonaccrual credit relationship in our Southern California region was repaid.

These decreases were partially offset by:

➢
An increase in nonaccrual loans of $3.7 million in our commercial, financial and agricultural portfolio primarily driven by new additions to nonaccrual loans during the nine months ended September 30, 2011, partially offset by gross loan charge-offs of $32.0 million and payments received. Additions to nonaccrual status during the first nine months of 2011 included three credits with outstanding balances of $13.5 million, $7.3 million and $4.2 million at September 30, 2011, or $25.0 million in aggregate.

The decrease in other real estate of $26.3 million during the first nine months of 2011 was primarily driven by the sale of other real estate properties with a carrying value of $58.6 million at a net loss of $1.1 million, and write-downs of other real estate of $8.4 million, attributable to declining real estate values on certain properties; partially offset by foreclosures and other additions to other real estate aggregating $40.7 million.

The increase in repossessed assets of $17.0 million during the first nine months of 2011 was driven by First Bank’s 43.76% minority ownership interest in WBI Resolution, LLC, which was established in June 2011 by a group of seven banks to dispose of foreclosed real estate construction and development loans to a single borrower.

At September 30, 2011, our other real estate and repossessed assets consisted of collateral with the most recent appraisal date being in 2011, 2010, 2009 and 2008 of $22.6 million, $97.2 million, $3.8 million and $6.8 million, respectively, in addition to $974,000 with the fair value estimated by management or by broker’s price opinions.

The decrease in performing TDRs, of $18.0 million during the first nine months of 2011 was primarily driven by a decrease in one-to-four family residential and commercial real estate TDRs. The decrease in one-to-four family residential TDRs was primarily attributable to certain loans being removed from TDR status as a result of compliance with the contractual terms of the respective modified loan agreements, the payoff of a $3.0 million TDR during the first quarter of 2011 and TDRs entering nonaccrual status; partially offset by an increase in performing TDRs under HAMP of $7.2 million to $70.6 million at September 30, 2011. One-to-four family residential loans restructured under HAMP will be considered TDRs for the life of the respective loans or modification periods as they are being restructured at interest rates lower than current market rates. The decrease in commercial real estate TDRs primarily resulted from the payoff of an $11.1 million TDR and the removal from TDR status of a $6.3 million TDR as a result of compliance with the contractual terms of the modified loan agreement for a sustained period during the first quarter of 2011.

We expect the declining and unstable market conditions associated with our loan portfolio to continue, which will likely continue to impact the overall level of our nonperforming and potential problem loans, loan charge-offs, provision for loan losses and other real estate and repossessed assets balances.

The following table summarizes the composition of our nonperforming assets by region / business segment at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Mortgage Division	$26,490	41,686
Florida	6,993	15,243
Northern California	49,432	62,339
Southern California	88,332	143,522
Chicago	44,628	71,882
Missouri	76,813	99,161
Texas	49,836	60,967
First Bank Business Capital, Inc.	14,304	1,622
Northern and Southern Illinois	26,681	21,372
Other	18,325	21,779
Total nonperforming assets	$401,834	539,573

During the first nine months of 2011, we experienced a decline in nonperforming assets in most of our regions as a result of payment activity, sales of other real estate properties, charge-offs of loans and write-downs of other real estate properties. The increase in First Bank Business Capital, Inc. of $12.7 million primarily resulted from the addition of a $13.5 million commercial and industrial loan during the second quarter of 2011. We have been successful in reducing the overall level of nonperforming assets as a result of the completion of several initiatives in our Asset Quality Improvement Plan.

Potential Problem Loans. As of September 30, 2011 and December 31, 2010, loans aggregating $297.8 million and $373.1 million, respectively, which were not classified as nonperforming assets and performing TDRs, were identified by management as having potential credit problems, or potential problem loans. These loans are generally defined as loans having an internally assigned grade of substandard and loans in the Mortgage Division which are 30-89 days delinquent. The following table presents the categories of potential problem loans as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Commercial, financial and agricultural	$42,145	100,383
Real estate construction and development	122,332	128,227
Real estate mortgage:
One-to-four family residential	19,757	43,013
Multi-family residential	30,344	5,584
Commercial real estate	83,213	95,933
Total potential problem loans	$297,791	373,140

The decrease in commercial, financial and agricultural potential problem loans of $58.2 million is primarily attributable to the transfer of two credits with outstanding balances of $13.5 million and $7.3 million, or $20.8 million in aggregate, to nonaccrual status during the first nine months of 2011, in addition to upgrades of certain potential problem credits to special mention status and other loan activity. The decrease in one-to-four family residential potential problem loans of $23.3 million is primarily attributable to improved delinquency trends, upgrades of certain potential problem loans to special mention status and other loan activity. The increase in multi-family residential potential problem loans of $24.8 million is primarily attributable to the transfer of a $26.7 million credit in our Chicago region to potential problem status from special mention status during the first quarter of 2011.

The following table summarizes the composition of our potential problem loans by region / business segment at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(dollars expressed in thousands)
Mortgage Division	$7,192	9,859
Florida	7,159	2,783
Northern California	44,485	64,601
Southern California	119,255	106,526
Chicago	40,087	15,030
Missouri	38,702	91,813
Texas	3,700	27,028
First Bank Business Capital, Inc.	6,738	18,992
Northern and Southern Illinois	27,596	32,548
Other	2,877	3,960
Total potential problem loans	$297,791	373,140

During the first nine months of 2011, we experienced a decline in potential problem loans in most of our regions as a result of payment activity, upgrades of certain loans to special mention status from potential problem status and transfers to nonaccrual status. However, we experienced an increase in potential problem loans in certain regions, including an increase in our Southern California region of $12.7 million that was primarily attributable to a $72.3 million loan relationship classified as a potential problem loan at September 30, 2011. Of the entire relationship of $72.3 million, $39.3 million was transferred to potential problem status from pass and special mention status during the first nine months of 2011. This increase was partially offset by the payoff of a $13.6 million real estate construction and development potential problem loan and other loan activity. In addition, the increase in our Chicago region of $25.1 million is primarily due to the transfer of a $26.7 million multi-family residential real estate loan from special mention status to potential problem status during the first quarter of 2011. We have been successful in reducing the overall level of potential problem loans as a result of the completion of several initiatives in our Asset Quality Improvement Plan.

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

Allowance for Loan Losses. Our allowance for loan losses decreased to $157.7 million at September 30, 2011, compared to $201.0 million at December 31, 2010. The decrease in our allowance for loan losses of $43.3 million during the first nine months of 2011 was primarily attributable to the decrease in nonaccrual loans of $128.4 million, the decrease in potential problem loans of $75.3 million and the $989.5 million decrease in the overall level of our loan portfolio.

Our allowance for loan losses as a percentage of loans, net of deferred loan costs (fees), increased to 4.50% at September 30, 2011 from 4.48% at December 31, 2010. Our allowance for loan losses as a percentage of nonperforming loans increased during the first nine months of 2011 to 58.31% at September 30, 2011 from 50.40% at December 31, 2010. The increase in this ratio was primarily attributable to the decrease in nonaccrual loans during the first nine months of 2011, a portion of which did not carry a specific allowance for loan losses as these loans had been charged down to the estimated fair value of the related collateral less estimated costs to sell.

Changes in the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Allowance for loan losses, beginning of period	$161,186	241,969	201,033	266,448
Allowance for loan losses allocated to loans sold	—	—	—	(321)
	161,186	241,969	201,033	266,127
Loans charged-off:
Commercial, financial and agricultural	(9,248)	(19,763)	(31,992)	(40,153)
Real estate construction and development	(5,944)	(9,680)	(25,630)	(112,111)
Real estate mortgage:
One-to-four family residential loans:
Bank portfolio	(2,186)	(1,427)	(3,750)	(4,316)
Mortgage Division portfolio	(4,641)	(13,443)	(15,349)	(40,800)
Home equity portfolio	(1,762)	(1,742)	(5,977)	(7,021)
Multi-family residential loans	(60)	(2,791)	(2,990)	(7,249)
Commercial real estate loans	(2,144)	(9,190)	(26,165)	(33,660)
Consumer and installment	(89)	(257)	(384)	(772)
Total	(26,074)	(58,293)	(112,237)	(246,082)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	1,559	1,003	5,525	33,967
Real estate construction and development	575	2,611	4,958	4,641
Real estate mortgage:
One-to-four family residential loans:
Bank portfolio	88	87	490	239
Mortgage Division portfolio	455	1,000	2,401	3,336
Home equity portfolio	167	105	440	238
Multi-family residential loans	485	—	528	—
Commercial real estate loans	219	386	2,323	1,207
Consumer and installment	64	183	263	378
Total	3,612	5,375	16,928	44,006
Net loans charged-off	(22,462)	(52,918)	(95,309)	(202,076)
Provision for loan losses	19,000	37,000	52,000	162,000
Allowance for loan losses, end of period	$157,724	226,051	157,724	226,051

Our net loan charge-offs were $22.5 million and $95.3 million for the three and nine months ended September 30, 2011, respectively, compared to $52.9 million and $202.1 million for the three and nine months ended September 30, 2010, respectively. Our annualized net loan charge-offs as a percentage of average loans were 2.46% and 3.23% for the three and nine months ended September 30, 2011, respectively, compared to 4.01% and 4.70% for the three and nine months ended September 30, 2010, respectively.

Changes in our net loan charge-off levels are primarily attributable to the following:

➢
A decrease in net loan charge-offs associated with our commercial, financial and agricultural portfolio of $11.1 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010 and an increase in net loan charge-offs in this portfolio of $20.3 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Specifically in this portfolio, during the nine months ended September 30, 2011, we recorded charge-offs of $4.9 million on a First Bank Business Capital, Inc. loan and $2.6 million on a loan in our Texas region. During the nine months ended September 30, 2010, we recorded a $5.2 million charge-off on a loan relationship with a related operating loss of $13.6 million as further discussed under “—Noninterest Expense” and a $25.0 million recovery on a single credit whereby we had previously recorded aggregate charge-offs of $30.0 million during 2009 on the same credit;

➢
A decrease in net loan charge-offs of $1.7 million and $86.8 million associated with our real estate construction and development portfolio for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010. Net loan charge-offs for the nine months ended September 30, 2011 included a $5.7 million charge-off on a loan in our Missouri region. Net loan charge-offs for the nine months ended September 30, 2010 included a $9.7 million charge-off on a loan in our Missouri region and charge-offs of $24.5 million, $11.5 million and $8.0 million, or $44.0 million in aggregate, on three loans in our Southern California region. Although the overall level of charge-offs has declined with the significant decrease in the balance of loans in our real estate construction and development portfolio, we continue to experience significant distress and unstable market conditions throughout our market areas, resulting in continued high levels of developer inventories, slower lot and home sales and declining real estate values;

➢
A decrease in net loan charge-offs of $8.3 million and $24.5 million associated with our one-to-four family residential Mortgage Division portfolio for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010. The decrease in net loan charge-offs is reflective of the declining portfolio balance and the substantial decrease in nonaccrual loans throughout 2010 and the first nine months of 2011, in addition to improving delinquency trends; and

➢	A decrease in net loan charge-offs of $6.9 million and $8.6 million associated with our commercial real estate portfolio for the three and nine months ended September 30, 2011, respectively, as compared to the three and nine months ended September 30, 2010. The decrease in net loan charge-offs for the nine months ended September 30, 2011 is primarily attributable to the declining portfolio balance, in particular non-owner occupied commercial real estate, and decreases in nonaccrual loans, potential problem loans and performing TDRs.

The following table summarizes the composition of our net loan charge-offs (recoveries) by region / business segment for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars expressed in thousands)
Mortgage Division	$4,186	12,443	12,947	37,464
Florida	785	2,671	3,337	7,848
Northern California	3,853	3,106	12,453	10,391
Southern California	2,716	2,263	18,992	35,774
Chicago	1,086	5,741	4,429	30,507
Missouri	4,560	8,900	17,807	41,728
Texas	3,158	8,839	12,139	17,854
First Bank Business Capital, Inc.	(63)	(69)	4,258	431
Northern and Southern Illinois	601	765	4,772	3,743
Other	1,580	8,259	4,175	16,336
Total net loan charge-offs	$22,462	52,918	95,309	202,076

As discussed above, the decrease in net loan charge-offs in our Mortgage Division is reflective of the declining portfolio balance and the substantial decrease in nonaccrual loans throughout 2010 and the first nine months of 2011, in addition to improving delinquency trends. The decrease in net loan charge-offs in our Southern California region was primarily attributable to charge-offs of $24.5 million, $11.5 million and $8.0 million, or $44.0 million in aggregate, on three real estate construction and development loans during the nine months ended September 30, 2010, partially offset by a $25.0 million recovery recorded during the nine months ended September 30, 2010 on a commercial and industrial loan. The decrease in net loan charge-offs in our Chicago region is reflective of a declining portfolio balance and the decrease in nonaccrual loans throughout 2010 and the first nine months of 2011. The decrease in net loan charge-offs in our Missouri region was primarily attributable to charge-offs of $9.7 million and $3.5 million on two real estate construction and development loans and a charge-off of $3.7 million on a commercial real estate loan during the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we recorded a $5.7 million charge-off on a real estate construction and development loan in the Missouri region. The increase in net loan charge-offs in First Bank Business Capital, Inc. was primarily attributable to a $4.9 million charge-off on a commercial and industrial loan during the nine months ended September 30, 2011.

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

➢	Changes in historical loss data as a result of recent charge-off experience by loan type; and

➢	Changes in qualitative factors such as changes in economic conditions, the volume of nonaccrual and potential problem loans by loan category and geographical location and changes in the value of the underlying collateral for collateral-dependent loans.

A summary of the allowance for loan losses to loans by category as of September 30, 2011 and December 31, 2010 is as follows:

	September 30,	December 31,
	2011	2010
Commercial, financial and agricultural	3.98%	2.68%
Real estate construction and development	10.81	11.91
Real estate mortgage:
One-to-four family residential loans	5.62	5.78
Multi-family residential loans	4.52	2.89
Commercial real estate loans	2.76	2.91
Consumer and installment	1.80	2.73
Total	4.50	4.48

The increase in the percentage of the allocated allowance for loan losses to commercial, financial and agricultural loans is reflective of the increase in nonaccrual loans within this portfolio segment of $3.7 million to $71.0 million, or 9.2% of commercial, financial and agricultural loans, at September 30, 2011 as compared to $67.4 million, or 6.4% of commercial, financial and agricultural loans, at December 31, 2010, in addition to an increase in historical loss data associated with this portfolio segment as a result of recent charge-off experience, partially offset by a decrease in potential problem loans of $58.2 million to $42.1 million at September 30, 2011 as compared to $100.4 million at December 31, 2010. The decrease in the percentage of the allocated allowance for loan losses to real estate construction and development, one-to-four family residential and consumer and installment loans is reflective of the decrease in nonaccrual loans and potential problem loans within each of these portfolio segments. The decrease in the percentage of the allocated allowance for loan losses to commercial real estate loans is reflective of the decrease in nonaccrual loans of $62.3 million to $66.9 million, or 5.1% of commercial real estate loans, at September 30, 2011 as compared to $129.2 million, or 7.9% of commercial real estate loans, at December 31, 2010. The increase in the allocated allowance for loan losses to multi-family residential real estate loans is due to the increase in potential problem loans within this portfolio segment of $24.8 million to $30.3 million at September 30, 2011 as compared to $5.6 million at December 31, 2010.

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

First Bank built a significant amount of available balance sheet liquidity throughout 2009, 2010 and the first nine months of 2011 in anticipation of the expected completion of certain transactions associated with our Capital Plan, as further described under “—Recent Developments and Other Matters – Capital Plan.” Our cash and cash equivalents were $498.6 million and $995.8 million at September 30, 2011 and December 31, 2010, respectively. The majority of funds were maintained in our correspondent bank account with the FRB. The decrease in our cash and cash equivalents of $497.1 million is further discussed under “—Financial Condition.”

We are actively increasing our unpledged investment securities portfolio in an effort to improve our net interest income and increase our available liquidity. Our unpledged investment securities increased $927.2 million to $2.15 billion at September 30, 2011, compared to $1.22 billion at December 31, 2010, and are mostly comprised of highly liquid and readily marketable available-for-sale securities. The combined level of cash and cash equivalents and unpledged investment securities provided us with total available liquidity of $2.65 billion and $2.22 billion at September 30, 2011 and December 31, 2010, respectively. As such, despite significant cash outflows to support transactions associated with our Capital Plan and the prepayment of $720.0 million of secured term borrowings during 2010, we have maintained a higher level of available liquidity of $2.65 billion, or 39.0% of total assets, at September 30, 2011. Our ability to maintain strong liquidity was achieved by a substantial shift in our balance sheet from loans to short-term investments and investment securities while substantially maintaining our deposit levels, exclusive of transactions resulting from our Capital Plan. Our loan-to-deposit ratio decreased to 58.9% at September 30, 2011 from 69.6% at December 31, 2010, while the ratio of our cash and cash equivalents and investment securities to total assets increased to 43.1% at September 30, 2011 from 33.7% at December 31, 2010.

During the first nine months of 2011, we reduced the aggregate funds acquired from other sources of funds by $193.7 million to $666.7 million at September 30, 2011, from $860.4 million at December 31, 2010. These other sources of funds include certificates of deposit of $100,000 or more and other borrowings, which are comprised of daily securities sold under agreements to repurchase. The decrease was attributable to a reduction in certificates of deposit of $100,000 or more of $215.1 million, partially offset by an increase in our daily repurchase agreements of $21.4 million. The reduction in certificates of deposit of $100,000 or more was primarily attributable to a planned reduction of higher rate single-service certificate of deposit relationships in an effort to utilize a portion of our current available liquidity and improve First Bank’s leverage ratio. The following table presents the maturity structure of these other sources of funds at September 30, 2011:

	Certificates of
	Deposit of	Other
	$100,000 or More	Borrowings	Total
	(dollars expressed in thousands)
Three months or less	$188,567	53,112	241,679
Over three months through six months	114,425	—	114,425
Over six months through twelve months	158,538	—	158,538
Over twelve months	152,052	—	152,052
Total	$613,582	53,112	666,694

In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency liquidity purposes. Advances drawn on First Bank’s established borrowing relationship require the prior approval of the FRB. First Bank did not have any FRB borrowings outstanding at September 30, 2011 or December 31, 2010.

First Bank also has a borrowing relationship with the FHLB. First Bank’s borrowing capacity through its relationship with the FHLB was approximately $389.3 million and $475.1 million at September 30, 2011 and December 31, 2010, respectively. The borrowing relationship is secured by one-to-four family residential, multi-family residential and commercial real estate loans. The reduction in First Bank’s borrowing capacity with the FHLB during the first nine months of 2011 primarily resulted from the corresponding decrease in the loan portfolio during this period, as further described under “—Loans and Allowance for Loan Losses.” First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. All borrowing requests require approval from the FHLB. First Bank did not have any FHLB advances outstanding at September 30, 2011 or December 31, 2010.

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

First Banks, Inc. First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company’s liquidity position is affected by dividends received from its subsidiaries and the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the Company (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, and proceeds the Company raises through the issuance of debt and/or equity instruments, if any. The Company’s unrestricted cash totaled $3.2 million and $3.6 million at September 30, 2011 and December 31, 2010, respectively.

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

Additional long-term funding is provided by our junior subordinated debentures, as further described in Note 12 to our consolidated financial statements. As of September 30, 2011, we had 13 affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. The sole assets of the statutory and business trusts are our junior subordinated debentures.

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

The Company’s financial position may be adversely affected if it experiences increased liquidity needs if any of the following events occurs:

➢
First Bank experiences future net losses and, accordingly, is unable or prohibited by its regulators to pay a dividend to the Company sufficient to satisfy the Company’s operating cash flow needs. The Company’s ability to receive future dividends from First Bank to assist the Company in meeting its operating requirements, both on a short-term and long-term basis, is currently subject to regulatory approval, as further described above and under “—Recent Developments and Other Matters – Regulatory Agreements;”

➢	We deem it advisable, or are required by regulatory authorities, to use cash maintained by the Company to support the capital position of First Bank;

➢
First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so. As discussed above, First Bank has no outstanding borrowings at September 30, 2011 with the exception of $53.1 million of daily repurchase agreements utilized by customers as an alternative deposit product; or

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

Other Commitments and Contractual Obligations. We have entered into long-term leasing arrangements and other commitments and contractual obligations in conjunction with our ongoing operating activities. The required payments under such leasing arrangements, other commitments and contractual obligations at September 30, 2011 were as follows:

	Less Than	1-3	3-5	Over
	1 Year	Years	Years	5 Years	Total (1)
	(dollars expressed in thousands)
Operating leases	$12,634	18,930	11,824	30,588	73,976
Certificates of deposit (2)	1,293,959	399,544	15,156	84	1,708,743
Other borrowings (2)	53,112	—	—	—	53,112
Subordinated debentures (3)	—	—	—	354,038	354,038
Preferred stock issued under the CPP (3)(4)	—	—	—	310,170	310,170
Other contractual obligations	723	198	6	—	927
Total	$1,360,428	418,672	26,986	694,880	2,500,966
____________________

(1)	Amounts exclude ASC Topic 740 unrecognized tax liabilities of $1.5 million and related accrued interest expense of $236,000 for which the timing of payment of such liabilities cannot be reasonably estimated as of September 30, 2011.
(2)	Amounts exclude the related accrued interest expense on certificates of deposit and other borrowings of $1.1 million as of September 30, 2011.
(3)	Amounts exclude the accrued interest expense on subordinated debentures and the accrued dividends declared on preferred stock issued under the CPP of $29.6 million and $38.5 million, respectively, as of September 30, 2011. As further described under “¯Recent Developments and Other Matters – Regulatory Agreements,” we currently may not make any distributions of interest or other sums on our subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.
(4)	Represents amounts payable upon redemption of the Class C Preferred Stock and the Class D Preferred Stock issued under the CPP of $295.4 million and $14.8 million, respectively.

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

In January 2011, the FASB issued ASU No. 2011-01 – Receivables (ASC Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011. The amendments in ASU No. 2011-01 deferred the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completed their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only deferred the effective date of disclosure requirements related to troubled debt restructurings until the adoption of ASU No. 2011-02, the adoption of this ASU did not have a material impact on our consolidated financial statements or results of operations.

In April 2011, the FASB issued ASU No. 2011-02 – Receivables (ASC Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The provisions of this ASU: provide additional guidance related to determining whether a creditor has granted a concession; include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant; prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower; and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in this ASU also ends the deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of this ASU are effective for the Company’s reporting period ended September 30, 2011. We adopted the requirements of this ASU on July 1, 2011, and applied this guidance to restructurings occurring on or after January 1, 2011. The new guidance did not impact our financial condition, results of operations or the number of TDRs identified.

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

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (ASC Topic 220) – Presentation of Comprehensive Income. This ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This ASU requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments of this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted. In October 2011, the FASB announced plans to consider the deferral of certain provisions in ASU No. 2011-05 related to the presentation of reclassification adjustments from other comprehensive income to net income. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements or results of operations.

In September 2011, the FASB issued ASU No. 2011-08 – Intangibles – Goodwill and Other (ASC Topic 350) – Testing of Goodwill for Impairment. This ASU simplifies how entities test goodwill for impairment. The amendments under this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. This ASU does not change the current guidance for testing other indefinite-lived intangible assets for impairment. The amendments of this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements or results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are included under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management,” appearing on pages 57 through 59 of this report.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports its files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements – furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2011

FIRST BANKS, INC.

By:	/s/	Terrance M. McCarthy
Terrance M. McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Lisa K. Vansickle
Lisa K. Vansickle
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)