Form 10-K
period 2011-12-31
FIRST BANKS, INC
filed 2012-03-23
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes [ X ] No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [ X ] Yes [   ] No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [   ] No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ X ] Yes [   ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [   ] Yes [ X ] No

     None of the voting stock of the Company is held by non-affiliates. All of the voting stock of the Company is owned by various trusts, which were established by and for the benefit of Mr. James F. Dierberg, the Company’s Chairman of the Board of Directors, and members of his immediate family.

     At March 23, 2012, there were 23,661 shares of the registrant’s common stock outstanding. There is no public or private market for such common stock.

FIRST BANKS, INC.

ANNUAL REPORT ON FORM 10-K

Special Note Regarding Forward-Looking Statements
and Factors that Could Affect Future Results

This Annual Report on Form 10-K contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning or future or conditional terms such as: “will,” “would,” “should,” “could,” “may,” “likely,” “probably,” or “possibly.” Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition and earnings, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to, the following factors whose order is not indicative of likelihood or significance of impact:

➢	Our ability to raise sufficient capital, absent the successful completion of all or a significant portion of our Capital Plan, as further discussed under “Item 1. Business —Recent Developments and Other Matters – Capital Plan;”
➢	Our ability to maintain capital at levels necessary or desirable to support our operations;
➢	The risks associated with implementing our business strategy, including our ability to preserve and access sufficient capital to continue to execute our strategy;
➢	Regulatory actions that impact First Banks, Inc. and First Bank, including the regulatory agreements entered into among First Banks, Inc., First Bank, the Federal Reserve Bank of St. Louis and the State of Missouri Division of Finance, as further discussed under “Item 1. Business —Supervision and Regulation – Regulatory Agreements;”
➢	Our ability to comply with the terms of an agreement with our regulators pursuant to which we have agreed to take certain corrective actions to improve our financial condition and results of operations;
➢	The effects of and changes in trade and monetary and fiscal policies and laws, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board of Governors and the U.S. Treasury’s Capital Purchase Program and Troubled Asset Relief Program authorized by the Emergency Economic Stabilization Act of 2008;
➢	The risks associated with the high concentration of commercial real estate loans in our loan portfolio;
➢	The decline in commercial and residential real estate sales volume and the likely potential for continuing lack of liquidity in the real estate markets;
➢	The uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing lack of liquidity in the real estate markets;
➢	Negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on our business and on the businesses of our customers as well as other banks and lending institutions with which we have commercial relationships;
➢	The sufficiency of our allowance for loan losses to absorb the amount of actual losses inherent in our existing loan portfolio;
➢	The accuracy of assumptions underlying the establishment of our allowance for loan losses and the estimation of values of collateral or cash flow projections and the potential resulting impact on the carrying value of various financial assets and liabilities;
➢	Credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio including certain large individual loans;
➢	Possible changes in the creditworthiness of customers and the possible impairment of collectability of loans;
➢	Liquidity risks;
➢	Inaccessibility of funding sources on the same or similar terms on which we have historically relied if we are unable to maintain sufficient capital ratios;
➢	The ability to successfully acquire low cost deposits or alternative funding;
➢	The effects of increased Federal Deposit Insurance Corporation deposit insurance assessments;
➢	Changes in consumer spending, borrowings and savings habits;
➢	The ability of First Bank to pay dividends to its parent holding company;
➢	Our ability to pay cash dividends on our preferred stock and interest on our junior subordinated debentures;
➢	High unemployment and the resulting impact on our customers’ savings rates and their ability to service debt obligations;
➢	Possible changes in interest rates may increase our funding costs and reduce earning asset yields, thus reducing our margins;
➢	The impact of possible future goodwill and other material impairment charges;

➢	The ability to attract and retain senior management experienced in the banking and financial services industry;
➢	Changes in the economic environment, competition, or other factors that may influence loan demand, deposit flows, the quality of our loan portfolio and loan and deposit pricing;
➢	The impact on our financial condition of unknown and/or unforeseen liabilities arising from legal or administrative proceedings;
➢	The threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism;
➢	Possible changes in general economic and business conditions in the United States in general and particularly in the communities and market segments we serve;
➢	Volatility and disruption in national and international financial markets;
➢	Government intervention in the U.S. financial system;
➢	The impact of laws and regulations applicable to us and changes therein;
➢	The impact of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;
➢	The impact of litigation generally and specifically arising out of our efforts to collect outstanding customer loans;
➢	Competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us;
➢	Our ability to control the composition of our loan portfolio without adversely affecting interest income;
➢	The geographic dispersion of our offices;
➢	The impact our hedging activities may have on our operating results;
➢	The highly regulated environment in which we operate; and
➢	Our ability to respond to changes in technology or an interruption or breach in security of our information systems.

Actual events or our actual future results may differ materially from any forward-looking statement due to these and other risks, uncertainties and significant factors. For a discussion of these and other risk factors that may impact these forward-looking statements, please refer to further discussion under “Item 1A. Risk Factors.” We wish to caution readers of this Annual Report on Form 10-K that the foregoing list of important factors may not be all-inclusive and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We do not have a duty to and will not update these forward-looking statements. Readers of this Annual Report on Form 10-K should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on these statements.

PART I

Item 1. Business

General. First Banks, Inc., or we, or the Company, is a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. A list of First Bank’s subsidiaries at December 31, 2011 is included as Exhibit 21.1 and incorporated herein by reference. First Bank’s subsidiaries are wholly owned, except for FB Holdings, LLC, or FB Holdings, which was 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, a director of the Company, as of December 31, 2011, as further described in Note 20 to our consolidated financial statements.

First Bank currently operates 147 branch offices in California, Florida, Illinois and Missouri, with 177 automated teller machines, or ATMs, across the four states. At December 31, 2011, we had assets of $6.61 billion, loans, net of net deferred loan fees, of $3.28 billion, deposits of $5.45 billion and stockholders’ equity of $263.7 million.

Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services. Commercial and personal deposit products include demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans and small business lending. Consumer lending includes residential real estate, home equity and installment lending. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, ATMs, telephone banking, safe deposit boxes, and trust and private banking services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income generated from our loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees and commissions generated by our mortgage banking and trust and private banking business units. Our extensive line of products and services are offered to customers primarily within our geographic areas, which presently include eastern Missouri, southern Illinois, southern and northern California, and Florida, including Bradenton and the greater Tampa metropolitan area. First Bank also has a loan production office in Cincinnati, Ohio.

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

Ownership Structure.

Voting Stock. Various trusts, established by and administered by and for the benefit of Mr. James F. Dierberg and members of his immediate family, own all of our voting stock. Mr. Dierberg and his family, therefore, control our management and policies.

Trust Preferred Securities. We have formed numerous affiliated Delaware or Connecticut business or statutory trusts. These trusts operate as financing entities and were created for the sole purpose of issuing trust preferred securities, and the sole assets of the trusts are our junior subordinated debentures. In conjunction with the formation of our financing entities and their issuance of the trust preferred securities, we issued junior subordinated debentures to each of our financing entities in amounts equivalent to the respective trust preferred securities plus the amount of the common securities of the individual trusts. Prior to August 10, 2009, we paid interest on our junior subordinated debentures to our respective financing entities. In turn, our financing entities paid distributions to the holders of the trust preferred securities. The interest accrued and payable on our junior subordinated debentures is included in interest expense in our consolidated statements of operations.

On August 10, 2009, we announced the deferral of our regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. We have deferred such payments for ten quarterly periods as of December 31, 2011.

The trust preferred securities issued by First Preferred Capital Trust IV are publicly held and traded on the New York Stock Exchange, or NYSE. The remaining trust preferred securities were issued in private placements. The trust preferred securities have no voting rights except in certain limited circumstances.

See Note 12 to our consolidated financial statements for further discussion regarding our junior subordinated debentures relating to our trust preferred securities.

United States Department of the Treasury. On December 31, 2008, the Company entered into a Letter Agreement, including a Securities Purchase Agreement – Standard Terms, or Purchase Agreement, with the United States Department of the Treasury, or the U.S. Treasury, pursuant to the Troubled Asset Relief Program’s Capital Purchase Program, or CPP. Under the terms of the Purchase Agreement, on December 31, 2008, we issued to the U.S. Treasury, 295,400 shares of senior preferred stock, or Class C Preferred Stock, and a warrant, or Warrant, to acquire up to 14,784.78478 shares of a separate series of senior preferred stock, or Class D Preferred Stock (at an exercise price of $1.00 per share), for an aggregate purchase price of $295.4 million, pursuant to the standard CPP terms and conditions for non-public companies as described and set forth in the Purchase Agreement and the Warrant. Pursuant to the terms of the Warrant, the U.S. Treasury exercised the Warrant on December 31, 2008 and paid the exercise price by having us withhold, from the shares of Class D Preferred Stock that would otherwise be delivered to the U.S. Treasury upon such exercise, shares of Class D Preferred Stock issuable upon exercise of the Warrant with an aggregate liquidation amount equal in value to the aggregate exercise price of $14,784.78. The senior preferred stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Purchase Agreement contains limitations on certain actions of the Company, including, but not limited to, payment of dividends, redemptions and acquisitions of the Company’s equity securities, and compensation of senior executive officers. In addition, the U.S. Treasury has certain supervisory and oversight duties and responsibilities under the CPP and, pursuant to the terms of the Purchase Agreement, the U.S. Treasury is empowered to unilaterally amend any provision of the Purchase Agreement with the Company to the extent required to comply with any changes in applicable federal statutes. Furthermore, in the event the Company does not pay dividends on the preferred stock issued to the U.S. Treasury for an aggregate of six quarters, the U.S. Treasury shall have the right to elect two directors to our Board.

On August 10, 2009, we announced the deferral of the payment of cash dividends on our outstanding Class C Preferred Stock and Class D Preferred Stock beginning with the regularly scheduled quarterly dividend payments that would otherwise have been made in August 2009, however we continue to record the declaration of such dividends and the related additional cumulative dividends on our deferred dividend payments in our consolidated financial statements. We have deferred such payments for ten quarterly periods as of December 31, 2011, as more fully described in Note 1 and Note 13 to our consolidated financial statements. On July 13, 2011, as a result of our deferral of dividends to the U.S. Treasury for six quarters, the U.S. Treasury elected two members to our Board of Directors.

See Note 13 to our consolidated financial statements for further discussion regarding our Class C Preferred Stock and Class D Preferred Stock.

Recent Developments and Other Matters.

Capital Plan. We have been working since the beginning of 2008 to strengthen our capital ratios and improve our financial performance. Additionally, on August 10, 2009, we announced the adoption of our Capital Optimization Plan, or Capital Plan, designed to improve our capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. We adopted our Capital Plan in order to, among other things, preserve our risk-based capital. We have completed, or are in the process of completing, a number of initiatives associated with our Capital Plan. A summary of the primary initiatives completed as of December 31, 2011 with respect to our Capital Plan is as follows:

		Decrease in	Decrease in	Total Risk-
	Gain (Loss)	Intangible	Risk-Weighted	Based Capital
	on Sale	Assets	Assets	Benefit (1)
	(dollars expressed in thousands)
Sale of Remaining Northern Illinois Region	$425	1,558	33,800	4,900
Sale of Edwardsville Branch	263	500	1,400	900
Reduction in Other Risk-Weighted Assets	—	—	877,900	76,800
Total 2011 Capital Initiatives	$688	2,058	913,100	82,600

Partial Sale of Northern Illinois Region	$6,355	9,683	141,800	28,500
Sale of Texas Region	4,984	19,962	116,300	35,100
Sale of MVP	(156)	—	800	(100)
Sale of Chicago Region	8,414	26,273	342,600	64,700
Sale of Lawrenceville Branch	168	1,000	11,400	2,200
Reduction in Other Risk-Weighted Assets	—	—	2,111,400	184,700
Total 2010 Capital Initiatives	$19,765	56,918	2,724,300	315,100

Sale of WIUS loans	$(13,077)	19,982	146,700	19,700
Sale of restaurant franchise loans	(1,149)	—	64,400	4,500
Sale of asset-based lending loans	(6,147)	—	119,300	4,300
Sale of Springfield Branch	309	1,000	900	1,400
Sale of ANB	120	13,013	1,300	13,200
Reduction in Other Risk-Weighted Assets	—	—	1,580,400	138,300
Total 2009 Capital Initiatives	$(19,944)	33,995	1,913,000	181,400

Total Completed Capital Initiatives	$509	92,971	5,550,400	579,100
____________________

(1)	Calculated as the sum of the gain (loss) on sale plus the reduction in intangible assets plus 8.75% of the reduction in risk-weighted assets.

During the year ended December 31, 2011, we completed, or were in the process of completing, the following initiatives associated with our Capital Plan:

➢	The sale of certain assets and the transfer of certain liabilities of our Florida franchise, or Florida Region, to an unaffiliated financial institution under a Branch Purchase and Assumption Agreement dated January 25, 2012. Under the terms of the agreement, the unaffiliated financial institution is to assume approximately $345.9 million of deposits associated with our 19 Florida retail branches for a premium of approximately 2.3%. The unaffiliated financial institution is also expected to purchase premises and equipment and assume the leases associated with our Florida Region at a discount of $1.2 million. The transaction, which is subject to regulatory approvals and certain customary closing conditions, is expected to be completed during the second or third quarter of 2012.

➢	The sale of certain assets and the transfer of certain liabilities of our three retail branches in Pittsfield, Roodhouse and Winchester, Illinois to United Community Bank, or United Community, under a Branch Purchase and Assumption Agreement dated December 21, 2010. We completed the transaction with United Community on May 13, 2011. Under the terms of the agreement, United Community assumed $92.2 million of deposits associated with these branches for a weighted average premium of approximately 2.4%, or $2.2 million. United Community also purchased $37.5 million of loans as well as certain other assets at par value, including premises and equipment, associated with these branches. We recognized a gain on sale of $425,000, after the write-off of goodwill and intangible assets of $1.6 million allocated to the transaction.

The sale of the three branches in the above transaction with United Community on May 13, 2011, along with the sale of 10 of our retail branches in Peoria, Galesburg, Quincy, Bartonville, Knoxville and Bloomington, Illinois to First Mid-Illinois Bank & Trust, N.A. on September 10, 2010, and the sale of our retail branch in Jacksonville, Illinois to Bank of Springfield on September 24, 2010, are collectively defined as the Northern Illinois Region.

➢	The sale of certain assets and the transfer of certain liabilities of our branch banking office located in Edwardsville, Illinois, or the Edwardsville Branch, to National Bank, under a Branch Purchase and Assumption Agreement dated January 28, 2011. We completed the transaction with National Bank on April 29, 2011. Under the terms of the agreement, National Bank assumed $10.4 million of deposits associated with our Edwardsville Branch for a premium of $130,000. National Bank also purchased $667,000 of loans associated with our Edwardsville Branch at a premium of 0.5%, or $3,000, and premises and equipment associated with our Edwardsville Branch at a premium of approximately $640,000. We recognized a gain on sale of $263,000, after the write-off of goodwill of $500,000 allocated to the transaction.

➢	The reduction of our net risk-weighted assets to $3.93 billion at December 31, 2011, representing decreases of $913.1 million from $4.85 billion at December 31, 2010, $3.64 billion from $7.56 billion at December 31, 2009, $5.55 billion from $9.48 billion at December 31, 2008 and $6.32 billion from $10.25 billion at December 31, 2007. The decline in our net risk-weighted assets primarily resulted from our planned divestures and a shift in the mix of our assets during these periods, particularly reduced loan balances and increased short-term investments and investment securities balances, as further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Financial Condition.”

See Note 2 to our consolidated financial statements for a discussion of initiatives associated with our Capital Plan that were completed during 2009 and 2010.

In addition to the action items identified above with respect to our Capital Plan, we are also focused on the following actions which, if consummated, would further improve our regulatory capital ratios and/or result in a reduction of our risk-weighted assets:

➢	Successful implementation of the action items contained within our Profit Improvement Plan, as further discussed below;
➢	Reduction in the overall level of our nonperforming assets and potential problem loans;
➢	Sale, merger or closure of individual branches or selected branch groupings;
➢	Sale and/or aggressive reduction of the retained assets and liabilities associated with our Chicago, Texas, Northern Illinois and Florida Regions; and
➢	Exploration of possible capital planning strategies to increase the overall level of Tier 1 risk-based capital at our holding company permitted by the successful consent solicitation from the holders of the 8.15% cumulative trust preferred securities of First Preferred Capital Trust IV, which was completed on January 26, 2011.

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

Discontinued Operations. We have applied discontinued operations accounting in accordance with Accounting Standards CodificationTM, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities being sold related to our Florida Region as of December 31, 2011; to the assets and liabilities sold during 2011 related to our Northern Illinois Region as of December 31, 2010; and to the operations of our 19 Florida retail branches, our 14 Northern Illinois retail branches, our 24 Chicago retail branches, or Chicago Region, and our 19 Texas retail branches, or Texas Region, in addition to the operations of WIUS, Inc., and its wholly owned subsidiary, WIUS of California, Inc., collectively WIUS, Missouri Valley Partners, Inc., or MVP, and Adrian N. Baker & Company, or ANB; for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, as applicable. All financial information in this Annual Report on Form 10-K is reported on a continuing operations basis, unless otherwise noted. See Note 2 and Note 25 to our consolidated financial statements for further discussion regarding discontinued operations and subsequent events associated with discontinued operations.

Strategy. Our strategy emphasizes profitable growth within our market areas, aggressive management of asset quality and liquidity risks, and preservation and enhancement of risk-based capital. We have developed several plans around these actions, including the previously discussed Capital Plan, a Profit Improvement Plan, a Liquidity Plan and an Asset Quality Improvement Plan.

Our Profit Improvement Plan contains several action items regarding revenue enhancement and continued reduction of noninterest expenses including the following:

➢

Accelerating the reduction of special mention, substandard and nonaccrual loans and other real estate to reduce future provisions for loan losses, increase our net interest income and reduce noninterest expenses associated with these assets, including legal fees, other real estate write-downs and other real estate expenses related to property preservation, taxes, insurance and other items;

➢	Developing new loan growth strategies, primarily within our commercial and industrial, owner-occupied commercial real estate and residential mortgage segments;
➢	Re-pricing our deposits to current market interest rates while maintaining appropriate deposit portfolio diversification;
➢	Utilizing low-yielding short-term investments to complete our divestitures associated with our Capital Plan, and increase our investment securities portfolio;
➢	Pursuing opportunities to generate noninterest income through sales of other real estate properties, branch offices and other assets;
➢	Increasing the volume of loans sold in the secondary market in our mortgage division through an expanded sales force and enhanced marketing initiatives; and
➢	Evaluating opportunities to reduce noninterest expenses as a result of our smaller asset base and lower deposit volumes.

Our Liquidity Plan includes the following actions:

➢	Maintaining and continuing to generate core deposits, including noninterest-bearing demand, interest-checking, money market and savings deposits;
➢	Diversifying our loan portfolio, as previously discussed, including strategies surrounding potential sales or aggressive reductions of our retained Chicago, Texas, Northern Illinois and Florida loan portfolios;
➢	Increasing our investment securities portfolio and maintaining appropriate levels of unpledged investment securities; and
➢	Continuing to maximize potential borrowing relationships with the Federal Home Loan Bank, or FHLB, and the Federal Reserve Bank of St. Louis, or FRB, in the event utilization of these additional alternative funding sources becomes necessary in the future.

Our Asset Quality Improvement Plan includes the following actions intended to reduce the level of our nonperforming assets and loan charge-offs:

➢	Developing written action plans for all credit relationships over $3.0 million with approval by the Regional President and Regional Credit Officer;
➢	Actively pursuing troubled debt restructurings to position credits to return to performing status with sustained operating performance;
➢	Eliminating or significantly reducing the potential exposure to our largest nonperforming credit relationships;
➢	Pursuing opportunities to generate significant recoveries on previously charged-off loans;
➢	Modifying one-to-four-family residential real estate loans under the Home Affordable Modification Program, or HAMP, where deemed economically advantageous to our borrowers and us;
➢	Assessing our commercial real estate portfolio for early risk recognition and identification of potential areas for deteriorating commercial real estate loans, with increased emphasis on non-owner occupied loans;
➢	Transferring certain nonperforming and potential problem credits to our special asset groups for further review, evaluation and development of appropriate strategies for exiting these relationships or significantly reducing our potential exposure; and
➢	Further developing additional reporting mechanisms regarding asset quality related matters to assist management in further evaluating and assessing ongoing performance measurements and trends.

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

Lending Activities. As further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Loans and Allowance for Loan Losses,” our business development efforts have historically been focused on the origination of the following general loan types: commercial, financial and agricultural loans; real estate construction and land development loans; commercial real estate mortgage loans and residential real estate mortgage loans. Our lending strategy emphasizes quality and diversification. Throughout our organization, we employ a common credit underwriting policy. In addition to underwriting based on estimates and projection of financial strength, collateral values and future cash flows, most loans to borrowing entities other than individuals require the guarantee of the parent company or entity sponsor, or in the case of smaller entities, the personal guarantees of the principals.

Commercial, Financial and Agricultural. Our commercial, financial and agricultural loan portfolio was $725.1 million, or 22.3% of total loans held for portfolio, at December 31, 2011, compared to $1.05 billion, or 23.5% of total loans, at December 31, 2010. Throughout the last three years, we have attempted to further diversify our loan portfolio by increasing our commercial, financial and agricultural lending opportunities. However, certain transactions associated with our Capital Plan during the last three years, including loan sale transactions and reclassifications of loans to discontinued operations, have reduced the percentage of commercial, financial and agricultural loans as a percentage of total loans. The primary component of commercial, financial and agricultural loans is commercial loans, which are made based on the borrowers’ general credit strength and ability to generate cash flows for repayment from income sources. Most of these loans are made on a secured basis, generally involving the use of company equipment, inventory and/or accounts receivable, and, from time to time, real estate, as collateral. Regardless of collateral, substantial emphasis is placed on the borrowers’ ability to generate cash flow sufficient to operate the business and provide coverage of debt servicing requirements. Commercial loans are frequently renewable annually, although some terms may be as long as five years. These loans typically require the borrower to satisfy certain operating covenants appropriate for the specific business, such as profitability, debt service coverage and current asset and leverage ratios, which are generally reported and monitored on a quarterly basis and subject to more detailed annual reviews. Commercial loans are made to customers primarily located in First Bank’s geographic trade areas of California, Missouri and Illinois that are engaged in manufacturing, retailing, wholesaling and service businesses. This portfolio is not concentrated in large specific industry segments that are characterized by sufficient homogeneity that would result in significant concentrations of credit exposure. Rather, it is a highly diversified portfolio that encompasses many industry segments. Within both our real estate and commercial lending portfolios, we strive for the highest degree of diversity that is practicable. We also emphasize the development of other service relationships, particularly deposit accounts, with our commercial borrowers.

Real Estate Construction and Development. Our real estate construction and land development loan portfolio was $250.0 million, or 7.7% of total loans held for portfolio, at December 31, 2011, compared to $490.8 million, or 11.1% of total loans, at December 31, 2010. Real estate construction and land development loans include commitments for construction of both residential and commercial properties. Commercial real estate projects often require commitments for permanent financing from other lenders upon completion of the project and, more typically, may include a short-term amortizing component of the initial financing. Commitments for construction of multi-tenant commercial and retail projects generally require lease commitments from a substantial primary tenant or tenants prior to commencement of construction. We typically engage in multi-phase, multi-tenant projects, as opposed to large vertical projects, that allow us to complete the financing for the projects in phases and limit the number of tenant building starts based upon successful lease and/or sale of the tenant units. We finance some projects for borrowers whose home office is located within our trade area but the particular project may be outside our normal trade area. Although we generally do not engage in developing commercial and residential construction lending business outside of our trade area, certain loans acquired in acquisitions from time to time and certain other loans have been related to projects outside of our trade area. Residential real estate construction and development loans are made based on the cost of land acquisition and development, as well as the construction of the residential units. Although we finance the cost of display units and units held for sale, a substantial portion of the loans for individual residential units have purchase commitments prior to funding. Residential condominium projects are funded as the building construction progresses, but funding of unit finishing is generally based on firm sales contracts.

Commercial Real Estate. Our commercial real estate loan portfolio was $1.23 billion, or 37.7% of total loans held for portfolio, at December 31, 2011, compared to $1.64 billion, or 37.0% of total loans, at December 31, 2010. Commercial real estate loans include loans for which the intended source of repayment is rental and other income from the real estate. This includes commercial real estate developed for lease to third parties as well as the owner’s occupancy. The underwriting of owner-occupied commercial real estate loans generally follows the procedures for commercial lending described above, except that the collateral is real estate, and the loan term may be longer. The primary emphasis in underwriting loans for which the source of repayment is the performance of the collateral is the projected cash flow from the real estate and its adequacy to cover the operating costs of the project and the debt service requirements. Secondary emphasis is placed on the appraised value of the real estate, with the requirement that the appraised liquidation value of the collateral must be adequate to repay the debt and related interest in the event the cash flow becomes insufficient to service the debt. Generally, underwriting terms require the loan principal not to exceed 80% of the appraised value of the collateral and the loan maturity not to exceed ten years. Commercial real estate loans are made for commercial office space, retail properties, industrial and warehouse facilities and recreational properties. We typically only finance commercial real estate or rental properties that have lease commitments for a majority of the rentable space.

Residential Real Estate Mortgage. Our one-to-four-family residential real estate mortgage loan portfolio was $902.4 million, or 27.7% of total loans held for portfolio, at December 31, 2011, compared to $1.05 billion, or 23.7% of total loans, at December 31, 2010. Residential real estate mortgage loans are primarily loans secured by single-family, owner-occupied properties. These loans include both adjustable rate and fixed rate mortgage loans. We typically originate residential real estate mortgage loans for sale in the secondary mortgage market in the form of a mortgage-backed security or to various private third-party investors, although from time-to-time, we retain certain residential mortgage loans, including home equity loans, in our loan portfolio as directed by management’s business strategies. Our residential real estate mortgage loans are generated through our branch office network as well as our mortgage division and are underwritten in accordance with conforming terms that allow the loans to be sold into the secondary market. We discontinued the origination of Alt A and Sub-prime mortgage loan products in 2007 and do not presently offer these loan products. Servicing rights may either be retained or released with respect to conventional, FHA and VA conforming fixed-rate and conventional adjustable rate residential mortgage loans.

Market Areas. As of December 31, 2011, First Bank’s 147 banking facilities were located in California, Florida, Illinois and Missouri. First Bank presently operates in the St. Louis metropolitan area, in eastern Missouri and throughout southern Illinois. First Bank also operates in southern California, including San Diego and the greater Los Angeles metropolitan area, including Ventura County, Riverside County and Orange County; in Santa Barbara County; in northern California, including the greater San Francisco, San Jose and Sacramento metropolitan areas; and, until completion of the anticipated sale, in Florida, including Bradenton and the greater Tampa metropolitan area. First Bank also has a loan production office in Cincinnati, Ohio.

The following table lists the geographic market areas in which First Bank operates, total deposits, deposits as a percentage of total deposits and the number of locations as of December 31, 2011:

		Deposits as a
	Total Deposits	Percentage of	Number of
Geographic Area	(in millions)	Total Deposits	Locations
Southern California	$1,702.8	29.3%	40
St. Louis, Missouri metropolitan area	1,281.7	22.1	34
Northern California	1,274.1	22.0	19
Southern Illinois	805.3	13.9	22
Missouri (excluding the St. Louis metropolitan area)	386.0	6.7	12
Florida (1)	346.2	6.0	19
Other	1.6	—	1
Total Deposits	$5,797.7	100.0%	147
____________________

(1)	Includes deposits of approximately $345.9 million associated with the sale of our Florida Region, which is expected to be completed in the second or third quarter of 2012. See Note 2 and Note 25 to our consolidated financial statements for further discussion of discontinued operations.

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

Employees. We employed approximately 1,171 full-time equivalent employees at December 31, 2011, exclusive of discontinued operations. None of the employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

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

The Company and First Bank must furnish periodic progress reports to the FRB regarding compliance with the Agreement. As of the date of this filing, the Company and First Bank have provided progress reports and other reports, as required under the Agreement. The Company and First Bank have received, or may receive in the future, additional requests from the FRB regarding compliance with the Agreement, which may include, but are not limited to, updates and modifications to the Company’s Asset Quality Improvement, Profit Improvement and Capital Plans. Management has responded promptly to any such requests and intends to do so in the future. The Agreement will remain in effect until stayed, modified, terminated or suspended by the FRB.

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

First Bank, under its informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 14 to our consolidated financial statements, First Bank’s Tier 1 capital to total assets ratio was 8.37% at December 31, 2011.

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

The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantially anticompetitive result, unless the anti-competitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial factors in reviewing acquisitions and mergers.

Safety and Soundness and Similar Regulations. We are subject to various regulations and regulatory policies directed at the financial soundness of First Bank. These include, but are not limited to: the Federal Reserve’s source of strength policy, which obligates a bank holding company such as us to provide financial and managerial strength to its subsidiary banks; restrictions on the nature and size of certain affiliate transactions between a bank holding company and its subsidiary depository institutions; and restrictions on extensions of credit by its subsidiary banks to executive officers, directors, principal stockholders and the related interests of such persons.

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

As further described in Note 14 to our consolidated financial statements, First Bank was categorized as well capitalized at December 31, 2011 and 2010 under the prompt corrective action provisions of the regulatory capital standards. The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2011 and 2010.

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

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (Basel I) of the Basel Committee on Banking Supervision, or the Basel Committee. The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies and regulations to which they apply. Actions of the Basel Committee have no direct effect on banks in participating countries. In 2004, the Basel Committee published a new capital accord (Basel II) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures. Basel II applies only to certain large or internationally active banking organizations, or “core banks,” defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more and, accordingly, currently does not apply to the Company.

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

In December 2009, the Basel Committee issued a set of proposals, or the 2009 Capital Proposals, that would significantly revise the definitions of Tier 1 capital and Tier 2 capital. Among other things, the 2009 Capital Proposals would re-emphasize that common equity is the predominant component of Tier 1 capital. Concurrently with the release of the 2009 Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure, or the 2009 Liquidity Proposals. The 2009 Liquidity Proposals include the implementation of (i) a liquidity coverage ratio, or LCR, designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario and (ii) a net stable funding ratio, or NSFR, designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon.

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity generally referred to as Basel III. Although Basel III is intended to be implemented by institutions with greater than $50 billion in assets, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including First Bank.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

➢	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period;
➢	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period;
➢	A minimum ratio of total capital to risk-weighted assets reaching 8.0%, plus an additional 2.5% capital conservation buffer, by 2019 after a phase-in period;
➢	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice;
➢	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;
➢	Deduction from common equity of deferred tax assets that depend on future profitability to be realized;
➢	Accumulated comprehensive income items, such as the fair value adjustment on investment securities, are not excluded, which could result in significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s investment securities portfolio;
➢	Increased capital requirements for counterparty credit risk relating to over-the-counter derivatives, repurchase agreements and securities financing activities; and
➢	For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator. A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector. The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The timing for the federal banking agencies’ publication of proposed rules to implement the Basel III capital framework and the implementation schedule is uncertain, but the federal banking agencies have indicated informally that rules implementing the Basel III capital framework will be published for comment during the first half of 2012. The rules ultimately adopted and made applicable to the Company may be different from the Basel III final framework as published in December 2010.

Prompt Corrective Action. The FDIC Improvement Act, or FDICIA, requires the federal bank regulatory agencies to take prompt corrective action in respect to depository institutions that do not meet minimum capital requirements. A depository institution’s status under the prompt corrective action provisions depends upon how its capital levels compare to various relevant capital measures and other factors as established by regulation.

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

Federal Deposit Insurance Reform. The FDIC maintains the Deposit Insurance Fund (the “DIF”), which was created in 2006. The deposit accounts of First Bank are insured by the DIF to the maximum amount provided by law. This insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by DIF-insured institutions. It also may prohibit any DIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against insured institutions. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

The FDIC imposes assessments for deposit insurance on an insured institution on a quarterly basis. The Dodd-Frank Act (as defined and further described below) required the FDIC to establish rules setting insurance premium assessments based on an institution’s total assets minus its tangible equity instead of its deposits. These rules were finalized on February 7, 2011 and set base assessment rates for institutions in Risk Categories II, III and IV at annual rates of 14, 23 and 35 basis points, respectively. The base assessment rate for a Risk Category I institution was set at a range of five to nine basis points. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits and unsecured debt. Total base assessment rates after adjustments range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV.

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

In November 2010 and January 2011, the FDIC, as mandated by Section 343 of the Dodd-Frank Act, adopted rules providing for unlimited deposit insurance for traditional noninterest-bearing transaction accounts and IOLTA accounts for two years beginning on December 31, 2010. This coverage applies to all insured deposit institutions, and there is no separate FDIC assessment for the insurance. Furthermore, this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured depository institution.

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

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, imposes a myriad of corporate governance and accounting measures designed to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under securities laws. All public companies that file periodic reports with the SEC are affected by Sarbanes-Oxley. Sarbanes-Oxley addresses, among other matters: (i) the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits; (ii) auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures which require the chief executive officer and chief financial officer to certify financial statements, to forfeit salary and bonuses in certain situations, and protect whistleblowers and informants; (iv) expansion of the audit committee’s authority and responsibility by requiring that the audit committee have direct control of the outside auditor, be able to hire and fire the auditor, and approve all non-audit services; (v) requirements that audit committee members be independent; (vi) disclosure of a code of ethics; and (vii) enhanced penalties for fraud and other violations. The provisions of Sarbanes-Oxley also require that management assess the effectiveness of internal control over financial reporting and that the independent auditor issue an attestation report on management’s report on internal control over financial reporting. As we are a non-accelerated filer, management’s report on internal control over financial reporting was not subject to attestation by the Company’s Independent Registered Public Accounting Firm as of December 31, 2011, as further discussed under “Item 9A — Controls and Procedures.”

The USA Patriot Act. The USA Patriot Act, or Patriot Act, is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Reserve Requirements; Federal Reserve System and Federal Home Loan Bank System. First Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System. As a member, First Bank is required to hold investments in those systems. First Bank was in compliance with these requirements at December 31, 2011, as further described in Note 1 to our consolidated financial statements.

The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements.

First Bank has established a borrowing relationship with the FRB, which is primarily secured by commercial loans, and provides an additional liquidity facility that may be utilized for contingency purposes. Advances drawn on First Bank’s established borrowing relationship require prior approval of the FRB. First Bank also has established a borrowing relationship with the FHLB of Des Moines. The borrowing relationship is secured by one-to-four-family residential, multi-family residential and commercial real estate loans. First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. Advances from the FHLB require prior approval of the FHLB. See further discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity Management.”

Monetary Policy and Economic Control. The commercial banking business is affected by legislation, regulatory policies and general economic conditions as well as the monetary policies of the Federal Reserve. The instruments of monetary policy available to the Federal Reserve include the following: (i) changes in the discount rate on member bank borrowings and the targeted federal funds rate; (ii) the availability of credit at the discount window; (iii) open market operations; (iv) the imposition of and changes in reserve requirements against deposits of domestic banks; (v) the imposition of and changes in reserve requirements against deposits and assets of foreign branches; and (vi) the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates.

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

United States Department of the Treasury. As further described above under “Item 1 —Business – Ownership Structure,” on December 31, 2008, we completed the sale to the U.S. Treasury of $295.4 million of newly-issued non-voting preferred stock as part of the CPP. The U.S. Treasury has certain supervisory and oversight duties and responsibilities under the CPP and, pursuant to the terms of the Purchase Agreement, the U.S. Treasury is empowered to unilaterally amend any provision of the Purchase Agreement with us to the extent required to comply with any changes in applicable federal statutes. In addition, as a result of our deferral of dividends to the U.S. Treasury for an aggregate of six quarters, the U.S. Treasury had the right to elect two directors to our Board. On July 13, 2011, the U.S. Treasury elected two members to our Board of Directors.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

➢	Provides that debit card interchange fees must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction. This provision is known as the “Durbin Amendment.” In June 2011, the Board of Governors of the Federal Reserve System adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud-prevention standards. Banks with total assets less than $10 billion, such as First Bank, are not presently impacted by the Durbin Amendment;
➢	After a three-year phase-in period which begins January 1, 2013, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital for holding companies with more than $15 billion of assets, and restricts new issuances of trust preferred securities from being included as Tier 1 capital for all holding companies;
➢	Changes the basis for determining FDIC premiums from deposits to assets less tangible capital, eliminated the ceiling and the size of the DIF and increased the floor applicable to the size of the DIF;
➢	Creates a new Consumer Financial Protection Bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;
➢	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;
➢	Changes standards for federal preemption of state laws related to federally chartered institutions and their subsidiaries;
➢	Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;
➢	Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;
➢	Permanently increases the deposit insurance coverage to $250,000;
➢	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
➢	Requires publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for enterprise-wide risk management practices;
➢	Increases the authority of the Federal Reserve in its regular examinations;
➢	Requires all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress; and
➢	Restricts proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds.

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

CPP Related Compensation and Corporate Governance Requirements. The EESA was signed into law in October 2008 and authorized the U.S. Treasury to provide funds to be used to restore liquidity and stability to the U.S. financial system pursuant to the CPP. Under the authority of EESA, the U.S. Treasury instituted the TARP Capital Purchase Program to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. As noted above, on December 31, 2008, we participated in this program by issuing 295,400 shares of the Company’s Class C Preferred Stock to the U.S. Treasury for a purchase price of $295.4 million in cash and a Warrant to acquire up to 14,784.78478 shares of Class D Preferred Stock at an exercise price of $1.00 per share.

In addition to the restrictions on the Company’s ability to pay dividends on and repurchase its stock, participation in the CPP also includes certain requirements and restrictions regarding compensation that were expanded significantly by the American Recovery and Reinvestment Act of 2009, or ARRA, as implemented by U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance. These requirements and restrictions include, among others, the following: (i) a prohibition on paying or accruing bonuses, retention awards and incentive compensation, other than qualifying long-term restricted stock or pursuant to certain preexisting employment contracts, to the Company’s five most highly-compensated employees; (ii) a general prohibition on providing severance benefits, or other benefits due to a change in control of the Company, to the Company’s senior executive officers (“SEOs”) and next five most highly compensated employees; (iii) a requirement to make subject to clawback any bonus, retention award, or incentive compensation paid to any of the SEOs and any of the next 20 most highly compensated employees if such compensation was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; (iv) a requirement to establish a policy on luxury or excessive expenditures; (v) a requirement to annually provide shareholders with a non-binding advisory “say on pay” vote on executive compensation; (vi) a prohibition on deducting more than $500,000 in annual compensation, including performance-based compensation, to the executives covered under Internal Revenue Code Section 162(m); (vii) a requirement that the compensation committee of the board of directors evaluate and review on a semi-annual basis the risks involved in employee compensation plans; and (viii) a prohibition on providing tax “gross-ups” to the Company’s SEOs and the next 20 most highly compensated employees. These requirements and restrictions will remain applicable to the Company until the U.S. Treasury ceases to own any shares of the Company’s Class C Preferred Stock and Class D Preferred Stock.

Incentive Compensation. In October 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies, or the Incentive Compensation Proposal, intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees. See further discussion under Item 11 — Executive Compensation.

Other Future Legislation and Changes in Regulations. In addition to the specific proposals described above, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to us or any of our subsidiaries could have a material effect on the Company’s business, financial condition or results of operations.

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

We could be compelled to seek additional capital in the future, but capital may not be available when it is needed. Our holding company, First Banks, did not meet the minimum regulatory capital standards established for bank holdings companies by the Federal Reserve at December 31, 2011. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. A number of financial institutions have raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from turmoil in the mortgage loan market, weak economic conditions, declines in real estate values and other factors, which may diminish our ability to raise additional capital. Our previously announced Capital Plan also contemplates raising additional capital in an effort to improve our capital position.

Our ability to raise additional capital, as part of our Capital Plan or otherwise, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control (including the response to any offers to current holders of the Company’s securities), and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital, as part of our Capital Plan or otherwise, or on terms acceptable to us. If we are unable to raise additional capital, as part of our Capital Plan or otherwise, on terms satisfactory to us, our financial condition, results of operations, business prospects and our regulatory capital ratios and those of First Bank may be materially and adversely affected. If we are unable to raise additional capital, as part of our Capital Plan or otherwise, we may also be subjected to increased regulatory supervision, which could result in the imposition of additional regulatory restrictions on our operations and/or regulatory enforcement actions and could also potentially limit our future growth opportunities. These restrictions could negatively impact our ability to manage or expand our operations in a manner that we may deem beneficial to our stockholders and debt holders and could result in significant increases in our operating expenses or decreases in our revenues.

The Company, SFC and First Bank entered into an Agreement with the Federal Reserve Bank of St. Louis. As further described under “—Supervision and Regulation – Regulatory Agreements,” the Company, SFC and First Bank entered into an Agreement with the FRB. Although we cannot predict the ramifications that would result from the failure to comply with each of the provisions of the Agreement, the failure to comply could have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, under the Agreement, the Company, SFC and First Bank must receive approval from the FRB prior to paying any dividends on capital stock or making any interest payments on the Company’s outstanding junior subordinated debentures, which represent the source of distributions to holders of trust preferred securities.

We are subject to extensive government regulation and supervision. We are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. For a further discussion of these matters, see “Item 1. Business —Supervision and Regulation.”

Changes in economic conditions could negatively and materially impact our business. Our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A continued deterioration in economic conditions or lack of improvement in economic conditions may result in the following consequences, any of which could negatively and materially impact or continue to negatively and materially impact our business:

➢	Loan delinquencies may continue to increase or remain at elevated levels;
➢	Problem assets and foreclosures may continue to increase or remain at elevated levels;
➢	High unemployment may continue;
➢	Demand for our products and services may decline;
➢	Low cost or noninterest bearing deposits may decrease; and
➢	Collateral pledged to us by our customers for loans made by us, especially residential and commercial real estate property may decline or continue to decline in value, in turn reducing our customers’ borrowing power, and thereby reducing the value of the underlying assets and collateral associated with our existing loans.

Our emphasis on commercial real estate lending and real estate construction and development lending has increased our credit risk. A substantial portion of our loans are secured by commercial real estate. Commercial real estate and real estate construction and development loans were $1.23 billion and $250.0 million, respectively, at December 31, 2011, representing 37.7% and 7.7%, respectively, of our loans held for portfolio. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Loans and Allowance for Loan Losses,” we have experienced high levels of nonperforming loans within our real estate construction and development portfolio and commercial real estate portfolio, reflective of declining market conditions surrounding land acquisition and development loans as a result of increased developer inventories, slower lot and home sales, and declining market values. Adverse developments affecting real estate in one or more of our markets could further increase the credit risk associated with our loan portfolio.

Weakness in the real estate market has adversely affected us and may continue to do so. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Loans and Allowance for Loan Losses,” we have experienced deterioration within our residential real estate mortgage loan portfolio beginning in early 2007, primarily in our Alt A and sub-prime loan portfolios. Our one-to-four-family residential real estate mortgage loans were $902.4 million at December 31, 2011, representing 27.7% of our loans held for portfolio. The effects of ongoing mortgage market challenges, as well as the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains recognized on the sale of mortgage loans. In the event our allowance for loan losses is insufficient to cover such losses, our financial condition and results of operations may be adversely affected.

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

Our nonperforming loans also impact the sufficiency of our allowance for loan losses. Nonperforming loans totaled $220.3 million as of December 31, 2011. In addition to those loans currently identified and classified as nonperforming loans, management is aware that other possible credit problems may exist with certain borrowers. These include loans that are migrating from grades with lower risks of loss probabilities into grades with higher risks of loss probabilities as performance and potential repayment issues surface. We monitor these loans and adjust the loss rates in our allowance for loan losses accordingly. The most severe of these loans are credits that are classified as substandard loans due to either less than satisfactory performance history, lack of borrower’s paying capacity, or potentially inadequate collateral. Substandard, or potential problem loans, totaled $233.5 million at December 31, 2011. We also make concessions to modify the contractual terms of certain loans when the borrower is experiencing financial difficulty. These modifications are generally made to either prevent a loan from being placed on nonaccrual status or to return a nonaccrual loan to performing status based on the expectations that the borrower can adequately perform in accordance with the modified terms. These loans are classified as performing troubled debt restructurings and totaled $126.4 million at December 31, 2011.

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

The overall level of our nonperforming assets and potential problem loans has increased our noninterest expense levels. Our nonperforming assets were $350.1 million and $539.6 million at December 31, 2011 and 2010, respectively. We have incurred, and expect to incur for the foreseeable future, significant expenses associated with collection and foreclosure related matters on loans and taxes, insurance, property preservation and other collection matters on other real estate properties. In addition, we recorded write-downs on other real estate properties of $16.9 million, $34.7 million and $37.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. If the overall level of our nonperforming assets does not decrease, these expense levels will continue to have a material adverse affect on our financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition. Liquidity is essential to our business. An inability to raise funds through traditional deposits, brokered deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities and on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent and ongoing turmoil faced by banking organizations and the continued deterioration and instability in credit markets.

We rely on commercial and retail deposits, advances from the FHLB of Des Moines and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB of Des Moines or overall market conditions were to change.

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

We actively monitor the depository institutions that hold our cash operating account balances. It is possible that access to our cash equivalents will be impacted by adverse conditions in the financial markets. Our emphasis is primarily on safety of principal and we seek to diversify our cash balances among counterparties to minimize exposure to any one of these entities. The financial statements and other relevant data of the counterparties are routinely reviewed as part of our asset/liability management process. Balances in our accounts with financial institutions in the U.S. may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the financial institutions fail and could be subject to other adverse conditions in the financial markets. At December 31, 2011, our cash and cash equivalents totaled $472.0 million, of which $368.2 million was maintained in our cash operating account at the FRB.

First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company’s liquidity position is affected by dividends received from our subsidiaries, the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the Company (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, and proceeds we raise through the issuance of debt and/or equity instruments through the Company, if any. The Company’s unrestricted cash totaled $2.8 million at December 31, 2011. The Company’s future liquidity position may be adversely affected if a combination of the following events occurs:

➢	First Bank continues to experience net losses and, accordingly, is unable or prohibited by its regulators to pay a dividend to the Company sufficient to satisfy the Company’s operating cash flow needs;
➢

The Company is unable to pay the cumulative deferred interest payments on its outstanding junior subordinated debentures relating to its $345.0 million of trust preferred securities prior to September 2014, thus potentially triggering a payment default or penalty. Such payment default or penalty could have a material adverse effect on our business, financial condition or results of operations;

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

We rely on dividends from our subsidiaries for most of our revenue. The Company is a separate and distinct legal entity from its subsidiaries. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our preferred stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that First Bank and certain nonbank subsidiaries may pay to the Company. In the event First Bank is unable to pay dividends, we may not be able to service our debt (including our junior subordinated debentures issued in connection with the issuance of our outstanding trust preferred securities), pay obligations or pay dividends on our preferred stock, including the preferred stock we issued to the U.S. Treasury. The inability to receive dividends from First Bank could have a material adverse effect on our business, financial condition and results of operations. As further described under “Item 1. Business —Supervision and Regulation,” First Bank has agreed not to declare or pay any dividends without the prior consent of the MDOF and the FRB. First Bank did not make any dividend payments during the year ended December 31, 2011.

Our ability to repay our junior subordinated debentures, and our Class C Preferred Stock and Class D Preferred Stock issued under the CPP, could be hindered by the completed and pending divestiture initiatives associated with our Capital Plan. As further described under “Item 1. Recent Developments and Other Matters —Capital Plan,” we have completed, or are in the process of completing, a number of initiatives associated with our Capital Plan, including sales of branch offices, sales of certain loans, sales of nonbank subsidiaries and reductions in our risk-weighted assets. While these transactions were considered necessary by the Company to improve our regulatory capital ratios and preserve our risk-based capital in the short-term, these transactions have also decreased our sources of revenue and could hinder the probability and timing of future repayment of these obligations.

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

In addition, pursuant to the terms of the Purchase Agreement, we adopted the U.S. Treasury’s current standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds our equity securities issued pursuant to the Purchase Agreement. These standards generally apply to our executive officers identified in the Summary Compensation Table on page 76 and the 20 next most highly compensated employees. The impact of the executive compensation standards, as described under Item 11 —Executive Compensation, may result in the loss of current members of our management team and could adversely affect our ability to compete for talent in the industry.

We expect the U.S. Treasury, our bank regulators and other agencies of the U.S. Government to continue to monitor our use of the CPP proceeds. Our failure to comply with the terms and conditions of the program or the Purchase Agreement may subject us to a regulatory enforcement action or legal proceedings brought by the U.S. Government.

The impact of a potential new shareholder is not known should the U.S. Treasury sell or transfer its shares of our Class C Preferred Stock and Class D Preferred Stock to a third party. As a result of our deferral of dividends to the U.S. Treasury for an aggregate of six quarters, the U.S. Treasury had the right to elect two directors to our Board and did so on July 13, 2011. If the U.S. Treasury sold or transferred its shares of our Class C Preferred Stock and Class D Preferred stock to a third party, the third party may remove the directors elected by the U.S. Treasury and elect two new directors. The impact of a potential new shareholder is not known.

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

We could be required to further write down goodwill and other intangible assets. When we acquire a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2011, our goodwill and other identifiable intangible assets were $122.0 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill and other identifiable intangible assets are impaired. We completed such an impairment analysis during the fourth quarter of 2011 and determined our goodwill and other intangible assets were not impaired, as further described in Note 6 to our consolidated financial statements. We cannot provide assurance, however, that we will not be required to record an impairment charge in the future. Any additional impairment charge would have an adverse effect on our financial condition and results of operations.

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

The Company’s deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings. The Dodd-Frank Act established 1.35% as the minimum DRR. It is possible that our insurance premiums will increase in the future as a result of the required minimum DRR and/or an increase in our risk assessment rating.

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

The value of securities in the Company’s investment securities portfolio may be negatively affected by continued disruptions in securities markets. The market for some of the investment securities held in our investment portfolio has become extremely volatile over the past four years. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary impairment of these assets, which could lead to write-downs of the carrying value of these assets that could have a material adverse effect on our net income and capital levels.

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

The financial services business is highly competitive, and we face competitive disadvantages because of our size and the nature of banking regulation. We encounter strong direct competition for deposits, loans and other financial services in all of our market areas. Our larger competitors, which have significantly greater resources, may have advantages over us in providing certain services. Our principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, finance companies, trust companies, insurance companies, leasing companies, credit unions, mortgage companies, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms and financial holding companies. Many of our non-bank competitors are not subject to the same degree of regulation as that imposed on bank holding companies, federally insured banks and national or state chartered banks. As a result, such non-bank competitors may have advantages over us in providing certain services and may make it more difficult for us to achieve our objectives, such as increasing the size of our loan portfolio, attracting customers and implementing our profit and capital improvement plan initiatives.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase the Company’s interest expense. All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, some financial institutions have commenced offering interest on demand deposits to compete for customers. The Company does not yet know what interest rates other institutions may offer as market interest rates begin to increase. The Company’s interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

We are subject to financial and operational risks if our technology and information systems suffer an interruption or breach in security. Our operations are heavily reliant upon our communication and information systems. A failure, interruption or breach in security of these systems, including cybersecurity risk of attack, damage or unauthorized access to data, applications or information systems, could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the impact of any such failure, interruption or security breach, there can be no assurance that any such failure, interruption or security breach will not occur. While we closely monitor and evaluate the financial and operational risks associated with reliance on technology and information systems on an ongoing basis and maintain insurance coverage for such risks, any such failure, interruption or security breach could adversely affect our operations and financial condition, including a resulting loss in customer business, damage to our reputation, misappropriation of sensitive information, corruption of data, disruption of internet banking activities or other operations, and possible exposure to regulatory scrutiny and litigation, any of which could have a material adverse affect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own our office building, which houses our principal place of business, located at 135 North Meramec, Clayton, Missouri 63105. The property is in good condition and consists of approximately 60,353 square feet, of which approximately 7,262 square feet is currently leased to others. Of our other 146 offices and two operations and administrative facilities at December 31, 2011, 78 are located in buildings that we own and 70 are located in buildings that we lease.

We consider the properties at which we do business to be in good condition generally and suitable for our business conducted at each location. To the extent our properties or those acquired in connection with our acquisition of other entities provide space in excess of that effectively utilized in the operations of First Bank, we seek to lease or sublease any excess space to third parties. Additional information regarding the premises and equipment utilized by First Bank appears in Note 5 to our consolidated financial statements appearing elsewhere in this report.

Item 3. Legal Proceedings

The information required by this item is set forth in Item 8 under Note 24, Contingent Liabilities, to our consolidated financial statements appearing elsewhere in this report and is incorporated herein by reference.

In the ordinary course of business, we and our subsidiaries become involved in legal proceedings, including litigation arising out of our efforts to collect outstanding loans. It is not uncommon for collection efforts to lead to so-called “lender liability” suits in which borrowers may assert various claims against us. From time to time, we are party to other legal matters arising in the normal course of business. While some matters pending against us specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. We record a loss accrual for all legal matters for which we deem a loss is probable and can be reasonably estimated. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition or results of operations.

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

On August 10, 2009, we also announced the deferral of dividend payments on our Class C Preferred Stock and Class D Preferred Stock beginning with the regularly scheduled quarterly dividend payments that would otherwise have been made in August 2009, however, we continue to record the declaration of such dividends and the related additional cumulative dividends on our deferred dividend payments in our consolidated financial statements. We have deferred such payments for ten quarterly periods as of December 31, 2011. In February 2009 and May 2009, we paid the regularly scheduled quarterly dividends on our Class C Preferred Stock and Class D Preferred Stock, which were pre-approved and authorized for payment by the FRB.

Our ability to pay dividends is limited by regulatory requirements and by the receipt of dividend payments from First Bank, which is also subject to regulatory requirements. First Bank has agreed not to declare or pay any dividends or make certain other payments to us without the prior consent of the MDOF and the FRB, as previously discussed under “Item 1. Business —Supervision and Regulation – Regulatory Agreements.” The dividend limitations are further described in Note 13 and Note 22 to our consolidated financial statements appearing elsewhere in this report.

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

	As of or For the Year Ended December 31, (1)
	2011	2010	2009	2008	2007
	(dollars expressed in thousands, except share and per share data)
Income Statement Data:
Interest income	$233,685	312,838	400,332	536,579	643,446
Interest expense	42,659	72,937	108,564	168,081	225,965
Net interest income	191,026	239,901	291,768	368,498	417,481
Provision for loan losses	69,000	214,000	390,000	368,000	65,056
Net interest income (loss) after provision for loan losses	122,026	25,901	(98,232)	498	352,425
Noninterest income	60,884	77,137	69,367	61,209	55,416
Noninterest expense	226,059	293,981	345,364	247,247	262,180
(Loss) income from continuing operations before (benefit)
provision for income taxes	(43,149)	(190,943)	(374,229)	(185,540)	145,661
(Benefit) provision for income taxes	(10,654)	4,114	2,393	18,323	40,925
(Loss) income from continuing operations, net of tax	(32,495)	(195,057)	(376,622)	(203,863)	104,736
Loss from discontinued operations, net of tax	(11,605)	(3,194)	(72,314)	(84,450)	(55,198)
Net (loss) income	(44,100)	(198,251)	(448,936)	(288,313)	49,538
Net (loss) income attributable to noncontrolling interest in
subsidiaries	(2,950)	(6,514)	(21,315)	(1,158)	78
Net (loss) income attributable to First Banks, Inc.	$(41,150)	(191,737)	(427,621)	(287,155)	49,460

Dividends Declared and Undeclared:
Preferred stock	$17,908	16,980	16,536	786	786
Common stock	—	—	—	—	—
Ratio of total dividends declared to net (loss) income	(43.52)%	(8.86)%	(3.87)%	(0.27)%	1.59%

Earnings (Loss) Per Share (EPS) and Other Share Data:
Basic EPS – continuing operations	$(2,151.99)	(8,829.08)	(15,854.85)	(8,600.29)	4,390.02
Basic EPS – discontinued operations	(490.47)	(134.99)	(3,056.25)	(3,569.17)	(2,332.88)
Diluted EPS – continuing operations	(2,151.99)	(8,829.08)	(15,854.85)	(8,600.29)	4,350.07
Diluted EPS – discontinued operations	(490.47)	(134.99)	(3,056.25)	(3,569.17)	(2,294.65)
Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661	23,661

Balance Sheet Data:
Investment securities	$2,481,382	1,494,337	541,557	575,094	978,676
Loans, net of net deferred loan fees	3,283,951	4,492,284	6,608,293	8,592,975	8,886,184
Assets of discontinued operations	21,009	43,532	518,056	—	—
Total assets	6,608,913	7,378,128	10,581,996	10,783,154	10,902,470
Total deposits	5,451,830	6,458,415	7,063,973	8,741,520	9,149,193
Other borrowings	50,910	31,761	767,494	575,133	409,616
Notes payable	—	—	—	—	39,000
Subordinated debentures	354,057	353,981	353,905	353,828	353,752
Liabilities of discontinued operations	346,282	94,184	1,730,264	—	—
Total stockholders’ equity	263,671	307,295	522,380	996,355	847,621

Earnings Ratios:
Return on average assets	(0.59)%	(2.20)%	(4.04)%	(2.66)%	0.48%
Return on average stockholders’ equity	(13.71)	(42.36)	(51.82)	(32.78)	6.07
Net interest margin (2)	2.92	3.01	3.24	4.06	4.70
Noninterest expense to average assets	3.23	3.38	3.26	2.29	2.54
Tangible noninterest expense to average assets (3)	3.19	3.34	2.51	2.24	2.48
Efficiency ratio (4)	89.74	92.73	95.63	57.54	55.44
Tangible efficiency ratio (4)	88.56	91.70	73.67	56.22	54.26

Asset Quality Ratios:
Allowance for loan losses to loans	4.19%	4.48%	4.03%	2.56%	1.89%
Nonaccrual loans to loans	6.71	8.88	10.46	4.86	2.28
Allowance for loan losses to nonaccrual loans	62.52	50.40	38.55	52.71	83.27
Nonperforming assets to loans, other real estate and
repossessed assets (5)	10.26	11.65	12.15	5.87	2.40
Net loan charge-offs to average loans	3.47	5.06	4.62	3.84	0.76

Selected Financial Data (continued):

	As of or For the Year Ended December 31, (1)
	2011	2010	2009	2008	2007
	(dollars expressed in thousands, except share and per share data)
First Banks, Inc. Capital Ratios (6):
Average stockholders’ equity to average assets	4.29%	5.20%	7.79%	8.11%	7.89%
Total risk-based capital ratio	1.88	6.29	9.78	12.11	9.84
Tier 1 risk-based capital ratio	0.94	3.15	4.89	8.87	7.92
Leverage ratio	0.56	1.99	3.52	8.04	7.99

First Bank Capital Ratios:
Total risk-based capital ratio	14.98%	12.95%	10.39%	11.01%	10.01%
Tier 1 risk-based capital ratio	13.70	11.66	9.11	9.75	8.75
Leverage ratio	8.19	7.40	6.56	8.85	8.85
____________________

(1)	The selected data is presented on a continuing basis.
(2)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.
(3)	Tangible noninterest expense to average assets is the ratio of noninterest expense (excluding goodwill impairment and amortization of intangible assets) to average assets.
(4)	Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income. Tangible efficiency ratio is the ratio of noninterest expense (excluding goodwill impairment and amortization of intangible assets) to the sum of net interest income and noninterest income.
(5)	Nonperforming assets consist of nonaccrual loans, other real estate and repossessed assets.
(6)	The capital ratios at December 31, 2011 reflect the implementation of new Federal Reserve rules that became effective on March 31, 2011, as further described in Note 14 to our consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with our “Selected Financial Data,” our consolidated financial statements and the related notes thereto, and the other financial data appearing elsewhere in this report. This discussion set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Various factors may cause our actual results to differ materially from those contemplated by the forward-looking statements herein. We do not have a duty to and do not undertake any obligation to update these forward-looking statements. Readers of our Annual Report on Form 10-K should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on forward-looking statements. See “Special Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results” appearing at the beginning of this report and “Item 1A – Risk Factors,” appearing elsewhere in this report.

RESULTS OF OPERATIONS

Overview

All financial information in this Annual Report on Form 10-K is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our consolidated financial statements appearing elsewhere in this report for further discussion regarding our discontinued operations.

We recorded a net loss, including discontinued operations, of $41.2 million, $191.7 million and $427.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our results of operations levels reflect the following:

➢	Net interest income of $191.0 million for the year ended December 31, 2011, compared to $239.9 million in 2010 and $291.8 million in 2009, which contributed to a decline in our net interest margin to 2.92% for the year ended December 31, 2011, compared to 3.01% in 2010 and 3.24% in 2009, as further discussed under “—Net Interest Income;”
➢	A provision for loan losses of $69.0 million for the year ended December 31, 2011, compared to $214.0 million in 2010 and $390.0 million in 2009, as further discussed under “—Provision for Loan Losses;”
➢	Noninterest income of $60.9 million for the year ended December 31, 2011, compared to $77.1 million in 2010 and $69.4 million in 2009, as further discussed under “—Noninterest Income;”
➢	Noninterest expense of $226.1 million for the year ended December 31, 2011, compared to $294.0 million in 2010 and $345.4 million in 2009, as further discussed under “—Noninterest Expense;”

➢	A benefit for income taxes of $10.7 million for the year ended December 31, 2011, compared to a provision for income taxes of $4.1 million in 2010 and $2.4 million in 2009, as further discussed under “—(Benefit) Provision for Income Taxes;”
➢	Net losses from discontinued operations, net of tax, of $11.6 million for the year ended December 31, 2011, compared to net losses from discontinued operations, net of tax, of $3.2 million in 2010 and $72.3 million in 2009, as further discussed under “—Loss from Discontinued Operations, Net of Tax;” and
➢	Net losses attributable to noncontrolling interest in subsidiaries of $3.0 million for the year ended December 31, 2011, compared to net losses of $6.5 million in 2010 and $21.3 million in 2009, as further discussed under “—Net Loss Attributable to Noncontrolling Interest in Subsidiaries.”

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

Our balance sheet is presently asset sensitive, and as such, our net interest margin has been negatively impacted by the low interest rate environment as our loan portfolio re-prices on an immediate basis; whereas we are unable to immediately re-price our deposit portfolio to current market interest rates, thereby resulting in a compression of our net interest margin. Our asset-sensitive position, coupled with the level of our nonperforming assets, the increased level of average lower-yielding short-term investments and investment securities and the lower level of average loans has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income in the future.

Comparison of 2011 and 2010. Net interest income, expressed on a tax-equivalent basis, decreased $49.1 million to $191.3 million for the year ended December 31, 2011, compared to $240.4 million in 2010. Our net interest margin decreased to 2.92% for the year ended December 31, 2011, from 3.01% in 2010. We attribute the decrease in our net interest margin and net interest income to a lower average balance of interest-earning assets in addition to a significant change in the mix of our interest-earning assets from loans to investment securities, partially offset by a decrease in interest-bearing liabilities and a decrease in the cost of our interest-bearing liabilities. The average yield earned on our interest-earning assets decreased 35 basis points to 3.57% for the year ended December 31, 2011 compared to 3.92% in 2010, while the average rate paid on our interest-bearing liabilities decreased 38 basis points to 0.86% for the year ended December 31, 2011, compared to 1.24% in 2010. Average interest-earning assets decreased $1.43 billion to $6.56 billion for the year ended December 31, 2011, compared to $7.99 billion in 2010. Average interest-bearing liabilities decreased $902.4 million to $4.98 billion for the year ended December 31, 2011, compared to $5.89 billion in 2010.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased $97.2 million to $184.6 million for the year ended December 31, 2011, compared to $281.8 million in 2010. Average loans decreased $1.71 billion to $3.81 billion for the year ended December 31, 2011, from $5.52 billion in 2010. The decrease in average loans primarily reflects a substantial level of loan payoffs and principal payments, a decline in loan production and reduced loan demand within our markets, loan charge-offs, transfers of loans to other real estate and repossessed assets and the exit of certain of our problem credit relationships. The yield on our loan portfolio decreased 26 basis points to 4.84% for the year ended December 31, 2011, compared to 5.10% in 2010. The yield on our loan portfolio continues to be adversely impacted by the historically low prime and LIBOR interest rates, as a significant portion of our loan portfolio is priced to these indices. Furthermore, the yield on our loan portfolio continues to be adversely impacted by the higher levels of average nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses.” Our nonaccrual loans decreased our average yield on loans by approximately 47 and 64 basis points in 2011 and 2010, respectively. An interest adjustment of $1.8 million associated with the amortization of the remaining loan premium related to prior bank acquisitions decreased our average yield on loans by five basis points during 2011. This adjustment was necessitated by an acceleration of loan payoffs within these acquired portfolios. Interest income on our loan portfolio was positively impacted by income associated with our interest rate swap agreements of $5.7 million in 2010. This income ceased during the third quarter of 2010 with the expiration of the amortization period of the unrealized pre-tax gain associated with the termination of our interest rate swap agreements designated as cash flow hedges, as further discussed under “—Interest Rate Risk Management” and in Note 8 to our consolidated financial statements.

Interest income on our investment securities, expressed on a tax-equivalent basis, increased $20.4 million to $46.3 million for the year ended December 31, 2011, compared to $25.9 million in 2010. Average investment securities increased $1.05 billion to $2.07 billion for the year ended December 31, 2011, compared to $1.01 billion in 2010. The increase in average investment securities reflects the continued utilization of a portion of our cash and short-term investments to fund gradual and planned increases in our investment securities portfolio in an effort maximize our net interest income and net interest margin while maintaining appropriate liquidity levels and appropriate diversification within our investment securities portfolio. The yield earned on our investment securities portfolio decreased to 2.24% for the year ended December 31, 2011, compared to 2.55% in 2010, reflecting significant purchases of investment securities at lower market rates.

Dividends on our FRB and FHLB stock were $1.4 million and $2.1 million for the years ended December 31, 2011 and 2010, respectively. Average FRB and FHLB stock was $27.6 million for the year ended December 31, 2011, compared to $49.7 million in 2010. The decrease in average FRB and FHLB stock reflects the net redemption of FRB and FHLB stock during 2010 and 2011 associated with the reduction in our total assets, in addition to the redemption of FHLB stock during 2010 associated with the prepayment of $600.0 million of FHLB advances during 2010. The yield earned on our FRB and FHLB stock was 5.12% for the year ended December 31, 2011, compared to 4.15% in 2010.

Interest income on our short-term investments was $1.6 million for the year ended December 31, 2011, compared to $3.5 million in 2010. Average short-term investments decreased $751.3 million to $652.2 million for the year ended December 31, 2011, compared to $1.40 billion in 2010. The yield on our short-term investments was 0.25% for the years ended December 31, 2011 and 2010, reflecting the investment of the majority of funds in our short-term investments in our correspondent bank account with the FRB, which currently earns 0.25%. The decrease in our average short-term investments reflects the utilization of such funds, coupled with funds available from the decline in our loan portfolio, to fund increases in our investment securities portfolio, divestitures associated with our Capital Plan, and decreases in our average total deposits. We built a significant amount of available balance sheet liquidity throughout 2009, 2010 and 2011 in anticipation of the expected completion of certain transactions associated with our Capital Plan, as further discussed under “—Liquidity Management” and in Note 2 to our consolidated financial statements. The high level of short-term investments, while necessary to complete certain transactions associated with our Capital Plan and to maintain significant balance sheet liquidity in light of economic conditions during these periods, has negatively impacted our net interest margin and will negatively impact our net interest margin in future periods until we have the opportunity to further reduce our short-term investments through deployment of such funds into other higher-yielding assets.

Interest expense on our interest-bearing deposits decreased $23.1 million to $29.0 million for the year ended December 31, 2011, compared to $52.1 million in 2010. Average total deposits decreased $418.9 million to $5.73 billion for the year ended December 31, 2011, compared to $6.15 billion in 2010. Average interest-bearing deposits decreased $434.8 million to $4.58 billion for the year ended December 31, 2011, compared to $5.02 billion in 2010. The decrease in average interest-bearing deposits primarily reflects anticipated reductions of higher rate certificates of deposit and promotional money market deposits, partially offset by organic growth through deposit development programs, including marketing campaigns and enhanced product and service offerings. The mix in our deposit portfolio volumes during 2011 primarily reflects a shift from time deposits and savings and money market deposits to interest-bearing and noninterest-bearing demand deposits. Decreases in our average time deposits and savings and money market deposits of $436.9 million and $34.2 million, respectively, for 2011 as compared to 2010, were partially offset by increases in average interest-bearing demand deposits and noninterest-bearing demand deposits of $36.2 million and $15.9 million, respectively. The aggregate weighted average rate paid on our interest-bearing deposit portfolio decreased 41 basis points to 0.63% for the year ended December 31, 2011, compared to 1.04% in 2010, reflecting the re-pricing of certificate of deposit accounts to current market interest rates upon maturity and our efforts to reduce deposit costs across our deposit portfolio, in particular promotional money market deposits. The weighted average rate paid on our time deposit portfolio declined to 1.19% in 2011 from 1.77% in 2010; the weighted average rate paid on our savings and money market deposit portfolio declined to 0.41% in 2011 from 0.66% in 2010; and the weighted average rate paid on our interest-bearing demand deposits declined to 0.11% in 2011 from 0.16% in 2010. Assuming that the prevailing interest rate environment remains relatively stable, we anticipate continued reductions in our deposit costs as certain of our certificate of deposit accounts continue to re-price to current market interest rates upon maturity, as money market accounts re-price from promotional rates to current market interest rates and as we implement certain product modifications designed to enhance overall product offerings to our customer base.

Interest expense on our other borrowings decreased $7.8 million to $15,000 for the year ended December 31, 2011, compared to $7.8 million in 2010. Average other borrowings decreased $467.6 million to $46.7 million for the year ended December 31, 2011, compared to $514.3 million in 2010. Average other borrowings for the year ended December 31, 2011 were comprised solely of daily repurchase agreements utilized by our commercial deposit customers as an alternative deposit product in connection with cash management activities. The decrease in average other borrowings for 2011, as compared to 2010, primarily reflects the prepayment of $600.0 million of our outstanding FHLB advances and the early termination of our $120.0 million term repurchase agreement in 2010. The aggregate weighted average rate paid on our other borrowings decreased to 0.03% for the year ended December 31, 2011, compared to 1.53% in 2010, reflecting the repayment of our higher cost secured borrowings during 2010. See further discussion regarding activity in other borrowings under “—Liquidity Management.”

Interest expense on our junior subordinated debentures increased to $13.6 million for the year ended December 31, 2011, compared to $13.0 million in 2010. Average junior subordinated debentures were $354.0 million and $353.9 million for the years ended December 31, 2011 and 2010, respectively. The aggregate weighted average rate paid on our junior subordinated debentures increased to 3.85% for the year ended December 31, 2011, compared to 3.68% in 2010. The aggregate weighted average rates and the level of interest expense reflect the LIBOR rates and the impact to the related spreads to LIBOR during the periods, as approximately 79.4% of our junior subordinated debentures are variable rate. The aggregate weighted average rates also reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures, as further discussed in Note 12 to our consolidated financial statements. The additional interest expense accrued on the regularly scheduled deferred interest payments increased the weighted average rate paid on our junior subordinated debentures by approximately 36 and 16 basis points in 2011 and 2010, respectively.

Comparison of 2010 and 2009. Net interest income, expressed on a tax-equivalent basis, decreased $52.2 million to $240.4 million for the year ended December 31, 2010, compared to $292.6 million in 2009. Our net interest margin decreased to 3.01% for the year ended December 31, 2010, from 3.24% in 2009. We attribute the decrease in our net interest margin and net interest income to a significantly higher average balance of short-term investments yielding 25 basis points, a lower average balance of interest-earning assets in addition to a significant change in the mix of our interest-earning assets from loans to investment securities, partially offset by a decrease in the cost of our interest-bearing liabilities. The average yield earned on our interest-earning assets decreased 53 basis points to 3.92% for the year ended December 31, 2010, compared to 4.45% in 2009, while the average rate paid on our interest-bearing liabilities decreased 60 basis points to 1.24% for the year ended December 31, 2010, compared to 1.84% in 2009. Average interest-earning assets decreased $1.04 billion to $7.99 billion for the year ended December 31, 2010, compared to $9.02 billion for the year ended December 31, 2009. Average interest-bearing liabilities decreased $12.9 million to $5.89 billion for the year ended December 31, 2010, compared to $5.90 billion for the year ended December 31, 2009.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased $89.2 million to $281.8 million for the year ended December 31, 2010, compared to $371.0 million in 2009. Average loans decreased $1.81 billion to $5.52 billion for the year ended December 31, 2010, from $7.33 billion in 2009. The decrease in average loans primarily reflects a substantial level of loan payoffs and principal payments, a decline in loan production and reduced loan demand within our markets, loan charge-offs, transfers of loans to other real estate and repossessed assets and the exit of certain of our problem credit relationships. The yield on our loan portfolio increased four basis points to 5.10% for the year ended December 31, 2010, compared to 5.06% in 2009. The yield on our loan portfolio has been adversely impacted by the historically low prime and LIBOR interest rates, as a significant portion of our loan portfolio is priced to these indices. Furthermore, the yield on our loan portfolio was adversely impacted by the higher levels of average nonaccrual loans. Our nonaccrual loans decreased our average yield on loans by approximately 64 and 49 basis points in 2010 and 2009, respectively. Interest income on our loan portfolio was positively impacted by income associated with our interest rate swap agreements of $5.7 million and $13.7 million in 2010 and 2009, respectively. This income ceased during the third quarter of 2010 with the expiration of the amortization period of the unrealized pre-tax gain associated with the termination of our interest rate swap agreements designated as cash flow hedges, as previously discussed.

Interest income on our investment securities, expressed on a tax-equivalent basis, was $25.9 million and $25.2 million for the years ended December 31, 2010 and 2009, respectively. Average investment securities increased $377.5 million to $1.01 billion for the year ended December 31, 2010, compared to $637.2 million in 2009. The increase in average investment securities reflects the utilization of excess cash and short-term investments to fund gradual and planned increases in our investment securities portfolio in an effort maximize our net interest income and net interest margin while maintaining appropriate liquidity levels and appropriate diversification within our investment securities portfolio. The yield earned on our investment securities portfolio decreased to 2.55% for the year ended December 31, 2010, compared to 3.96% in 2009, reflecting the higher average balance of investment securities during 2010, the decline in short-term interest rates during the periods and the sale of higher-yielding available-for-sale investment securities to reposition our investment securities portfolio from securities that carried relatively high risk-weightings for regulatory capital purposes to lower risk-weighted investment securities.

Dividends on our FRB and FHLB stock were $2.1 million and $2.2 million for the years ended December 31, 2010 and 2009, respectively. Average FRB and FHLB stock was $49.7 million for the year ended December 31, 2010, compared to $57.5 million in 2009. The decrease in average FRB and FHLB stock reflects the redemption of $27.3 million of FHLB stock associated with the prepayment of $600.0 million of FHLB advances during 2010, as further discussed below, and the redemption of $7.8 million of FRB stock associated with the reduction in our total assets during 2010. The yield earned on our FRB and FHLB stock was 4.15% for the year ended December 31, 2010, compared to 3.75% in 2009.

Interest income on our short-term investments was $3.5 million for the year ended December 31, 2010, compared to $2.8 million in 2009. Average short-term investments were $1.40 billion for the year ended December 31, 2010, compared to $995.2 million in 2009. The increase in our average short-term investments was primarily due to a higher level of liquidity resulting from the significant decrease in average loans, partially offset by the utilization of such funds to increase our investment securities portfolio and fund our divestitures completed in 2010. We increased our overall liquidity position during 2009 and 2010 in anticipation of significant cash outflows required for the completion and expected completion of certain transactions associated with our Capital Plan. The yield earned on our short-term investments was 0.25% for the year ended December 31, 2010, compared to 0.28% in 2009. The majority of funds in our short-term investments during 2010 and 2009 were maintained in our correspondent bank account with the FRB, which earned 0.25%.

Interest expense on our interest-bearing deposits decreased $30.9 million to $52.1 million for the year ended December 31, 2010, compared to $83.0 million in 2009. Average total deposits increased $91.2 million to $6.15 billion for the year ended December 31, 2010, compared to $6.06 billion in 2009. Average interest-bearing deposits increased $33.5 million to $5.02 billion for the year ended December 31, 2010, compared to $4.98 billion in 2009. The increase in average interest-bearing deposits primarily reflects organic growth through deposit development programs, including marketing campaigns and enhanced product and service offerings, partially offset by anticipated reductions of higher rate certificate of deposit accounts. The mix in our deposit portfolio volumes during 2010 primarily reflects a shift from time deposits and savings and money market deposits to interest-bearing and noninterest-bearing demand deposits. Decreases in our average time deposits and savings and money market deposit volumes of $33.5 million and $17.3 million, respectively, were partially offset by increases in average interest-bearing demand deposits and noninterest-bearing demand deposits of $84.3 million and $57.7 million, respectively. The aggregate weighted average rate paid on our interest-bearing deposit portfolio decreased 63 basis points to 1.04% for the year ended December 31, 2010, compared to 1.67% in 2009, reflecting the re-pricing of certificate of deposit accounts to current market interest rates upon maturity and our efforts to reduce deposit costs across our deposit portfolio. The weighted average rate paid on our time deposit portfolio declined to 1.77% in 2010 from 2.84% in 2009; the weighted average rate paid on our savings and money market deposit portfolio declined to 0.66% in 2010 from 1.00% in 2009; and the weighted average rate paid on our interest-bearing demand deposits declined to 0.16% in 2010 from 0.19% in 2009.

Interest expense on our other borrowings decreased $2.2 million to $7.8 million for the year ended December 31, 2010, compared to $10.0 million in 2009. Average other borrowings, generally comprised of daily and term repurchase agreements, FHLB advances, FRB borrowings and federal funds purchased, decreased $46.4 million to $514.3 million for the year ended December 31, 2010, compared to $560.8 million in 2009. The decrease in average other borrowings reflects the prepayment of all of our $600.0 million of outstanding FHLB advances during 2010, the early termination of our $120.0 million term repurchase agreement in November 2010 and reductions in daily repurchase agreements (in connection with cash management activities of our commercial deposit customers). The aggregate weighted average rate paid on our other borrowings decreased to 1.53% for the year ended December 31, 2010, compared to 1.79% in 2009, reflecting the reduction in short-term interest rates during the periods.

Interest expense on our junior subordinated debentures decreased $2.5 million to $13.0 million for the year ended December 31, 2010, compared to $15.5 million in 2009. Average junior subordinated debentures were $353.9 million for the years ended December 31, 2010 and 2009, and are further discussed in Note 12 to our consolidated financial statements. The aggregate weighted average rate paid on our junior subordinated debentures decreased to 3.68% for the year ended December 31, 2010, compared to 4.38% in 2009. The aggregate weighted average rates and the level of interest expense reflect the reduction in LIBOR rates and the impact to the related spreads to LIBOR during the periods, as approximately 79.4% of our junior subordinated debentures are variable rate, and the entrance into four interest rate swap agreements with an aggregate notional amount of $125.0 million during March 2008 that effectively converted the interest payments on certain of our junior subordinated debentures from a variable rate to a fixed rate. In August 2009, we discontinued hedge accounting on these interest rate swap agreements due to the deferral of interest payments on our junior subordinated debentures, and as such, the net interest recorded on the interest rate swap agreements was recorded as noninterest income effective August 2009, as further described under “—Interest Rate Risk Management” and in Note 8 to our consolidated financial statements. Interest expense on our junior subordinated debentures for the year ended December 31, 2009 included interest expense of $1.3 million associated with these interest rate swap agreements. The aggregate weighted average rates also reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures, which increased the weighted average rate paid on our junior subordinated debentures by approximately 16 and one basis points in 2010 and 2009, respectively.

Average Balance Sheets

The following table sets forth, on a tax-equivalent basis, certain information on a continuing basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011			2010			2009
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars expressed in thousands)
ASSETS
Interest-earning assets:
Loans: (1) (2) (3)
Taxable	$3,807,099	184,459	4.85%	$5,513,601	281,309	5.10%	$7,311,281	369,916	5.06%
Tax-exempt (4)	4,024	178	4.42	6,846	503	7.35	22,364	1,060	4.74
Investment securities:
Taxable	2,053,726	45,579	2.22	1,001,157	25,000	2.50	616,141	23,828	3.87
Tax-exempt (4)	12,143	740	6.09	13,604	915	6.73	21,107	1,414	6.70
FRB and FHLB stock	27,648	1,416	5.12	49,718	2,063	4.15	57,505	2,155	3.75
Short-term investments	652,195	1,634	0.25	1,403,474	3,544	0.25	995,214	2,825	0.28
Total interest-earning
assets	6,556,835	234,006	3.57	7,988,400	313,334	3.92	9,023,612	401,198	4.45
Nonearning assets	399,370			423,300			575,262
Assets of discontinued
operations	36,247			292,024			989,165
Total assets	$6,992,452			$8,703,724			$10,588,039

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$926,031	1,007	0.11%	$889,791	1,382	0.16%	$805,498	1,492	0.19%
Savings and money market	1,973,612	8,015	0.41	2,007,780	13,210	0.66	2,025,056	20,327	1.00
Time	1,683,100	19,999	1.19	2,120,014	37,489	1.77	2,153,556	61,187	2.84
Total interest-bearing
deposits	4,582,743	29,021	0.63	5,017,585	52,081	1.04	4,984,110	83,006	1.67
Other borrowings	46,736	15	0.03	514,336	7,844	1.53	560,751	10,023	1.79
Notes payable (5)	—	—	—	—	—	—	—	37	—
Subordinated debentures (3)	354,019	13,623	3.85	353,943	13,012	3.68	353,867	15,498	4.38
Total interest-bearing
liabilities	4,983,498	42,659	0.86	5,885,864	72,937	1.24	5,898,728	108,564	1.84
Noninterest-bearing liabilities:
Demand deposits	1,150,958			1,135,013			1,077,281
Other liabilities	129,787			108,761			98,284
Liabilities of discontinued
operations	428,075			1,121,461			2,688,568
Total liabilities	6,692,318			8,251,099			9,762,861
Stockholders’ equity	300,134			452,625			825,178
Total liabilities and
stockholders’ equity	$6,992,452			$8,703,724			$10,588,039
Net interest income		191,347			240,397			292,634
Interest rate spread			2.71			2.68			2.61
Net interest margin (6)			2.92%			3.01%			3.24%
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense include the effects of interest rate swap agreements.
(4)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were $321,000, $496,000 and $866,000 for the years ended December 31, 2011, 2010 and 2009, respectively.
(5)	Interest expense on our notes payable reflects commitment fees of $37,000 for the year ended December 31, 2009.
(6)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

Rate / Volume

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

	Increase (Decrease) Attributable to Change in:
	2011 Compared to 2010			2010 Compared to 2009
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
	(dollars expressed in thousands)
Interest earned on:
Loans: (1) (2) (3)
Taxable	$(83,608)	(13,242)	(96,850)	(91,514)	2,907	(88,607)
Tax-exempt (4)	(165)	(160)	(325)	(961)	404	(557)
Investment securities:
Taxable	23,665	(3,086)	20,579	11,525	(10,353)	1,172
Tax-exempt (4)	(93)	(82)	(175)	(505)	6	(499)
FRB and FHLB stock	(1,056)	409	(647)	(309)	217	(92)
Short-term investments	(1,910)	—	(1,910)	1,044	(325)	719
Total interest income	(63,167)	(16,161)	(79,328)	(80,720)	(7,144)	(87,864)
Interest paid on:
Interest-bearing demand deposits	59	(434)	(375)	149	(259)	(110)
Savings and money market deposits	(223)	(4,972)	(5,195)	(174)	(6,943)	(7,117)
Time deposits	(6,753)	(10,737)	(17,490)	(941)	(22,757)	(23,698)
Other borrowings	(3,767)	(4,062)	(7,829)	(791)	(1,388)	(2,179)
Notes payable (5)	—	—	—	(37)	—	(37)
Subordinated debentures (3)	3	608	611	3	(2,489)	(2,486)
Total interest expense	(10,681)	(19,597)	(30,278)	(1,791)	(33,836)	(35,627)
Net interest income	$(52,486)	3,436	(49,050)	(78,929)	26,692	(52,237)
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Interest income and interest expense include the effects of interest rate swap agreements.
(4)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
(5)	Interest expense on our notes payable reflects commitment fees of $37,000 for the year ended December 31, 2009.

Net interest income, expressed on a tax-equivalent basis, decreased $49.1 million for year ended December 31, 2011, as compared to 2010, and reflects a decrease due to volume of $52.5 million, partially offset by an increase due to rate of $3.4 million. Net interest income, expressed on a tax-equivalent basis, decreased $52.2 million for the year ended December 31, 2010, as compared to 2009, and reflects a decrease due to volume of $78.9 million, partially offset by an increase due to rate of $26.7 million. The decrease in net interest income, expressed on a tax-equivalent basis, for 2011 as compared to 2010, and for 2010 as compared to 2009, was primarily driven by a decrease in the volume of loans, partially offset by an increase in the volume of investment securities. We have been utilizing cash proceeds resulting from loan payoffs to fund gradual and planned increases in our investment securities portfolio in an effort to maximize our net interest income and net interest margin while maintaining appropriate liquidity levels and appropriate diversification within our investment securities portfolio. Because loans generally have a higher yield than investment securities, the change in our interest-earning asset mix has had a negative impact on our net interest income. The significant decrease in loans is further discussed under “—Loans and Allowance for Loan Losses.” The increase in net interest income due to rate was primarily driven by a decline in the cost of our interest-bearing deposits and other borrowings, partially offset by a decrease in our loan and investment securities yields, reflective of overall market conditions and competition during these periods.

Provision for Loan Losses

Comparison of 2011 and 2010. We recorded a provision for loan losses of $69.0 million for the year ended December 31, 2011, compared to $214.0 million in 2010. The decrease in the provision for loan losses for the year ended December 31, 2011, as compared to 2010, was primarily driven by the significant decrease in our overall level of nonaccrual loans and potential problem loans, a decrease in net loan charge-offs and less severe asset migration to classified asset categories during 2011 than the migration levels experienced during 2010, as further discussed under “—Loans and Allowance for Loan Losses.”

Our nonaccrual loans were $220.3 million at December 31, 2011, compared to $398.9 million at December 31, 2010. The decrease in the overall level of nonaccrual loans during 2011 was primarily driven by gross loan charge-offs, transfers to other real estate and repossessed assets and resolution of certain nonaccrual loans exceeding net additions to nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses,” and reflects our continued progress with respect to the implementation of our Asset Quality Improvement Plan initiatives, designed to reduce the overall balance of nonaccrual and other potential problem loans and assets.

Our net loan charge-offs decreased to $132.3 million for the year ended December 31, 2011, compared to $279.1 million in 2010. Our net loan charge-offs were 3.47% of average loans in 2011, compared to 5.06% of average loans in 2010. Loan charge-offs were $154.6 million for 2011, compared to $331.2 million in 2010, and loan recoveries were $22.3 million for 2011, compared to $52.1 million in 2010.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”

Comparison of 2010 and 2009. We recorded a provision for loan losses of $214.0 million for the year ended December 31, 2010, compared to $390.0 million in 2009. The decrease in the provision for loan losses for the year ended December 31, 2010, as compared to 2009, was primarily driven by the significant decrease in loans, net of net deferred loan fees, during 2010 as compared to 2009, lower net loan charge-offs, a decrease in nonaccrual loans and less severe asset migration to classified asset categories during 2010 than the migration levels experienced during 2009.

Our nonaccrual loans were $398.9 million at December 31, 2010, compared to $691.1 million at December 31, 2009. The decrease in the overall level of nonaccrual loans during 2010 was primarily driven by gross loan charge-offs, transfers to other real estate and repossessed assets and resolution of certain nonaccrual loans exceeding net additions to nonaccrual loans.

Our net loan charge-offs decreased to $279.1 million for the year ended December 31, 2010, compared to $339.0 million in 2009. Our net loans charge-offs were 5.06% of average loans in 2010, compared to 4.62% of average loans in 2009. Loan charge-offs were $331.2 million for 2010, compared to $352.7 million in 2009, and loan recoveries were $52.1 million for 2010, compared to $13.7 million in 2009.

Noninterest Income

Comparison of 2011 and 2010. Noninterest income decreased $16.3 million, or 21.1%, to $60.9 million for the year ended December 31, 2011, from $77.1 million in 2010. The decrease in our noninterest income was primarily attributable to lower service charges on deposit accounts and customer service fees, reduced gains on loans sold and held for sale, reduced gains on investment securities, a higher decline in the fair value of servicing rights, lower loan servicing fees and decreased other income, partially offset by a reduction in net losses on derivative financial instruments. The following table summarizes noninterest income for the years ended December 31, 2011 and 2010:

	December 31,		Increase (Decrease)
	2011	2010	Amount	%
	(dollars expressed in thousands)
Noninterest income:
Service charges on deposit accounts and customer service fees	$38,214	41,412	(3,198)	(7.7)%
Gain on loans sold and held for sale	5,176	9,516	(4,340)	(45.6)
Net gain on investment securities	5,335	8,315	(2,980)	(35.8)
Net loss on derivative instruments	(193)	(2,925)	2,732	93.4
Change in fair value of servicing rights	(7,652)	(5,558)	(2,094)	(37.7)
Loan servicing fees	8,271	8,783	(512)	(5.8)
Other	11,733	17,594	(5,861)	(33.3)
Total noninterest income	$60,884	77,137	(16,253)	(21.1)

Service charges on deposit accounts and customer service fees decreased $3.2 million, or 7.7%, to $38.2 million for the year ended December 31, 2011, from $41.4 million in 2010, primarily reflecting reduced non-sufficient funds and returned check fee income on retail and commercial accounts coupled with changes in the deposit mix and certain product modifications designed to enhance overall product offerings to our customer base during these periods.

Gains on loans sold and held for sale decreased $4.3 million, or 45.6%, to $5.2 million for the year ended December 31, 2011, from $9.5 million in 2010. The decrease was primarily attributable to a decrease in the volume of mortgage loans originated for sale in the secondary market during 2011 associated with the decline in refinancing volume in our mortgage banking division in addition to lower margins on the loans originated for sale in the secondary market. For the years ended December 31, 2011 and 2010, we originated residential mortgage loans totaling $294.0 million and $398.9 million, respectively, and sold residential mortgage loans totaling $298.5 million and $376.2 million, respectively.

Net gains on investment securities were $5.3 million and $8.3 million for the years ended December 31, 2011 and 2010, respectively. During the first quarter of 2011, we reduced our overall number of smaller investment securities holdings, many of which were acquired in previous acquisitions, in an effort to reduce the operational requirements and overall costs associated with maintaining these securities. During the second quarter of 2011, we sold $100.0 million of U.S. Treasury securities at a gain of $592,000. During the third quarter of 2011, we sold $148.5 million of mortgage-backed securities at a gain of $4.1 million. During 2010, we sold investment securities primarily to provide funding to pay off our remaining term secured borrowings, including our FHLB advances and our $120.0 million term repurchase agreement. These investment securities were sold at net gains. Proceeds from sales of available-for-sale investment securities were $283.7 million for the year ended December 31, 2011, as compared to $249.2 million in 2010.

Net losses on derivative instruments decreased $2.7 million, or 93.4%, to $193,000 for the year ended December 31, 2011, from $2.9 million in 2010, primarily attributable to changes in fair value and the net interest differential on our interest rate swap agreements.

Net losses associated with changes in the fair value of mortgage and SBA servicing rights increased $2.1 million, or 37.7%, to $7.7 million for the year ended December 31, 2011, from $5.6 million in 2010. The changes in the fair value of mortgage and SBA servicing rights during the periods reflect changes in mortgage interest rates and the related changes in estimated prepayment speeds, as well as changes in cash flow assumptions underlying SBA loans serviced for others. The higher decline in the fair value of servicing rights during 2011 was primarily attributable to the substantial decrease in mortgage interest rates during 2011 and related increase in loan prepayment speeds resulting from historically low mortgage interest rates.

Loan servicing fees decreased $512,000, or 5.8%, to $8.3 million for the year ended December 31, 2011, from $8.8 million in 2010. Loan servicing fees are primarily comprised of fee income generated from the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans originated to small business concerns, in addition to unused commitment fees received from lending customers. The level of such fees is primarily impacted by the balance of loans serviced and interest shortfall on serviced residential mortgage loans. Interest shortfall represents the difference between the interest collected from a loan servicing customer upon prepayment of the loan and the full month of interest that is required to be remitted to the security owner. The decrease in loan servicing fees during 2011 was primarily attributable to a decrease in unused commitment fees of $533,000 to $608,000 for the year ended December 31, 2011, from $1.1 million in 2010, driven by the decrease in our loan portfolio and related unused commitments.

Other income decreased $5.9 million, or 33.3%, to $11.7 million for the year ended December 31, 2011, from $17.6 million in 2010. The decrease in other income primarily reflects the following:

➢

A loss of $334,000 recognized in the first quarter of 2011 on the sale of our San Jose Branch and a gain of $263,000 recognized in the second quarter of 2011 on the sale of our Edwardsville Branch, compared to a gain of $168,000 recognized in the first quarter of 2010 on the sale of our Lawrenceville, Illinois branch, as further described in Note 2 to our consolidated financial statements;

➢	The receipt of a litigation settlement of $2.6 million recognized in the second quarter of 2010; and
➢

Net losses on sales of other real estate and repossessed assets of $1.3 million for the year ended December 31, 2011, compared to net gains on sales of other real estate and repossessed assets of $3.5 million in 2010; partially offset by

➢	The partial recovery of $1.8 million received during 2011 from a suspected fraud loss recognized during 2010; and
➢	Income recognized on certain Community Reinvestment Act, or CRA, investments of $1.1 million during 2011, as compared to $35,000 in 2010.

Comparison of 2010 and 2009. Noninterest income increased $7.8 million, or 11.2%, to $77.1 million for the year ended December 31, 2010, from $69.4 million in 2009. The increase in our noninterest income was primarily attributable to increased gains on loans sold and held for sale, an increase in net gains on investment securities, lower net losses on derivative financial instruments and increased other income, partially offset by higher declines in the fair value of servicing rights and reduced service charges on deposit accounts and customer service fees. The following table summarizes noninterest income for the years ended December 31, 2010 and 2009:

	December 31,		Increase (Decrease)
	2010	2009	Amount	%
	(dollars expressed in thousands)
Noninterest income:
Service charges on deposit accounts and customer service fees	$41,412	41,991	(579)	(1.4	) %
Gain on loans sold and held for sale	9,516	4,112	5,404	131.4
Net gain on investment securities	8,315	7,697	618	8.0
Net loss on derivative instruments	(2,925)	(4,874)	1,949	40.0
Change in fair value of servicing rights	(5,558)	(2,896)	(2,662)	(91.9)
Loan servicing fees	8,783	8,842	(59)	(0.7)
Other	17,594	14,495	3,099	21.4
Total noninterest income	$77,137	69,367	7,770	11.2

Service charges on deposit accounts and customer service fees decreased $579,000, or 1.4%, to $41.4 million for the year ended December 31, 2010, from $42.0 million in 2009, primarily reflecting reduced non-sufficient funds and returned check fee income on retail and commercial accounts coupled with changes in the deposit mix and certain product modifications designed to enhance overall product offerings to our customer base during these periods.

Gains on loans sold and held for sale increased $5.4 million to $9.5 million for the year ended December 31, 2010, from $4.1 million in 2009. The increase in the gain on loans sold and held for sale reflects an increase in the gain on the sale of mortgage loans to $9.5 million during 2010, as compared to $9.4 million in 2009. For the years ended December 31, 2010 and 2009, we originated residential mortgage loans totaling $398.9 million and $541.0 million, respectively, and sold residential mortgage loans totaling $376.2 million and $522.6 million, respectively. The increase in 2010 also reflects losses on the sale of certain asset based lending loans and restaurant franchise loans of $6.1 million and $1.1 million, respectively, during the fourth quarter of 2009 and a decrease in the gain on sale of SBA loans of $1.8 million to $230,000 during 2010, compared to $2.1 million during 2009 resulting from lower origination volumes within this segment.

Net gains on investment securities were $8.3 million and $7.7 million for the years ended December 31, 2010 and 2009, respectively. During 2010, we sold investment securities primarily to provide funding to pay off our remaining term secured borrowings, including our FHLB advances and our $120.0 million term repurchase agreement. These investment securities were sold at net gains. Throughout 2009, we sold available-for-sale investment securities that carried relatively high risk-weightings for regulatory capital purposes and repositioned a portion of our investment securities portfolio to lower risk-weighted investments. The net gains from these sales were partially offset by other-than-temporary impairment of $4,000 and $1.2 million recorded during the years ended December 31, 2010 and 2009, respectively. We recorded other-than-temporary impairment of $1.2 million during 2009 on equity investments in the common stock of two companies in the financial services industry. These equity investments were sold during 2010.

Net losses on derivative instruments decreased $1.9 million, or 40.0%, to $2.9 million for the year ended December 31, 2010, as compared to $4.9 million in 2009. The net losses incurred during 2010 were primarily attributable to changes in fair value and the net interest differential on our interest rate swap agreements previously designated as cash flow hedges on our junior subordinated debentures. The net losses incurred during 2009 of $4.9 million were primarily attributable to a cumulative fair value adjustment of $4.6 million on our interest rate swap agreements designated as cash flow hedges on our junior subordinated debentures that was reclassified from accumulated other comprehensive loss to loss on derivative instruments as a result of the discontinuation of hedge accounting treatment following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements was recorded as a reduction of noninterest income effective August 2009, as further discussed under “—Interest Rate Risk Management” and in Note 8 to our consolidated financial statements. These losses were partially offset by income of $711,000 generated from the issuance of customer interest rate swap agreements in 2009.

Net losses from changes in the fair value of mortgage and SBA servicing rights increased $2.7 million to $5.6 million for the year ended December 31, 2010, from $2.9 million in 2009. The changes in the fair value of mortgage and SBA servicing rights during the periods reflect changes in mortgage interest rates and the related changes in estimated prepayment speeds, as well as changes in cash flow assumptions underlying SBA loans in the serviced portfolio. The increase in net losses in 2010 was primarily attributable to the decline in mortgage interest rates during 2010.

Loan servicing fees were $8.8 million for the years ended December 31, 2010 and 2009, and are primarily attributable to fee income generated for the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans to small business concerns, in addition to unused commitment fees received from lending customers. The level of fees is primarily impacted by the balance of loans serviced and interest shortfall on serviced residential mortgage loans.

Other income increased $3.1 million, or 21.4%, to $17.6 million for the year ended December 31, 2010, from $14.5 million in 2009. The increase in other income primarily reflects the following:

➢	The receipt of a litigation settlement of $2.6 million in the second quarter of 2010; and
➢

Net gains on sales of other real estate and repossessed assets of $3.5 million for the year ended December 31, 2010, compared to net losses on sales of other real estate and repossessed assets of $17,000 in 2009; partially offset by

➢

A decrease in BOLI investment income to $120,000 for the year ended December 31, 2010, from $733,000 in 2009, reflecting a decline in the average balance of BOLI between the periods. In June 2009, we terminated our largest BOLI policy resulting in a reduction in the carrying value of our BOLI investment of $93.1 million. In January 2010, we terminated an additional BOLI policy which had a carrying value of $19.8 million, and in the third quarter of 2010, we liquidated our remaining BOLI policies which had an aggregate carrying value of $6.7 million; and

➢

A gain of $168,000 recognized in the first quarter of 2010 on the sale of our Lawrenceville Branch, compared to a gain of $309,000 recognized in the fourth quarter of 2009 on the sale of our Springfield Branch, as further described in Note 2 to our consolidated financial statements.

Noninterest Expense

Comparison of 2011 and 2010. Noninterest expense decreased $67.9 million, or 23.1%, to $226.1 million for the year ended December 31, 2011, from $294.0 million in 2010. The decrease in our noninterest expense during 2011, as compared to 2010, was primarily attributable to reductions in substantially all expense categories attributable to our profit improvement initiatives and the decrease in our total assets. The following table summarizes noninterest expense for the years ended December 31, 2011 and 2010:

	December 31,		Increase (Decrease)
	2011	2010	Amount	%
	(dollars expressed in thousands)
Noninterest expense:
Salaries and employee benefits	$77,267	81,865	(4,598)	(5.6	) %
Occupancy, net of rental income	23,138	25,927	(2,789)	(10.8)
Furniture and equipment	11,485	13,359	(1,874)	(14.0)
Postage, printing and supplies	2,748	3,353	(605)	(18.0)
Information technology fees	25,804	27,745	(1,941)	(7.0)
Legal, examination and professional fees	12,191	13,805	(1,614)	(11.7)
Amortization of intangible assets	2,962	3,260	(298)	(9.1)
Advertising and business development	1,855	1,473	382	25.9
FDIC insurance	15,652	20,878	(5,226)	(25.0)
Write-downs and expenses on other real estate and repossessed assets	22,983	44,662	(21,679)	(48.5)
Other	29,974	57,654	(27,680)	(48.0)
Total noninterest expense	$226,059	293,981	(67,922)	(23.1)

Salaries and employee benefits expense decreased $4.6 million, or 5.6%, to $77.3 million for the year ended December 31, 2011, from $81.9 million in 2010. The overall decrease in salaries and employee benefits expense is reflective of the completion of certain staff reductions in 2010 and 2011. Our total full-time equivalent employees or FTEs, excluding discontinued operations, decreased to 1,171 at December 31, 2011, from 1,296 at December 31, 2010, representing a decrease of 9.6%. The overall reduction in salaries and employee benefits expense was partially offset by an increase in our 401(k) matching contribution, resulting from the reinstatement of our 401(k) matching contribution in the first quarter of 2011 following the elimination of our matching contribution in April 2009.

Occupancy, net of rental income, and furniture and equipment expense decreased $4.7 million, or 11.9%, to $34.6 million for the year ended December 31, 2011, from $39.3 million in 2010. The decrease reflects reduced furniture, fixture and technology equipment expenditures associated with prior expansion and branch renovation activities and certain branch closures completed in conjunction with profit improvement initiatives.

Postage, printing and supplies expense decreased $605,000, or 18.0%, to $2.7 million for the year ended December 31, 2011, from $3.4 million in 2010, primarily reflecting decreases in office supplies expenses as a result of profit improvement initiatives.

Information technology fees decreased $1.9 million, or 7.0%, to $25.8 million for the year ended December 31, 2011, from $27.7 million in 2010. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and negotiated fee reductions with First Services, L.P. As more fully described in Note 20 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, including Mr. Michael Dierberg, a director of the Company, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending, trust and small business lending divisions as well as our payroll processing department.

Legal, examination and professional fees decreased $1.6 million, or 11.7%, to $12.2 million for the year ended December 31, 2011, from $13.8 million in 2010. The decrease in legal, examination and professional fees reflects a decrease in legal expenses associated with loan collection activities, divestiture activities and litigation matters in comparison to the level of such expenses during 2010. We anticipate legal, examination and professional fees to remain at higher-than-historical levels during 2012, primarily as a result of high levels of legal and professional fees associated with ongoing collection efforts on commercial and consumer problem loans as well as ongoing matters associated with our Capital Plan, as further described under “Item 1 —Business – Recent Developments and Other Matters – Capital Plan.”

Amortization of intangible assets decreased $298,000, or 9.1%, to $3.0 million for the year ended December 31, 2011, from $3.3 million in 2010, reflecting a decrease in the amortization of core deposit intangibles associated with prior acquisitions. Our core deposit intangibles became fully amortized during 2011.

Advertising and business development expense increased $382,000, or 25.9%, to $1.9 million for the year ended December 31, 2011, from $1.5 million in 2010, reflecting increased advertising during 2011 as compared to 2010. We expect these expenses to increase over time as we further market our products and services throughout our geographic market areas.

FDIC insurance expense decreased $5.2 million, or 25.0%, to $15.7 million for the year ended December 31, 2011, from $20.9 million in 2010. Prior to April 1, 2011, the FDIC’s assessment base for the calculation of insurance premium assessments was an institution’s average deposits. The Dodd-Frank Act required the FDIC to establish rules setting insurance premium assessments based on an institution’s average consolidated assets minus its average tangible equity instead of its deposits. The change in the assessment base had the impact of reducing the level of our FDIC insurance expense beginning with the second quarter of 2011. The decrease in FDIC insurance expense is also reflective of our lower level of deposits and total assets during 2011 as compared to 2010.

Write-downs and expenses on other real estate and repossessed assets decreased $21.7 million, or 48.5%, to $23.0 million for the year ended December 31, 2011, from $44.7 million in 2010. Write-downs related to the revaluation of certain other real estate properties and repossessed assets were $16.9 million in 2011, as compared to $34.7 million in 2010. Other real estate and repossessed asset expenses, exclusive of write-downs, such as taxes, insurance, and repairs and maintenance, were $6.1 million in 2011 as compared to $10.0 million in 2010, reflecting a decrease in the balance of other real estate and repossessed assets and the sale of certain properties that required higher operating expenditures. The balance of our other real estate and repossessed assets decreased to $129.9 million at December 31, 2011, from $140.7 million at December 31, 2010. The overall higher-than-historical level of expenses on other real estate and repossessed assets is associated with ongoing foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties, as well as other property preservation related expenses. We expect the level of write-downs and expenses on our other real estate and repossessed assets to remain at elevated levels in the near term as a result of the high level of our other real estate and repossessed assets and the expected future transfer of certain of our nonaccrual loans into our other real estate portfolio.

Other expense decreased $27.7 million, or 48.0%, to $30.0 million for the year ended December 31, 2011, from $57.7 million in 2010. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, loan expenses, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes, travel, meals and entertainment, overdraft losses and other nonrecurring expenses. The decrease in the overall level of other expense during 2011, as compared to 2010, is reflective of the following:

➢	An operating loss of $13.6 million during 2010 resulting from suspected fraud involving a customer relationship;
➢	Prepayment penalties of $5.1 million associated with the prepayment of all of our outstanding FHLB advances during 2010;
➢	A fee of $5.5 million paid during 2010 associated with the early termination of our $120.0 million term repurchase agreement;
➢	Payments related to litigation matters of $3.5 million in 2010;
➢	The establishment of a specific reserve on an unfunded letter of credit of $2.4 million in the fourth quarter of 2010;
➢	A reduction in overdraft losses, net of recoveries, to $1.1 million in 2011 as compared to $1.6 million in 2010; and
➢	Profit improvement initiatives and management’s efforts to reduce overall expense levels; partially offset by
➢	Write-downs of bank-owned facilities to estimated fair value less costs to sell of $2.6 million associated with space consolidation initiatives completed during 2011; and
➢	An increase in expenses associated with CRA investments to $2.3 million in 2011 as compared to $1.5 million in 2010.

Comparison of 2010 and 2009. Noninterest expense decreased $51.4 million, or 14.9%, to $294.0 million for the year ended December 31, 2010, from $345.4 million in 2009. The decrease in our noninterest expense during 2010, as compared to 2009, was primarily attributable to a $75.0 million goodwill impairment charge in 2009, in addition to reductions in write-downs and expenses on other real estate and repossessed assets, salaries and employee benefits expense, postage, printing and supplies expense, information technology fees and advertising and business development expenses, partially offset by increased occupancy and furniture and equipment expenses, legal, examination and professional fees, FDIC insurance expense and other expense. The following table summarizes noninterest expense for the years ended December 31, 2010 and 2009:

	December 31,		Increase (Decrease)
	2010	2009	Amount	%
	(dollars expressed in thousands)
Noninterest expense:
Salaries and employee benefits	$81,865	84,496	(2,631)	(3.1	) %
Occupancy, net of rental income	25,927	24,521	1,406	5.7
Furniture and equipment	13,359	14,507	(1,148)	(7.9)
Postage, printing and supplies	3,353	4,225	(872)	(20.6)
Information technology fees	27,745	30,915	(3,170)	(10.3)
Legal, examination and professional fees	13,805	11,883	1,922	16.2
Goodwill impairment	—	75,000	(75,000)	(100.0)
Amortization of intangible assets	3,260	4,326	(1,066)	(24.6)
Advertising and business development	1,473	1,801	(328)	(18.2)
FDIC insurance	20,878	18,769	2,109	11.2
Write-downs and expenses on other real estate and repossessed assets	44,662	48,488	(3,826)	(7.9)
Other	57,654	26,433	31,221	118.1
Total noninterest expense	$293,981	345,364	(51,383)	(14.9)

Salaries and employee benefits expense decreased $2.6 million, or 3.1%, to $81.9 million for the year ended December 31, 2010, from $84.5 million in 2009. The overall decrease in salaries and employee benefits expense in 2010, as compared to 2009, is reflective of the completion of certain staff reductions in 2009 and 2010 intended to improve efficiency in conjunction with our restructuring to a smaller footprint, in addition to a decline in incentive compensation expense commensurate with our earnings performance. Our total FTEs, excluding discontinued operations, decreased to 1,296 at December 31, 2010, from 1,481 at December 31, 2009, representing a decrease of 12.5%. The decrease in salaries and employee benefits expense is also reflective of a decline in other benefits expenses, including our 401(k) matching contribution, which was eliminated in April 2009, and compensation expense associated with the performance of the underlying investments in our nonqualified deferred compensation program, partially offset by an increase in severance expense as a result of certain profit improvement initiatives.

Occupancy, net of rental income, and furniture and equipment expense was $39.3 million for the year ended December 31, 2010, in comparison to $39.0 million in 2009. The expense levels reflect occupancy expense associated with depreciation expense and standard rental increases pursuant to existing lease obligations at several of our branch and operations facilities, coupled with furniture, fixtures and technology equipment expenditures associated with prior expansion and branch renovation activities and certain branch closures in conjunction with profit improvement initiatives.

Postage, printing and supplies expense decreased $872,000, or 20.6%, to $3.4 million for the year ended December 31, 2010, from $4.2 million in 2009, primarily resulting from decreases in office supplies expenses as a result of profit improvement initiatives.

Information technology fees decreased $3.2 million, or 10.3%, to $27.7 million for the year ended December 31, 2010, from $30.9 million in 2009. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and negotiated fee reductions with First Services, L.P., as previously discussed.

Legal, examination and professional fees increased $1.9 million, or 16.2%, to $13.8 million for the year ended December 31, 2010, from $11.9 million in 2009. The increase in legal, examination and professional fees primarily reflects higher legal expenses associated with our divestiture activities, in addition to our collection and foreclosure efforts associated with the significant level of average nonperforming assets and ongoing litigation matters.

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

Amortization of intangible assets decreased $1.1 million, or 24.6%, to $3.3 million for the year ended December 31, 2010, from $4.3 million in 2009, reflecting a decrease in the amortization of core deposit intangibles associated with prior acquisitions.

Advertising and business development expense decreased $328,000, or 18.2%, to $1.5 million for the year ended December 31, 2010, from $1.8 million in 2009, reflecting the implementation of certain profit improvement initiatives and management’s efforts to reduce these expenditures.

FDIC insurance expense increased $2.1 million, or 11.2%, to $20.9 million for the year ended December 31, 2010, from $18.8 million in 2009. The increase in FDIC insurance expense was primarily attributable to the increase in premiums related to our increased risk assessment rating, partially offset by a special assessment of $4.8 million recorded in the second quarter of 2009 and paid on September 30, 2009 in conjunction with a special assessment of five basis points on each FDIC-insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009.

Write-downs and expenses on other real estate and repossessed assets decreased $3.8 million, or 7.9%, to $44.7 million for the year ended December 31, 2010, from $48.5 million in 2009, and included write-downs related to the revaluation of certain properties of $34.7 million in 2010 as compared to $37.4 million in 2009. Other real estate and repossessed asset expenses, exclusive of write-downs, such as taxes and repairs and maintenance, were $10.0 million in 2010 as compared to $11.1 million in 2009. The overall higher-than-historical level of expenses on other real estate and repossessed assets was primarily attributable to expenses associated with increased foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties, as well as other property preservation related expenses. The balance of our other real estate and repossessed assets increased to $140.7 million at December 31, 2010, from $126.9 million at December 31, 2009, primarily driven by foreclosures of real estate construction and development, commercial real estate and one-to-four-family residential real estate loans, partially offset by the sale of other real estate properties and write-downs of other real estate.

Other expense increased $31.2 million to $57.7 million for the year ended December 31, 2010, from $26.4 million in 2009. The increase in other expense during 2010, as compared to 2009, reflects the following:

➢	An operating loss of $13.6 million during 2010 resulting from suspected fraud involving a customer relationship;
➢	Prepayment penalties of $5.1 million associated with the prepayment of all of our outstanding FHLB advances during 2010;
➢	A fee of $5.5 million paid during 2010 associated with the early termination of our $120.0 million term repurchase agreement;
➢	Payments related to litigation matters of $3.5 million in 2010; and
➢	The establishment of a specific reserve on an unfunded letter of credit of $2.4 million in the fourth quarter of 2010; partially offset by
➢	A decrease in loan expenses associated with collection matters to $5.2 million in 2010 as compared to $5.3 million in 2009;
➢	A decrease in overdraft losses, net of recoveries, to $1.6 million in 2010 as compared to $1.8 million in 2009; and
➢	Profit improvement initiatives and management’s efforts to reduce overall expense levels.

(Benefit) Provision for Income Taxes.

Comparison of 2011 and 2010. We recorded a benefit for income taxes of $10.7 million for the year ended December 31, 2011, compared to a provision for income taxes of $4.1 million for the year ended December 31, 2010. The (benefit) provision for income taxes during 2011 and 2010 reflects the establishment of a full deferred tax asset valuation allowance during 2008 and the resulting inability to record tax benefits on our net loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not presently “more likely than not,” as further described in Note 17 to our consolidated financial statements. The deferred tax asset valuation allowance was primarily established as a result of our three-year cumulative operating loss for the years ended December 31, 2008, 2007 and 2006, after considering all available objective evidence and potential tax planning strategies related to the amount of the deferred tax assets that are “more likely than not” to be realized.

The benefit for income taxes during 2011 also reflects the recognition of an intraperiod tax allocation between other comprehensive income and loss from continuing operations, resulting in a benefit for income taxes of $11.6 million during the third quarter of 2011 and a provision for income taxes of $1.1 million during the fourth quarter of 2011. This intraperiod tax allocation was primarily driven by market appreciation in our investment securities portfolio during the third quarter of 2011 and a subsequent decline in the fair value of our investment securities portfolio during the fourth quarter of 2011.

The provision for income taxes for 2010 also reflects a provision for income taxes of $6.8 million related to the establishment of a deferred tax asset valuation allowance regarding the unrealized gain on certain interest rate swap agreements that were designated as cash flow hedges on certain of our loans. These interest rate swap agreements were terminated in December 2008, and as a result, the unrealized gain at the date of termination of $20.8 million was being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates through September 2010. During the third quarter of 2010, we recorded a provision for income taxes of $6.8 million related to the expiration of the amortization period of the unrealized gain on the interest rate swap agreements with a corresponding increase to accumulated other comprehensive income. The provision for income taxes also reflects a $2.1 million benefit related to the expiration of the statute of limitations and the related reversal of certain reserves on a number of uncertain tax positions, and expense of $240,000 related to the termination of our remaining BOLI policies.

The level of our (benefit) provision for income taxes and the deferred tax asset valuation allowance are more fully described in Note 17 to our consolidated financial statements.

Comparison of 2010 and 2009. We recorded a provision for income taxes of $4.1 million for the year ended December 31, 2010, compared to $2.4 million for the year ended December 31, 2009. The provision for income taxes during 2010 and 2009 reflects the establishment of the full deferred tax asset valuation allowance during 2008, as previously discussed above. The provision for income taxes for 2010 also reflects the provision for income taxes of $6.8 million related to the establishment of a deferred tax asset valuation allowance regarding the unrealized gain on certain interest rate swap agreements that were designated as cash flow hedges on certain of our loans, a $2.1 million benefit related to the expiration of the statute of limitations and the related reversal of certain reserves on a number of uncertain tax positions, and expense of $240,000 related to the termination of our remaining BOLI policies, as previously discussed above.

Loss from Discontinued Operations, Net of Tax

We recorded a loss from discontinued operations, net of tax, of $11.6 million for the year ended December 31, 2011, compared to a loss from discontinued operations, net of tax, of $3.2 million in 2010 and a loss from discontinued operations, net of tax, of $72.3 million in 2009. The losses from discontinued operations, net of tax, for 2011, 2010 and 2009 is reflective of the following:

➢	A gain of $425,000 during the second quarter of 2011 associated with the sale of our remaining Northern Illinois Region on May 13, 2011 after the write-off of goodwill and intangible assets allocated to the Northern Illinois Region of $1.6 million;
➢	A gain of $6.4 million during the third quarter of 2010 associated with the sale of a portion of our Northern Illinois Region during September 2010 after the write-off of goodwill and intangible assets allocated to the Northern Illinois Region of $9.7 million;
➢	A gain of $5.0 million during the second quarter of 2010 associated with the sale of our Texas Region on April 30, 2010 after the write-off of goodwill and intangible assets allocated to the Texas Region of $20.0 million;
➢	A loss of $156,000 during the second quarter of 2010 associated with the sale of MVP on April 15, 2010;
➢	A gain of $8.4 million during the first quarter of 2010 associated with the sale of our Chicago Region on February 19, 2010 after the write-off of goodwill and intangible assets allocated to the Chicago Region of $26.3 million;
➢	A loss of $13.1 million during the fourth quarter of 2009 associated with the sale of assets of WIUS on December 31, 2009;
➢	A gain of $120,000 during 2009 associated with the sale of ANB on September 30, 2009 after the write-off of goodwill and intangible assets allocated to ANB of $13.0 million; and
➢	Other income (loss) from all discontinued operations during the respective periods, as further described in Note 2 to our consolidated financial statements.

See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

Net Loss Attributable to Noncontrolling Interest in Subsidiaries

Net losses attributable to noncontrolling interest in subsidiaries were $3.0 million for the year ended December 31, 2011, compared to $6.5 million in 2010, and were comprised of the noncontrolling interest in the net losses of FB Holdings. The decrease is primarily reflective of lower collection and other real estate related expenses primarily resulting from lower balances of nonaccrual loans and other real estate in FB Holdings during 2011 as compared to 2010.

Net losses attributable to noncontrolling interest in subsidiaries were $6.5 million for the year ended December 31, 2010, compared to $21.3 million in 2009, and were comprised of the noncontrolling interest in the net losses in FB Holdings and SBLS LLC. The noncontrolling interest in the net losses in FB Holdings was $6.5 million for the year ended December 31, 2010, compared to $20.9 million in 2009. The decrease is primarily reflective of lower collection and other real estate related expenses primarily resulting from lower balances of nonaccrual loans and other real estate in FB Holdings during 2010 as compared to 2009. The noncontrolling interest in the net losses in SBLS LLC was $448,000 for the year ended December 31, 2009.

Noncontrolling interest in our subsidiaries is more fully described in Note 1 and Note 20 to our consolidated financial statements.

Financial Condition

Total assets decreased $769.2 million to $6.61 billion at December 31, 2011, from $7.38 billion at December 31, 2010. The decrease in our total assets was attributable to decreases in our short-term investments, loans, FRB and FHLB stock, bank premises and equipment, goodwill and other intangible assets, other real estate and repossessed assets, other assets, and assets held for sale and assets of discontinued operations; partially offset by an increase in our investment securities portfolio.

Cash and cash equivalents, which are comprised of cash and short-term investments, decreased $523.7 million to $472.0 million at December 31, 2011, compared to $995.8 million at December 31, 2010. The majority of funds in our short-term investments at December 31, 2011 and 2010 were maintained in our correspondent bank account with the FRB, as further discussed under “—Liquidity Management.” The decrease in our cash and cash equivalents was primarily attributable to the following:

➢	The sale of our San Jose Branch on February 11, 2011, resulting in a cash outflow of $7.8 million;
➢	The sale of our Edwardsville, Illinois Branch on April 29, 2011, resulting in a cash outflow of $8.3 million;
➢	The sale of our remaining Northern Illinois branches on May 13, 2011, resulting in a cash outflow of $50.8 million;
➢	A net increase in our investment securities portfolio of $957.5 million, excluding the fair value adjustment on available-for-sale investment securities; and
➢	A decrease in our deposit balances of approximately $667.2 million, excluding the impact of the divestitures of the San Jose, Edwardsville and three Northern Illinois Branches.

These decreases in cash and cash equivalents were partially offset by:

➢	A decrease in loans of $985.0 million, exclusive of loan charge-offs and transfers to other real estate and repossessed assets;
➢	Recoveries of loans previously charged off of $22.3 million;
➢	Sales of other real estate and repossessed assets resulting in the receipt of cash proceeds from these sales of approximately $65.3 million;
➢	A net increase in our other borrowings of $19.1 million, consisting of changes in our daily repurchase agreements utilized by customers as an alternative deposit product; and
➢	The net redemption of $3.0 million of FRB and FHLB stock associated with the reduction in our total assets during 2011.

Investment securities increased $987.0 million to $2.48 billion at December 31, 2011, from $1.49 billion at December 31, 2010. The increase in our investment securities during 2011 reflects the utilization of excess cash and cash equivalents to fund gradual and planned increases in our investment securities portfolio in a continued effort to maximize our net interest income and net interest margin while maintaining appropriate liquidity levels, in addition to an increase in the fair value adjustment of our available-for-sale investment securities of $29.6 million during 2011 primarily resulting from a decrease in market interest rates.

Loans, net of net deferred loan fees, decreased $1.21 billion to $3.28 billion at December 31, 2011, from $4.49 billion at December 31, 2010. The decrease reflects loan charge-offs of $154.6 million, transfers of loans to other real estate and repossessed assets of $69.9 million and $983.8 million of other net loan activity, including significant principal repayments and overall continual reduced loan demand within our markets, as further discussed under “—Loans and Allowance for Loan Losses.”

FRB and FHLB stock decreased $3.0 million to $27.1 million at December 31, 2011, from $30.1 million at December 31, 2010, reflecting net redemptions of FRB and FHLB stock associated with the reduction in our total assets during 2011.

Bank premises and equipment, net of depreciation and amortization, decreased $33.5 million to $127.9 million at December 31, 2011, from $161.4 million at December 31, 2010. The decrease is primarily attributable to the reclassification of $14.5 million of bank premises and equipment associated with our Florida Region to assets of discontinued operations, depreciation and amortization of $13.1 million, transfers of certain properties associated with our Texas and Chicago regions with a carrying value of $6.5 million to other real estate and repossessed assets and write-downs of certain bank-owned facilities of $2.6 million, partially offset by net purchases of premises and equipment.

Goodwill and other intangible assets decreased $7.1 million to $122.0 million at December 31, 2011, from $129.1 million at December 31, 2010. The decrease is primarily attributable to the allocation of $4.0 million of goodwill associated with our Florida Region to assets of discontinued operations at December 31, 2011 and amortization of $3.0 million during 2011.

Other real estate and repossessed assets decreased $10.8 million to $129.9 million at December 31, 2011, from $140.7 million at December 31, 2010. The decrease in other real estate and repossessed assets was primarily attributable to the sale of other real estate properties and repossessed assets with a carrying value of $66.6 million at a net loss of $1.3 million, and write-downs of other real estate properties and repossessed assets of $16.9 million primarily attributable to declining real estate values on certain properties. These decreases were partially offset by transfers of certain properties associated with our Texas and Chicago Regions with a carrying value of $6.5 million from bank premises and equipment to other real estate and repossessed assets, and foreclosures and additions to other real estate and repossessed assets aggregating $69.9 million, as further discussed under “—Loans and Allowance for Loan Losses.”

Other assets decreased $9.4 million to $62.3 million at December 31, 2011, from $71.7 million at December 31, 2010, and primarily reflects reductions in accrued interest receivable, servicing rights, derivative financial instruments and miscellaneous other receivables.

Assets and liabilities held for sale at December 31, 2011 reflect the completion of the sales of our San Jose Branch on February 11, 2011 and our Edwardsville Branch on April 29, 2011. See Note 2 to our consolidated financial statements for further discussion of assets held for sale.

Assets and liabilities of discontinued operations were $21.0 million and $346.3 million, respectively, at December 31, 2011 and represent the assets and liabilities of our Florida Region expected to be sold during the second or third quarter of 2012. Assets and liabilities of discontinued operations were $43.5 million and $94.2 million, respectively, at December 31, 2010 and represent the assets and liabilities associated with three branches in our Northern Illinois Region sold on May 13, 2011. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

Deposits decreased $1.01 billion to $5.45 billion at December 31, 2011, from $6.46 billion at December 31, 2010. The decrease reflects the reclassification of $345.9 million of deposits associated with our Florida Region to liabilities of discontinued operations at December 31, 2011, as further discussed in Note 2 to our consolidated financial statements. Exclusive of this transaction, total deposits decreased $660.7 million, which was primarily attributable to anticipated reductions of higher rate certificates of deposit and money market deposits. Time deposits and savings and money market deposits decreased $560.7 million and $154.9 million, respectively, reflecting our efforts to exit unprofitable relationships to reduce overall deposit costs and improve First Bank’s leverage ratio. These decreases were partially offset by an increase in demand deposits of $54.9 million, reflecting organic growth through our deposit development programs.

Other borrowings, which are comprised of daily securities sold under agreements to repurchase (in connection with cash management activities of our commercial deposit customers), increased $19.1 million to $50.9 million at December 31, 2011, from $31.8 million at December 31, 2010, reflecting changes in customer balances associated with this product segment.

Accrued expenses and other liabilities increased $32.0 million to $115.9 million at December 31, 2011, from $83.9 million at December 31, 2010. The increase was primarily attributable to an increase in dividends payable on our Class C Preferred Stock and Class D Preferred Stock of $17.9 million to $43.0 million at December 31, 2011 and an increase in accrued interest payable on our junior subordinated debentures of $13.5 million to $33.1 million at December 31, 2011, as further discussed in Notes 12 and 18 to our consolidated financial statements.

Stockholders’ equity, including noncontrolling interest in subsidiary, was $263.7 million and $307.3 million at December 31, 2011 and 2010, respectively, reflecting a decrease of $43.6 million. The decrease during 2011 reflects a net loss, including discontinued operations, of $41.2 million, dividends declared of $17.9 million on our Class C Preferred Stock and Class D Preferred Stock and a decrease in noncontrolling interest in subsidiary of $3.0 million associated with net losses in FB Holdings, partially offset by a net increase in accumulated other comprehensive income of $18.4 million primarily associated with an increase in unrealized gains on available-for-sale investment securities resulting from the decrease in market interest rates experienced during 2011.

Investment Securities

We classify the securities within our investment portfolio as available for sale or held to maturity. Our investment securities portfolio consists primarily of securities designated as available for sale.

Our investment securities increased $987.0 million to $2.48 billion at December 31, 2011, from $1.49 billion at December 31, 2010. The increase in our investment securities portfolio in 2011 was primarily attributable to the utilization of a portion of our cash and cash equivalents to fund gradual and planned increases in our investment securities portfolio in a continued effort to maximize our net interest income and net interest margin while maintaining appropriate liquidity levels and appropriate diversification within our investment securities portfolio, in addition to an increase in the fair value adjustment of our available-for-sale investment securities during 2011 resulting from a decrease in market interest rates. Funds available from cash and cash equivalents and reductions in our loan portfolio, in addition to the reinvestment of funds available from maturities and/or calls of investment securities of $342.8 million and sales of available-for-sale investment securities of $283.7 million, were utilized to purchase investment securities of $1.59 billion during 2011. Purchases of investment securities during 2011 included $193.0 million of corporate securities, primarily representing large financial institutions.

Our investment securities increased $952.8 million to $1.49 billion at December 31, 2010, from $541.6 million at December 31, 2009. The increase in our investment securities portfolio in 2010 was primarily attributable to the utilization of a portion of our cash and cash equivalents to fund gradual and planned increases in our investment securities portfolio in an effort to maintain appropriate liquidity levels while maximizing our net interest income and net interest margin. Funds available from cash and cash equivalents, in addition to the reinvestment of funds available from maturities and/or calls of investment securities of $192.3 million and sales of available-for-sale investment securities of $249.2 million, were utilized to purchase investment securities of $1.42 billion during 2010.

Additional information regarding our investment securities portfolio is more fully described in Note 3 to our consolidated financial statements.

Loans and Allowance for Loan Losses

Loan Portfolio Composition. Loans, net of net deferred loan fees, represented 49.7% of our assets as of December 31, 2011, compared to 60.9% of our assets at December 31, 2010. Loans, net of net deferred loan fees, decreased $1.21 billion to $3.28 billion at December 31, 2011 from $4.49 billion at December 31, 2010. The following table summarizes the composition of our loan portfolio by portfolio segment and the percent of each portfolio segment to the total portfolio as of the dates presented:

	December 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars expressed in thousands)
Commercial, financial and
agricultural	$725,130	22.3%	$1,045,832	23.5%	$1,692,922	25.8%	$2,575,505	30.1%	$2,382,067	27.0%
Real estate construction and
development	249,987	7.7	490,766	11.1	1,052,922	16.0	1,572,212	18.4	2,141,234	24.3
Real estate mortgage:
One-to-four-family
residential loans	902,438	27.7	1,050,895	23.7	1,279,166	19.5	1,553,366	18.1	1,602,575	18.2
Multi-family residential
loans	127,356	3.9	178,289	4.0	223,044	3.4	220,404	2.6	177,246	2.0
Commercial real estate
loans	1,225,538	37.7	1,642,920	37.0	2,269,372	34.6	2,562,598	30.0	2,431,464	27.5
Consumer and installment	23,333	0.7	33,623	0.8	56,029	0.8	77,877	0.9	97,117	1.1
Net deferred loan fees	(942)	—	(4,511)	(0.1)	(7,846)	(0.1)	(7,707)	(0.1)	(11,598)	(0.1)
Total loans, excluding
loans held for
sale	3,252,840	100.0%	4,437,814	100.0%	6,565,609	100.0%	8,554,255	100.0%	8,820,105	100.0%
Loans held for sale	31,111		54,470		42,684		38,720		66,079
Total loans	$3,283,951		$4,492,284		$6,608,293		$8,592,975		$8,886,184

The following table summarizes the composition of our loan portfolio by geographic region and/or business segment at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(dollars expressed in thousands)
Mortgage Division	$404,761	466,735
Florida	85,305	114,061
Northern California	497,434	633,867
Southern California	998,976	1,268,960
Chicago	190,610	244,277
Missouri	613,417	879,200
Texas	99,873	292,609
First Bank Business Capital, Inc.	19,496	56,212
Northern and Southern Illinois	278,541	350,208
Other	95,538	186,155
Total	$3,283,951	4,492,284

We attribute the net decrease in our loan portfolio in 2011 primarily to:

➢	A decrease of $320.7 million, or 30.7%, in our commercial, financial and agricultural portfolio, reflecting gross loan charge-offs of $46.3 million and portfolio runoff associated with a decline in internal production, low loan demand within our markets and our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment;

➢	A decrease of $240.8 million, or 49.1%, in our real estate construction and development portfolio, primarily attributable to gross loan charge-offs of $35.5 million, transfers to other real estate and repossessed assets of $28.2 million and other loan activity reflective of our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment, including the sale of a $43.7 million special mention loan in our Texas region during the second quarter of 2011. The following table summarizes the composition of our real estate construction and development portfolio by region as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(dollars expressed in thousands)
Northern California	$51,968	64,647
Southern California	99,517	157,306
Chicago	30,105	44,166
Missouri	18,096	62,012
Texas	24,850	128,794
Florida	1,398	3,799
Northern and Southern Illinois	17,210	28,721
Other	6,843	1,321
Total	$249,987	490,766

We have experienced significant asset quality deterioration within all geographic areas of our real estate construction and development portfolio. As a result of this asset quality deterioration, we focused on reducing our exposure to this portfolio segment and decreased the portfolio balance by $1.89 billion, or 88.3%, from $2.14 billion at December 31, 2007 to $250.0 million at December 31, 2011. Of the remaining portfolio balance of $250.0 million, $71.2 million, or 28.5%, of these loans were on nonaccrual status as of December 31, 2011 and $97.2 million, or 38.9%, of these loans were considered potential problem loans, as further discussed below;

➢	A decrease of $148.5 million, or 14.1%, in our one-to-four-family residential real estate loan portfolio primarily attributable to gross loan charge-offs of $31.4 million, transfers to other real estate of $14.4 million and principal payments. The following table summarizes the composition of our one-to-four-family residential real estate loan portfolio as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(dollars expressed in thousands)
One-to-four-family residential real estate:
Bank portfolio	$165,578	239,363
Mortgage Division portfolio, excluding Florida	269,097	286,584
Florida Mortgage Division portfolio	97,818	125,369
Home equity portfolio	369,945	399,579
Total	$902,438	1,050,895

Our Bank portfolio consists of mortgage loans originated to customers from our retail branch banking network. As of December 31, 2011, approximately $14.7 million, or 8.9%, of this portfolio is on nonaccrual status. The decrease in this portfolio of $73.8 million, or 30.8%, during 2011 is primarily attributable to principal payments, including the payoff of a single $10.0 million loan relationship during the first quarter of 2011, primarily resulting from an increasing volume of loan refinancings and the mortgage interest rate environment.

Our Mortgage Division portfolio, excluding Florida, consists of both prime mortgage loans and Alt A and sub-prime mortgage loans that were originated prior to our discontinuation of these loan products in 2007. The decrease in this portfolio of $17.5 million, or 6.1%, during 2011 is primarily attributable to principal payments, gross charge-offs of $12.4 million and transfers to other real estate; partially offset by the addition of approximately $17.6 million of new loan production into this portfolio, consisting of jumbo adjustable rate and 10 and 15-year fixed rate mortgages. As of December 31, 2011, approximately $90.2 million, or 33.5%, of this portfolio is considered impaired, consisting of nonaccrual loans of $13.9 million and performing troubled debt restructurings, or performing TDRs, of $76.3 million, including those loans modified in the Home Affordable Modification Program, or HAMP, of $68.7 million.

Our Florida Mortgage Division portfolio, the majority of which was acquired in November 2007 through our acquisition of Coast Bank, consists primarily of prime and Alt A mortgage loans. The decrease in this portfolio of $27.6 million, or 22.0%, is primarily attributable to principal payments, gross charge-offs of $6.7 million and transfers to other real estate. As of December 31, 2011, approximately $9.2 million, or 9.4%, of this portfolio is considered impaired, consisting of performing TDRs of $6.3 million, including loans modified in HAMP of $4.3 million, and nonaccrual loans of $2.9 million. Our Mortgage Division portfolio, excluding Florida, and our Florida Mortgage Division portfolio are collectively defined as our Mortgage Division portfolio unless otherwise noted.

Our home equity portfolio consists of loans originated to customers from our retail branch banking network. As of December 31, 2011, approximately $6.9 million, or 1.9%, of this portfolio is on nonaccrual status. The decrease in this portfolio of $29.6 million, or 7.4%, during 2011 is primarily attributable to gross loan charge-offs of $7.7 million, in addition to principal payments and ordinary and seasonal fluctuations experienced within this loan product type;

➢	A decrease of $50.9 million, or 28.6%, in our multi-family residential real estate portfolio primarily attributable to gross loan charge-offs of $3.1 million, portfolio runoff associated with a decline in internal production, reduced loan demand within our markets as well as our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment;

➢	A decrease of $417.4 million, or 25.4%, in our commercial real estate portfolio primarily attributable to gross loan charge-offs of $38.0 million, transfers to other real estate of $24.1 million and our efforts to reduce our exposure to commercial real estate in the current economic environment. The following table summarizes the composition of our commercial real estate portfolio by loan type as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(dollars expressed in thousands)
Farmland	$19,322	36,735
Owner occupied	686,081	798,842
Non-owner occupied	520,135	807,343
Total	$1,225,538	1,642,920

Within our commercial real estate portfolio, we have experienced the most distress in our non-owner occupied portfolio, which constitutes approximately 42.4% of our commercial real estate portfolio at December 31, 2011. As of December 31, 2011, $44.8 million, or 8.6%, of our non-owner occupied segment is considered impaired, consisting of performing TDRs of $21.7 million and nonaccrual loans of $23.1 million. The following table summarizes the composition of our non-owner occupied loan portfolio by region as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(dollars expressed in thousands)
Northern California	$146,808	208,127
Southern California	213,394	305,287
Chicago	19,918	27,907
Missouri	77,449	149,106
Texas	27,639	61,258
Florida	10,233	13,338
Northern and Southern Illinois	22,803	24,990
Other	1,891	17,330
Total	$520,135	807,343

The decrease in non-owner occupied loans in our Southern California region of $91.9 million includes the payoff of a single credit relationship in the amount of $29.0 million in the second quarter of 2011;

➢	A decrease of $10.3 million, or 30.6%, in our consumer and installment portfolio, reflecting gross loan charge-offs of $457,000 and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets; and

➢	A decrease of $23.4 million, or 42.9%, in our loans held for sale portfolio primarily resulting from a decrease in origination volumes and subsequent sales into the secondary mortgage market.

These decreases were partially offset by:

➢	A decrease of $3.6 million, or 79.1%, in our net deferred loan fees, primarily attributable to an unearned discount of $6.8 million associated with the sale of the $43.7 million real estate construction and development loan in our Texas region as discussed above.

We attribute the net decrease in our loan portfolio in 2010 primarily to:

➢	A decrease of $647.1 million, or 38.2%, in our commercial, financial and agricultural portfolio, reflecting gross loan charge-offs of $52.1 million, the sale and reclassification, to assets of discontinued operations, of $18.1 million and $6.9 million, respectively, of such loans in our Northern Illinois Region, and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets;

➢	A decrease of $562.2 million, or 53.4%, in our real estate construction and development portfolio, primarily attributable to gross loan charge-offs of $143.4 million, transfers to other real estate of $112.5 million and other loan activity. The following table summarizes the composition of our real estate construction and development portfolio by region as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(dollars expressed in thousands)
Northern California	$64,647	100,543
Southern California	157,306	435,051
Chicago	44,166	115,141
Missouri	62,012	152,736
Texas	128,794	185,084
Florida	3,799	12,792
Northern and Southern Illinois	28,721	50,713
Other	1,321	862
Total	$490,766	1,052,922

As a result of significant asset quality deterioration within all geographic areas of our real estate construction and development portfolio, we focused on reducing our exposure to this portfolio segment and decreased the portfolio balance by $1.65 billion, or 77.1%, from $2.14 billion at December 31, 2007 to $490.8 million at December 31, 2010. Of the remaining portfolio balance of $490.8 million, $134.2 million, or 27.4%, of these loans were on nonaccrual status as of December 31, 2010 and $128.2 million, or 26.1%, of these loans were considered potential problem loans, as further discussed below;

➢	A decrease of $228.3 million, or 17.8%, in our one-to-four-family residential real estate loan portfolio primarily attributable to gross loan charge-offs of $62.2 million, transfers to other real estate and repossessed assets of $22.3 million, the sale and reclassification, to assets of discontinued operations, of $18.1 million and $14.0 million, respectively, of such loans in our Northern Illinois Region, and principal payments. The following table summarizes the composition of our one-to-four-family residential real estate loan portfolio as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(dollars expressed in thousands)
One-to-four-family residential real estate:
Bank portfolio	$239,363	332,653
Mortgage Division portfolio, excluding Florida	286,584	340,201
Florida Mortgage Division portfolio	125,369	179,985
Home equity portfolio	399,579	426,327
Total	$1,050,895	1,279,166

As of December 31, 2010, approximately $14.5 million, or 6.0%, of our Bank portfolio was on nonaccrual status. The decrease in this portfolio of $93.3 million, or 28.0%, during 2010 is primarily attributable to prepayments associated with the mortgage refinance environment throughout 2010 and the sale and reclassification, to assets of discontinued operations, of $10.7 million and $12.1 million, respectively, of such loans in our Northern Illinois Region.

Our Mortgage Division portfolio, excluding Florida, decreased $207.6 million, or 42.0%, from $494.2 million at December 31, 2007. We continued to experience significant distress within this portfolio of loans and recorded net loan charge-offs of $15.1 million on this portfolio during 2010. As of December 31, 2010, approximately $102.9 million, or 35.9%, of this portfolio was considered impaired, consisting of nonaccrual loans of $24.0 million and performing TDRs of $78.9 million, including those loans modified in HAMP of $59.7 million.

Our Florida Mortgage Division portfolio decreased $134.7 million, or 51.8%, from $260.1 million at December 31, 2007. We recorded net loan charge-offs of $27.8 million on this portfolio in 2010. As of December 31, 2010, approximately $21.9 million, or 17.4%, of this portfolio was considered impaired, consisting of nonaccrual loans of $9.4 million and performing TDRs of $12.5 million, including those loans modified in HAMP of $3.7 million.

Our home equity portfolio decreased $26.7 million, or 6.3%, during 2010, primarily attributable to gross loan charge-offs of $9.4 million and the sale and reclassification, to assets of discontinued operations of $7.4 million and $1.8 million, respectively, of such loans in our Northern Illinois Region, in addition to overall ordinary and seasonal fluctuations experienced within this loan product type. As of December 31, 2010, approximately $7.1 million, or 1.8%, of this portfolio was on nonaccrual status;

➢	A decrease of $44.8 million, or 20.1%, in our multi-family residential real estate portfolio primarily attributable to gross loan charge-offs of $9.3 million, the sale of $8.3 million of such loans in our Northern Illinois Region and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets;

➢	A decrease of $626.5 million, or 27.6%, in our commercial real estate portfolio primarily attributable to gross loan charge-offs of $63.3 million, transfers to other real estate of $24.9 million, the sale and reclassification, to assets of discontinued operations, of $83.5 million and $17.3 million, respectively, of such loans in our Northern Illinois Region, and our efforts to reduce our exposure to commercial real estate in the current economic environment. The following table summarizes the composition of our commercial real estate portfolio by loan type as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(dollars expressed in thousands)
Farmland	$36,735	77,624
Owner occupied	798,842	1,104,225
Non-owner occupied	807,343	1,087,523
Total	$1,642,920	2,269,372

As of December 31, 2010, approximately $97.9 million, or 12.1%, of our non-owner occupied portfolio was considered impaired, consisting of performing TDRs of $17.3 million and nonaccrual loans of $80.6 million.

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

Our Southern California region accounted for $43.8 million, or 54.3%, of the total nonaccrual loans in this portfolio segment at December 31, 2010, and included a single credit relationship in the amount of $31.1 million. We recorded a loan charge-off of $7.3 million on this credit relationship in the fourth quarter of 2010; and

➢	A decrease of $22.4 million, or 40.0%, in our consumer and installment portfolio, reflecting the sale and reclassification, to assets of discontinued operations, of $1.5 million and $2.0 million, respectively, of such loans in our Northern Illinois Region, gross loan charge-offs of $1.0 million and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets.

These decreases were partially offset by:

➢	A decrease of $3.3 million, or 42.5%, in net deferred loan fees; and

➢	An increase of $11.8 million, or 27.6%, in our loans held for sale portfolio primarily resulting from the timing of loan originations and subsequent sales in the secondary mortgage and small business markets.

Loans at December 31, 2011 mature as follows:

		Over One Year Through
		Five Years		Over Five Years
	One Year	Fixed	Floating	Fixed	Floating
	or Less	Rate	Rate	Rate	Rate	Total
	(dollars expressed in thousands)
Commercial, financial and agricultural	$388,003	90,819	139,695	37,538	69,075	725,130
Real estate construction and development	195,150	34,406	13,266	117	7,048	249,987
Real estate mortgage:
One-to-four-family residential loans	16,669	46,073	38,574	175,265	625,857	902,438
Multi-family residential loans	64,852	20,926	9,835	24,960	6,783	127,356
Commercial real estate loans	351,172	408,176	224,189	107,697	134,304	1,225,538
Consumer and installment and net deferred loan fees	7,229	12,699	2,251	111	101	22,391
Loans held for sale	31,111	—	—	—	—	31,111
Total loans	$1,054,186	613,099	427,810	345,688	843,168	3,283,951

The following table summarizes the components of changes in our loan portfolio, net of net deferred loan fees, for the five years ended December 31, 2011:

	Increase (Decrease) For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars expressed in thousands)
Internal loan volume (decrease) increase	$(868,141)	(1,339,445)	(749,712)	184,743	776,886
Loans provided by acquisitions	—	—	—	—	693,495
Loans and leases sold (1)	(115,296)	(245,420)	(308,034)	(37,643)	(72,166)
Loans transferred to assets held for sale	—	(794)	(14,382)	—	—
Loans transferred to discontinued operations (2)	(328)	(40,265)	(416,245)	—	—
Loans charged-off	(154,627)	(331,196)	(352,723)	(331,021)	(65,494)
Loans transferred to other real estate and repossessed assets	(69,941)	(158,889)	(143,586)	(109,288)	(16,269)
Securitization of loans	—	—	—	—	(102,036)
Total (decrease) increase	$(1,208,333)	(2,116,009)	(1,984,682)	(293,209)	1,214,416
____________________

(1)	Loans and leases sold for 2011 include loans associated with the sale of the remaining portion of our Northern Illinois Region of $37.5 million, loans associated with our Edwardsville Branch of $667,000 and other commercial loan sales of $77.1 million. Loans and leases sold for 2010 include loans associated with the partial sale of our Northern Illinois Region of $137.4 million and other commercial loan sales of $108.0 million. Loans and leases sold for 2009 include loans associated with WIUS, our asset based lending subsidiary and restaurant franchise loans of $141.3 million, $101.5 million and $64.4 million, respectively, in addition to loans associated with our Springfield Branch of $887,000. See Note 2 to our consolidated financial statements for further discussion of discontinued operations and other branch sales.
(2)	Loans transferred to discontinued operations for 2011 include loans associated with our Florida Region of $328,000. Loans transferred to discontinued operations for 2010 include loans associated with our Northern Illinois Region of $40.3 million. Loans transferred to discontinued operations for 2009 include loans associated with our Chicago Region, Texas Region and WIUS of $311.3 million, $103.4 million and $1.5 million, respectively. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, other real estate and repossessed assets. The following table presents the categories of nonperforming assets and certain ratios as of the dates presented:

	December 31,
	2011	2010	2009	2008	2007
	(dollars expressed in thousands)
Nonperforming Assets: (1)
Nonaccrual loans:
Commercial, financial and agricultural	$55,340	67,365	41,408	40,647	5,916
Real estate construction and development	71,244	134,244	407,077	270,444	151,812
One-to-four-family residential real estate:
Bank portfolio	14,690	14,479	13,500	10,996	3,308
Mortgage Division portfolio	16,778	33,386	94,433	69,122	27,727
Home equity portfolio	6,940	7,122	4,303	3,022	1,896
Multi-family residential	7,975	12,960	14,734	545	—
Commercial real estate	47,262	129,187	115,312	23,009	11,294
Consumer and installment	22	165	337	—	263
Total nonaccrual loans	220,251	398,908	691,104	417,785	202,216
Other real estate and repossessed assets	129,896	140,665	126,911	92,218	11,297
Total nonperforming assets	$350,147	539,573	818,015	510,003	213,513

Loans, net of net deferred loan fees	$3,283,951	4,492,284	6,608,293	8,592,975	8,886,184

Performing troubled debt restructurings	$126,442	112,903	54,336	24,641	7

Loans past due 90 days or more and still accruing	$2,744	5,523	3,807	7,094	26,753

Ratio of:
Allowance for loan losses to loans	4.19%	4.48%	4.03%	2.56%	1.89%
Nonaccrual loans to loans	6.71	8.88	10.46	4.86	2.28
Allowance for loan losses to nonaccrual loans	62.52	50.40	38.55	52.71	83.27
Nonperforming assets to loans, other real estate and
repossessed assets	10.26	11.65	12.15	5.87	2.40
____________________

(1)	During the first quarter of 2010, the Company modified its definition of nonperforming assets to exclude performing TDRs because these loans were performing in accordance with the current or modified terms. Prior periods have been adjusted for this reclassification.

Our nonperforming assets, consisting of nonaccrual loans, other real estate and repossessed assets, were $350.1 million, $539.6 million and $818.0 million at December 31, 2011, 2010 and 2009, respectively. Our nonperforming assets at December 31, 2011 included $11.2 million, comprised of $5.5 million of nonaccrual loans and $5.7 million of other real estate, held by FB Holdings, a subsidiary of First Bank which is 46.77% owned by FCA, an entity owned by our Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, a director of the Company.

We attribute the $178.7 million, or 44.8%, net decrease in our nonaccrual loans during the year ended December 31, 2011 to the following:

➢	A decrease in nonaccrual loans of $12.0 million, or 17.9%, in our commercial, financial and agricultural portfolio, primarily driven by gross loan charge-offs of $46.3 million and payments received, partially offset by additions to nonaccrual loans during the year. Additions to nonaccrual status during the year ended December 31, 2011 include one credit in our First Bank Business Capital, Inc. subsidiary with a recorded investment of $10.6 million;
➢	A decrease in nonaccrual loans of $63.0 million, or 46.9%, in our real estate construction and development loan portfolio driven by gross loan charge-offs of $35.5 million, transfers to other real estate and repossessed assets of $28.2 million and payments received, partially offset by additions to nonaccrual loans during the year. Nonaccrual construction and development loans at December 31, 2011 include a single loan in our Northern California region with a recorded investment of $19.7 million and a single loan in our Texas region with a recorded investment of $8.8 million. Although the level of deterioration in this portfolio is slowing due in part to the decline in the total portfolio balance, as previously discussed, we continue to experience deterioration as a result of weak economic conditions and declines in real estate values, and we expect these trends to continue until market conditions stabilize in our primary market areas;
➢	A decrease in nonaccrual loans of $16.6 million, or 49.7%, in our one-to-four-family residential real estate Mortgage Division loan portfolio primarily driven by gross loan charge-offs of $19.1 million, transfers to other real estate of $9.3 million and payments received, partially offset by additions to nonaccrual loans during the year ended December 31, 2011 driven by current market conditions and the overall deterioration of Alt A and sub-prime residential mortgage loan products experienced throughout the mortgage banking industry. We continue to modify loans under HAMP where deemed economically advantageous to our borrowers and us;
➢	A decrease in nonaccrual loans of $5.0 million, or 38.5%, in our multi-family residential loan portfolio primarily driven by gross loan charge-offs of $3.1 million, transfers to other real estate of $1.4 million and payments received, partially offset by new additions to nonaccrual loans resulting from continued weak economic conditions and declines in real estate values; and
➢	A decrease in nonaccrual loans of $81.9 million, or 63.4%, in our commercial real estate portfolio primarily driven by gross loan charge-offs of $38.0 million, transfers to other real estate of $24.1 million and payments received, partially offset by new additions to nonaccrual loans resulting from continued weak economic conditions and declines in real estate values. During the second quarter of 2011, a single $29.0 million nonaccrual credit relationship in our Southern California region was repaid.

The decrease in other real estate and repossessed assets of $10.8 million, or 7.7%, during 2011 was primarily driven by the sale of other real estate properties with an aggregate carrying value of $66.6 million at a net loss of $1.3 million and write-downs of other real estate and repossessed assets of $16.9 million attributable to declining real estate values on certain properties, partially offset by foreclosures and other additions to other real estate aggregating $76.4 million. Of the $129.9 million of other real estate and repossessed assets at December 31, 2011, $101.0 million consisted of collateral with the most recent appraisal date being in 2011 or under contract to be sold at a price equal to or exceeding our book value. The remaining $28.9 million of other real estate and repossessed assets at December 31, 2011 consisted of collateral with the most recent appraisal date being in 2010, 2009 and 2008 of $23.9 million, $2.4 million and $2.2 million, respectively, in addition to $345,000 with the fair value estimated by management or by broker’s price opinions.

The following table summarizes the composition of our nonperforming assets by region / business segment at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(dollars expressed in thousands)
Mortgage Division	$22,137	41,686
Florida	5,819	15,243
Northern California	42,370	62,339
Southern California	85,233	143,522
Chicago	37,760	71,882
Missouri	60,578	99,161
Texas	40,025	60,967
First Bank Business Capital, Inc.	11,411	1,622
Northern and Southern Illinois	28,931	21,372
Other	15,883	21,779
Total nonperforming assets	$350,147	539,573

During 2011, we experienced a decline in nonperforming assets in most of our regions as a result of payment activity, sales of other real estate properties, charge-offs of loans and write-downs of other real estate properties. The increase in First Bank Business Capital, Inc.’s nonperforming assets of $9.8 million primarily resulted from the addition of a $10.6 million commercial and industrial loan during the second quarter of 2011. We have been successful in reducing our overall level of nonperforming assets as a result of the completion of several initiatives in our Asset Quality Improvement Plan.

We attribute the $292.2 million net decrease in our nonaccrual loans during the year ended December 31, 2010 to the following:

➢	An increase in nonaccrual loans of $26.0 million, or 62.7%, in our commercial, financial and agricultural portfolio. The increase during 2010 was partially due to a single shared national credit of $12.0 million being placed on nonaccrual status. At December 31, 2010, approximately 6.4% of this portfolio was on nonaccrual status as compared to 2.4% at December 31, 2009;
➢	A decrease in nonaccrual loans of $272.8 million, or 67.0%, in our real estate construction and development loan portfolio driven by gross loan charge-offs of $143.4 million, transfers to other real estate of $112.5 million and other activity, including the receipt of cash and other consideration of $89.1 million on our former largest nonaccrual loan relationship during the second quarter of 2010, partially offset by additions to nonaccrual loans during the year. Nonaccrual loans at December 31, 2010 included a $23.3 million loan to a St. Louis, Missouri home developer and a $20.6 million commercial construction loan in Northern California;
➢	A decrease in nonaccrual loans of $61.0 million, or 64.6%, in our one-to-four-family residential real estate Mortgage Division loan portfolio primarily driven by gross loan charge-offs of $47.5 million, transfers to other real estate and other activity, including modifications of certain nonaccrual loans, partially offset by additions to nonaccrual loans during the year ended December 31, 2010 driven by market conditions and the overall deterioration of Alt A and subprime residential mortgage loan products experienced throughout the mortgage banking industry; and
➢	An increase in nonaccrual loans of $13.9 million, or 12.0%, in our commercial real estate portfolio primarily driven by new additions during the year ended December 31, 2010 resulting from continued weak economic conditions and significant declines in real estate values, partially offset by gross loan charge-offs of $63.3 million and transfers to other real estate of $24.9 million. There was a single $31.1 million nonaccrual credit relationship in our Southern California region at December 31, 2010, which comprised 24.1% of our total commercial real estate nonaccrual loans, and was subsequently repaid in 2011 as previously discussed.

The increase in other real estate and repossessed assets of $13.8 million, or 10.8%, during 2010 was primarily driven by foreclosures of real estate construction and development, commercial real estate and one-to-four-family residential real estate loans aggregating $158.9 million, partially offset by the sale of properties with a carrying value of $105.5 million at a net gain of $3.5 million and write-downs of other real estate of $34.7 million attributable to declining real estate values on certain properties.

As of December 31, 2011, 2010 and 2009, loans identified by management as TDRs aggregating $40.8 million, $26.2 million and $13.8 million, respectively, were on nonaccrual status and were classified as nonperforming loans.

We expect the declining and unstable market conditions associated with our loan portfolio to continue, which will likely continue to impact the overall level of our nonperforming and potential problem loans, loan charge-offs, provision for loan losses and other real estate and repossessed assets balances.

Performing Troubled Debt Restructurings. The following table presents the categories of performing TDRs as of December 31, 2011 and 2010:

	2011	2010
	(dollars expressed in thousands)
Commercial, financial and agricultural	$4,264	—
Real estate construction and development	12,014	3,145
Real estate mortgage:
One-to-four-family residential	82,629	91,329
Multi-family residential	3,166	—
Commercial real estate	24,369	18,429
Total performing troubled debt restructurings	$126,442	112,903

The increase in performing TDRs of $13.5 million, or 12.0%, during 2011 was primarily driven by an increase in commercial and industrial, real estate construction and development, multi-family residential and commercial real estate performing TDRs, partially offset by a decrease in one-to-four-family residential performing TDRs. Commercial and industrial performing TDRs increased $4.3 million from zero at December 31, 2010 to $4.3 million at December 31, 2011 due to a single credit relationship being placed on TDR status. Real estate construction and development performing TDRs increased $8.9 million from $3.1 million at December 31, 2010 to $12.0 million at December 31, 2011 primarily resulting from the modification of the contractual terms of three loans within the same credit relationship totaling $10.0 million in aggregate during the fourth quarter of 2011. Multi-family residential performing TDRs increased $3.2 million from zero at December 31, 2010 to $3.2 million at December 31, 2011 due to a single loan being placed on TDR status. Commercial real estate performing TDRs increased $5.9 million from $18.4 million at December 31, 2010 to $24.4 million at December 31, 2011 primarily resulting from the modification of the contractual terms of one loan totaling $17.0 million during the fourth quarter of 2011, partially offset by the payoff of an $11.1 million performing TDR during the first quarter of 2011. One-to-four-family residential performing TDRs decreased $8.7 million from $91.3 million at December 31, 2010 to $82.6 million at December 31, 2011 primarily resulting from certain loans being removed from TDR status as a result of compliance with the contractual terms of the respective modified loan agreements, the payoff of a $3.0 million performing TDR during the first quarter of 2011 and TDRs entering nonaccrual status; partially offset by an increase in performing TDRs under HAMP of $9.5 million from $63.4 million at December 31, 2010 to $72.9 million at December 31, 2011. One-to-four-family residential loans restructured under HAMP will be considered TDRs for the life of the respective loans or modification periods as they are being restructured at interest rates lower than current market rates.

Potential Problem Loans. As of December 31, 2011 and 2010, loans aggregating $233.5 million and $373.1 million, respectively, which were not classified as nonperforming assets or performing TDRs, were identified by management as having potential credit problems, or potential problem loans. These loans are generally defined as loans having an internally assigned grade of substandard and loans in the Mortgage Division which are 30-89 days past due. The following table presents the categories of our potential problem loans as of December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
	(dollars expressed in thousands)
Commercial, financial and agricultural	$32,851	100,383
Real estate construction and development	97,158	128,227
Real estate mortgage:
One-to-four-family residential	13,797	43,013
Multi-family residential	28,789	5,584
Commercial real estate	60,876	95,933
Total potential problem loans	$233,471	373,140

The decrease in commercial, financial and agricultural potential problem loans of $67.5 million, or 67.3%, is primarily attributable to the transfer of three credits with recorded investments of $10.6 million, $4.2 million and $2.1 million at December 31, 2011, or $16.9 million in aggregate, to nonaccrual status during 2011, in addition to upgrades of certain potential problem credits to special mention status and payment activity. The decrease in real estate construction and development potential problem loans of $31.1 million, or 24.2%, is primarily attributable to the transfer of a $10.8 million credit to nonaccrual status during 2011, in addition to upgrades of certain potential problem loans to special mention status and transfers to nonaccrual status, in addition to other loan activity, including the payoff of two credits aggregating $18.3 million. The decrease in one-to-four-family residential potential problem loans of $29.2 million, or 67.9%, is primarily attributable to improved delinquency trends, upgrades of certain potential problem loans to special mention status and other loan activity. The increase in multi-family residential potential problem loans of $23.2 million is primarily attributable to the transfer of a $26.7 million credit in our Chicago region to potential problem status from special mention status during 2011. The decrease in commercial real estate potential problem credits of $35.1 million, or 36.5%, is primarily attributable to upgrades of certain potential problem loans to special mention status and transfers to nonaccrual status, in addition to payment activity.

The following table summarizes the composition of our potential problem loans by region / business segment at December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
	(dollars expressed in thousands)
Mortgage Division	$4,429	9,859
Florida	8,100	2,783
Northern California	3,507	64,601
Southern California	113,682	106,526
Chicago	41,720	15,030
Missouri	28,349	91,813
Texas	3,359	27,028
First Bank Business Capital, Inc.	6,114	18,992
Northern and Southern Illinois	20,922	32,548
Other	3,289	3,960
Total potential problem loans	$233,471	373,140

During 2011, we experienced a decline in potential problem loans in most of our regions as a result of payment activity, upgrades of certain loans to special mention status from potential problem status and transfers to nonaccrual status. However, we experienced an increase in potential problem loans in certain regions, including an increase in our Southern California region of $7.2 million that was primarily attributable to a $72.6 million loan relationship classified as a potential problem loan at December 31, 2011. Of the entire relationship of $72.6 million, $39.6 million was transferred to potential problem status from pass and special mention status during 2011. This increase was partially offset by the payoff of two real estate construction and development potential problem loans aggregating $18.3 million and other loan activity. In addition, the increase in our Chicago region of $26.7 million is primarily attributable to the transfer of a $28.4 million multi-family residential real estate loan from special mention status to potential problem status during 2011. We have been successful in reducing the overall level of our potential problem loans as a result of the completion of several initiatives in our Asset Quality Improvement Plan.

Our credit risk management policies and procedures, as further described under “—Allowance for Loan Losses,” focus on identifying potential problem loans. Potential problem loans may be identified by the assigned lender, the credit administration department or the internal credit review department. Specifically, the originating loan officers have primary responsibility for monitoring and overseeing their respective credit relationships, including, but not limited to: (a) periodic reviews of financial statements; (b) periodic site visits to inspect and evaluate loan collateral; (c) ongoing communication with primary borrower representatives; and (d) appropriately monitoring and adjusting the risk rating of the respective credit relationships should ongoing conditions or circumstances associated with the relationship warrant such adjustments. In addition, in the current severely weakened economic environment, our credit administration department and our internal credit review department are reviewing all loans with credit exposure over certain thresholds in loan portfolio segments in which we, or other financial institutions, have experienced significant loan charge-offs, such as real estate construction and development and one-to-four-family residential real estate loans, and on loan portfolio segments that appear to be most likely to generate additional loan charge-offs in the future, such as commercial real estate. We include adversely rated credits, including potential problem loans, on our monthly loan watch list. Loans on our watch list require regular detailed loan status reports prepared by the responsible officer which are discussed in formal meetings with internal credit review and credit administration staff members that are generally conducted on a quarterly basis. The primary purpose of these meetings is to closely monitor these loan relationships and further develop, modify and oversee appropriate action plans with respect to the ultimate and timely resolution of the individual loan relationships.

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

Allowance for Loan Losses. Our allowance for loan losses decreased to $137.7 million at December 31, 2011, compared to $201.0 million and $266.4 million at December 31, 2010 and 2009, respectively. The decrease in our allowance for loan losses of $63.3 million during 2011 was primarily attributable to the decrease in nonaccrual loans of $178.7 million, the decrease in potential problem loans of $139.7 million and the $1.21 billion decrease in the overall level of our loan portfolio.

Our allowance for loan losses as a percentage of loans, net of net deferred loan fees, was 4.19%, 4.48% and 4.03% at December 31, 2011, 2010 and 2009, respectively. Our allowance for loan losses as a percentage of nonaccrual loans was 62.52%, 50.40% and 38.55% at December 31, 2011, 2010 and 2009, respectively.

The decrease in the allowance for loan losses as a percentage of loans, net of net deferred loan fees, during 2011 was primarily attributable to the decrease in our nonaccrual and potential problem loans during 2011, which generally result in a higher allowance for loan losses being allocated to these loans, in addition to a decrease in our historical net loan charge-off experience in 2011, as compared to 2010 and 2009, as further discussed below.

The increase in the allowance for loan losses as a percentage of nonaccrual loans during 2011 was primarily attributable to the decrease in nonaccrual loans, a portion of which did not carry a specific allowance for loan losses as these loans had been charged down to the estimated fair value of the related collateral less estimated costs to sell.

The following table is a summary of the changes in the allowance for loan losses for the five years ended December 31, 2011:

	As of or For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(dollars expressed in thousands)
Allowance for loan losses, beginning of year	$201,033	266,448	220,214	168,391	145,729
Acquired allowances for loan losses	—	—	—	—	14,425
Allowance for loan losses allocated to loans sold	—	(321)	(4,725)	—	—
Total	201,033	266,127	215,489	168,391	160,154
Loans charged-off:
Commercial, financial and agricultural	(46,256)	(52,072)	(104,648)	(21,931)	(13,212)
Real estate construction and development	(35,459)	(143,394)	(122,303)	(236,715)	(15,203)
Real estate mortgage:
One-to-four-family residential loans:
Bank portfolio	(4,561)	(5,274)	(5,820)	(9,209)	(1,647)
Mortgage Division portfolio	(19,086)	(47,525)	(71,528)	(54,796)	(28,671)
Home equity portfolio	(7,708)	(9,409)	(6,298)	(3,241)	(1,531)
Multi-family residential loans	(3,126)	(9,266)	(508)	(19)	(76)
Commercial real estate loans	(37,974)	(63,259)	(40,255)	(3,244)	(3,764)
Consumer and installment	(457)	(997)	(1,363)	(1,866)	(1,390)
Total	(154,627)	(331,196)	(352,723)	(331,021)	(65,494)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	6,962	37,776	1,983	7,226	5,176
Real estate construction and development	6,694	5,256	2,065	5,705	307
Real estate mortgage:
One-to-four-family residential loans:
Bank portfolio	570	331	539	500	361
Mortgage Division portfolio	2,903	4,634	2,930	626	491
Home equity portfolio	512	264	62	54	12
Multi-family residential loans	562	14	5	5	9
Commercial real estate loans	3,787	3,370	5,843	401	1,588
Consumer and installment	314	457	255	327	731
Total	22,304	52,102	13,682	14,844	8,675
Net loans charged-off	(132,323)	(279,094)	(339,041)	(316,177)	(56,819)
Provision for loan losses	69,000	214,000	390,000	368,000	65,056
Allowance for loan losses, end of year	$137,710	201,033	266,448	220,214	168,391

Loans outstanding, net of net deferred loan fees:
Average	$3,811,123	5,520,447	7,333,645	8,239,273	7,513,033
End of year	3,283,951	4,492,284	6,608,293	8,592,975	8,886,184
End of year, excluding loans held for sale	3,252,840	4,437,814	6,565,609	8,554,255	8,820,105

Ratio of allowance for loan losses to loans outstanding:
Average	3.61%	3.64%	3.63%	2.67%	2.24%
End of year	4.19	4.48	4.03	2.56	1.89
End of year, excluding loans held for sale	4.23	4.53	4.06	2.57	1.91
Ratio of net charge-offs to average loans outstanding	3.47	5.06	4.62	3.84	0.76
Ratio of current year recoveries to preceding year’s
charge-offs	6.73	14.77	4.13	22.66	39.07

Our net loan charge-offs were $132.3 million, $279.1 million and $339.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our net loan charge-offs as a percentage of average loans were 3.47%, 5.06% and 4.62% for the years ended December 31, 2011, 2010 and 2009, respectively.

Changes in our net loan charge-off levels in 2011 are primarily attributable to the following:

➢	An increase in net loan charge-offs associated with our commercial, financial and agricultural portfolio of $25.0 million to $39.3 million in 2011, compared to $14.3 million in 2010. Specifically in this portfolio, during 2011, we recorded charge-offs of $7.3 million on a First Bank Business Capital, Inc. loan, $4.1 million on a loan in our Missouri region, $3.9 million on a loan in our Texas region and $3.4 million on a loan in our Northern California region. During 2010, we recorded a $25.0 million recovery on a single loan in our Southern California region whereby we had previously recorded aggregate charge-offs of $30.0 million during 2009 on the same credit;

➢	A decrease in net loan charge-offs of $109.4 million associated with our real estate construction and development portfolio to $28.8 million in 2011, compared to $138.1 million in 2010. Net loan charge-offs for 2011 included charge-offs of $5.7 million and $3.6 million, or $9.3 million in aggregate, on two loans in our Missouri region. Net loan charge-offs for 2010 include charge-offs of $24.5 million, $11.5 million and $7.5 million, or $43.5 million in aggregate, on three loans in our Southern California region and a $9.7 million charge-off on a loan in our St. Louis region. Although the overall level of charge-offs has declined with the significant decrease in the balance of loans in our real estate construction and development portfolio, we continue to experience significant distress and unstable market conditions throughout our market areas, resulting in continued high levels of developer inventories, slower lot and home sales and declining real estate values;

➢	A decrease in net loan charge-offs of $29.6 million associated with our one-to-four-family residential loan portfolio to $27.4 million in 2011, compared to $57.0 million in 2010. These net loan charge-offs primarily consist of $16.2 million associated with our Mortgage Division one-to-four-family residential mortgage portfolio in 2011, compared to $42.9 million in 2010. The decrease in net loan charge-offs in our Mortgage Division in 2011 is reflective of the declining portfolio balance and the substantial decrease in nonaccrual loans and performing TDRs throughout 2010 and 2011, in addition to improving delinquency trends; and

➢	A decrease in net loan charge-offs of $25.7 million associated with our commercial real estate portfolio to $34.2 million in 2011, compared to $59.9 million in 2010, primarily attributable to the declining portfolio balance, in particular our non-owner occupied commercial real estate portfolio, and decreases in nonaccrual and potential problem loans. During 2011, we recorded loan charge-offs of $4.6 million and $4.0 million, or $8.6 million in aggregate, on two loans in our Northern California region and $5.3 million on a loan in our Southern California region. During 2010, we recorded loan charge-offs of $7.3 million and $2.8 million on two loans in our Southern California region.

The following table summarizes the composition of our net loan charge-offs (recoveries) by region / business segment for the years ended December 31, 2011 and 2010:

	For the Years Ended
	December 31,
	2011	2010
	(dollars expressed in thousands)
Mortgage Division	$16,182	42,891
Florida	3,910	9,423
Northern California	26,647	20,680
Southern California	20,405	64,487
Chicago	6,913	43,755
Missouri	23,960	51,191
Texas	14,003	24,660
First Bank Business Capital, Inc.	6,708	385
Northern and Southern Illinois	6,855	4,281
Other	6,740	17,341
Total net loan charge-offs	$132,323	279,094

As discussed above, the decrease in net loan charge-offs in our Mortgage Division is reflective of the declining portfolio balance and the substantial decrease in nonaccrual loans throughout 2010 and 2011, in addition to improving delinquency trends. The decrease in net loan charge-offs in our Southern California region was primarily attributable to charge-offs of $24.5 million, $11.5 million and $7.5 million, or $43.5 million in aggregate, on three real estate construction and development loans during 2010, partially offset by a $25.0 million recovery recorded during 2010 on a commercial and industrial loan. The decrease in net loan charge-offs in our Chicago region is reflective of a declining portfolio balance and the decrease in nonaccrual loans throughout 2010 and 2011. The decrease in net loan charge-offs in our Missouri region was primarily attributable to charge-offs of $9.7 million and $3.5 million on two real estate construction and development loans and a charge-off of $3.7 million on a commercial real estate loan during 2010. During 2011, we recorded charge-offs of $9.3 million on two real estate construction and development loans in our Missouri region. The increase in net loan charge-offs in First Bank Business Capital, Inc. was primarily attributable to a $7.3 million charge-off on a commercial and industrial loan during 2011.

We continue to closely monitor our loan portfolio and address the ongoing challenges posed by the severely weakened economic environment that has directly impacted and continues to impact many of our market segments. Specifically, we continue to focus on loan portfolio segments in which we have experienced significant loan charge-offs, such as real estate construction and development and one-to-four-family residential, and on loan portfolio segments that could generate additional loan charge-offs in the future, such as commercial real estate and commercial and industrial. We consider these factors in our overall assessment of the adequacy of our allowance for loan losses.

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

The allocation of the allowance for loan losses by loan category is a result of the application of our risk rating system augmented by historical loss data by loan type and other qualitative analysis. Consequently, the distribution of the allowance for loan losses will change from period to period due to the following factors:

➢	Changes in the aggregate loan balances by loan category;
➢	Changes in the identified risk in individual loans in our loan portfolio over time, excluding those homogeneous categories of loans such as consumer and installment loans and residential real estate mortgage loans for which risk ratings are changed based on payment performance;
➢	Changes in historical loss data as a result of recent charge-off experience by loan type; and
➢	Changes in qualitative factors such as changes in economic conditions, the volume of nonaccrual and potential problem loans by loan category and geographical location and changes in the value of the underlying collateral for collateral-dependent loans.

The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2011:

	2011		2010		2009		2008		2007
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
		Category		Category		Category		Category		Category
		of Loans		of Loans		of Loans		of Loans		of Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars expressed in thousands)
Commercial, financial and
agricultural	$27,243	22.1%	$28,000	23.3%	$42,533	25.6%	$56,592	30.0%	$41,513	26.8%
Real estate construction
and development	24,868	7.6	58,439	10.9	90,006	15.9	72,840	18.3	67,034	24.1
Real estate mortgage:
One-to-four-family
residential loans	50,864	27.5	60,762	23.4	78,593	19.4	37,742	18.0	16,312	18.0
Multi-family residential
loans	4,851	3.9	5,158	4.0	5,108	3.4	4,243	2.6	2,983	2.0
Commercial real estate
loans	29,448	37.3	47,880	36.6	49,189	34.4	47,663	29.8	39,634	27.4
Consumer and installment	436	0.7	794	0.6	1,019	0.7	342	0.8	835	1.0
Loans held for sale	—	0.9	—	1.2	—	0.6	792	0.5	80	0.7
Total	$137,710	100.00%	$201,033	100.00%	$266,448	100.00%	$220,214	100.00%	$168,391	100.00%

A summary of the allowance for loan losses to loans by category as of December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
Commercial, financial and agricultural	3.76%	2.68%
Real estate construction and development	9.95	11.91
Real estate mortgage:
One-to-four-family residential loans	5.64	5.78
Multi-family residential loans	3.81	2.89
Commercial real estate loans	2.40	2.91
Consumer and installment	1.95	2.73
Total	4.19	4.48

The increase in the percentage of the allocated allowance for loan losses to commercial, financial and agricultural loans is reflective of the increase in the percentage of nonaccrual loans to total loans within this portfolio segment, to 7.6% of commercial, financial and agricultural loans at December 31, 2011, as compared to 6.4% of commercial, financial and agricultural loans at December 31, 2010, in addition to an increase in historical loss data associated with this portfolio segment as a result of recent charge-off experience, partially offset by a decrease in potential problem loans of $67.5 million to $32.9 million at December 31, 2011, as compared to $100.4 million at December 31, 2010. The decrease in the percentage of the allocated allowance for loan losses to real estate construction and development, one-to-four-family residential and consumer and installment loans is reflective of the decrease in nonaccrual loans and potential problem loans within each of these portfolio segments. The decrease in the percentage of the allocated allowance for loan losses to commercial real estate loans is reflective of the decrease in nonaccrual loans of $81.9 million to $47.3 million, or 3.9% of commercial real estate loans, at December 31, 2011 as compared to $129.2 million, or 7.9% of commercial real estate loans, at December 31, 2010, in addition to the decrease in potential problem loans within this portfolio segment. The increase in the percentage of the allocated allowance for loan losses to multi-family residential real estate loans is primarily attributable to the increase in potential problem loans within this portfolio segment of $23.2 million to $28.8 million at December 31, 2011 as compared to $5.6 million at December 31, 2010.

Deposits

Deposits are the primary source of funds for First Bank. Our deposits consist principally of core deposits from our local market areas, including individual and corporate customers.

The following table sets forth the distribution of our average deposit accounts for the years ended December 31, 2011, 2010 and 2009, and the weighted average interest rates paid on each category of deposits:

	Years Ended December 31,
	2011			2010			2009
		Percent			Percent			Percent
		Of			of			of
	Amount	Deposits	Rate	Amount	Deposits	Rate	Amount	Deposits	Rate
	(dollars expressed in thousands)
Noninterest-bearing demand	$1,150,958	20.1%	—%	$1,135,013	18.4%	—%	$1,077,281	17.8%	—%
Interest-bearing demand	926,031	16.2	0.11	889,791	14.5	0.16	805,498	13.3	0.19
Savings and money market	1,973,612	34.4	0.41	2,007,780	32.6	0.66	2,025,056	33.4	1.00
Time deposits	1,683,100	29.3	1.19	2,120,014	34.5	1.77	2,153,556	35.5	2.84
Total average deposits	$5,733,701	100.0%		$6,152,598	100.0%		$6,061,391	100.0%

Capital and Dividends

On December 31, 2008, the Company issued: (a) 295,400 shares of Class C Fixed Rate Cumulative Perpetual Preferred Stock, par value $1.00 per share, and liquidation preference of $1,000.00 per share; and (b) 14,770 shares of Class D Fixed Rate Cumulative Perpetual Preferred Stock, par value $1.00 per share, and liquidation preference of $1,000.00 per share, to the U.S. Treasury pursuant to the Company’s participation in the CPP program, as further described in “Item 1 —Business – Ownership Structure” and in Note 13 to our consolidated financial statements. The Class C and Class D cumulative perpetual preferred stock qualify as Tier 1 capital. Dividends on our Class C and Class D cumulative perpetual preferred stock, which currently carry annual dividend rates of 5.00% and 9.00%, respectively, were payable quarterly, beginning in February 2009.

The redemption of any of our preferred stock requires the prior approval of the Federal Reserve. As previously discussed under “Item 1 —Business – Supervision and Regulation – Regulatory Agreements,” under the terms of the Agreement with the FRB, we have agreed, among other things, not to declare and pay any dividends on our common or preferred stock or to make any distributions of interest, or other sums, on our trust preferred securities without the prior approval of the FRB.

On August 10, 2009, we elected to defer the regularly scheduled interest payments on our outstanding junior subordinated debentures relating to the Company’s $345.0 million of trust preferred securities in accordance with the terms of such securities. The deferral election began with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 12 to our consolidated financial statements. Under the terms of such securities, we may defer such payments for up to 20 consecutive quarterly periods without triggering a payment default or penalty. Such payment default or penalty could have a material adverse effect on our business, financial condition or results of operations. We have deferred such payments for ten quarterly periods as of December 31, 2011. We have deferred $31.0 million of our regularly scheduled interest payments as of December 31, 2011, and in conjunction with these deferred interest payments, we also accrued and deferred additional interest expense of $1.9 million as of December 31, 2011. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. During the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures.

We also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009, as further described in Note 13 to our consolidated financial statements. We have deferred such payments for ten quarterly periods as of December 31, 2011. Prior to August 10, 2009, we declared and paid $6.0 million of dividend payments on our Class C Preferred Stock and our Class D Preferred Stock. We subsequently declared and deferred an additional $36.9 million and $3.3 million of regularly scheduled dividend payments on our Class C Preferred Stock and our Class D Preferred Stock, respectively, as of December 31, 2011, and, in conjunction with these deferred dividend payments, we also declared and deferred an additional $2.4 million and $400,000 of cumulative dividends on our deferred Class C Preferred Stock and Class D Preferred Stock dividend payments, respectively, as of December 31, 2011.

Effective August 10, 2009, we also suspended the declaration of dividends on our Class A Convertible, Adjustable Rate Preferred Stock and our Class B Adjustable Rate Preferred Stock. Prior to that time, we declared and paid relatively small dividends on our Class A and Class B preferred stock, totaling $328,000 for the year ended December 31, 2009.

The Company’s and First Bank’s capital ratios at December 31, 2011 and 2010 were as follows:

	December 31,	December 31,
	2011	2010(1)
First Bank:
Total Capital Ratio	14.98%	12.95%
Tier 1 Ratio	13.70	11.66
Leverage Ratio	8.19	7.40

First Banks, Inc.:
Total Capital Ratio	1.88	6.29
Tier 1 Ratio	0.94	3.15
Leverage Ratio	0.56	1.99
____________________

(1)	The Company’s regulatory capital ratios at December 31, 2011 reflect the implementation of new Federal Reserve rules that became effective on March 31, 2011, as further described in Note 14 to our consolidated financial statements. First Banks, Inc.’s total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) at December 31, 2010 would have been 4.53%, 2.27% and 1.44%, respectively, under the new rules if implemented as of December 31, 2010. The Federal Reserve’s final rules that became effective on March 31, 2011 had no impact on First Bank’s regulatory capital ratios at December 31, 2010.

First Bank was categorized as well capitalized at December 31, 2011 and 2010 under the prompt corrective action provisions of the regulatory capital standards. The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2011 and 2010. First Bank’s and our actual and required capital ratios are further described in Note 14 to our consolidated financial statements. First Bank’s Tier 1 capital to total assets ratio of 8.37% at December 31, 2011 exceeded the 7.00% minimum level required under the terms of the informal agreement with the MDOF. As previously discussed under “Item 1 —Business – Recent Developments and Other Matters – Capital Plan,” in August 2009, we announced the adoption of our Capital Plan, in order to, among other things, preserve our risk-based capital levels. The successful completion of all, or any portion, of our Capital Plan is not assured, and no assurance can be made that our Capital Plan will not be materially modified in the future. If we are not able to complete substantially all of our Capital Plan, our regulatory capital ratios may be materially and adversely affected and our ability to withstand continued adverse economic conditions could be threatened.

As of December 31, 2011, we had 13 affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. As further described in Note 12 to our consolidated financial statements, the sole assets of the statutory and business trusts are our junior subordinated debentures.

A summary of the outstanding trust preferred securities issued by our affiliated statutory and business trusts, and our related junior subordinated debentures issued to the respective trusts in conjunction with the trust preferred securities offerings as of December 31, 2011, is as follows:

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

For regulatory reporting purposes, the trust preferred securities are eligible for inclusion, subject to certain limitations, in our Tier 1 and Tier 2 capital. Because of these limitations, as of December 31, 2011, $335.8 million of trust preferred securities were not eligible for inclusion in our Tier 1 capital. Of the $335.8 million not eligible for inclusion in our Tier 1 capital, $18.5 million was eligible for inclusion in our Tier 2 capital and $317.3 million was not eligible for inclusion in our Tier 2 capital.

On January 26, 2011, we, the holder of 100% of the outstanding common stock of First Preferred Capital Trust IV, or the Trust, successfully completed a consent solicitation from the holders of the 8.15% cumulative trust preferred securities of the Trust, or the Trust Preferred Securities, and entered into certain amendments that were approved in the consent solicitation. We solicited the consents in order to increase our capital planning flexibility under the terms of the documents and the provisions of the indentures, guarantee agreements and trust agreements relating to our other tranches of trust preferred securities. The amendments provide an opportunity for the Company to seek to improve its capital position and decrease its level of indebtedness during a period in which it is deferring interest payments in accordance with the terms of the indenture. Thus, as a result of the successful completion of the consent solicitation, the Company believes it is better positioned to consider certain potential capital planning strategies to improve the regulatory capital ratios of First Banks, Inc. and further strengthen the Company’s overall financial position.

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

We are “asset-sensitive,” indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 4.9% of net interest income, based on assets and liabilities at December 31, 2011. At December 31, 2011, we remain in an asset-sensitive position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve, as projected in our simulation model, are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with the effect of significant declines in interest rates that began in late 2007 and continued throughout 2008 and 2009 to historically low levels that remain prevalent in the current marketplace, and the overall level of our nonperforming assets, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.

We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of December 31, 2011, adjusted to account for anticipated prepayments:

			Over Six
	Three	Over Three	through	Over One
	Months or	through Six	Twelve	through Five	Over Five
	Less	Months	Months	Years	Years	Total
	(dollars expressed in thousands)
Interest-earning assets:
Loans (1)	$1,916,314	258,590	369,941	689,937	49,169	3,283,951
Investment securities	157,006	235,191	276,930	1,181,495	630,760	2,481,382
FRB and FHLB stock	27,078	—	—	—	—	27,078
Short-term investments	371,318	—	—	—	—	371,318
Total interest-earning assets	$2,471,716	493,781	646,871	1,871,432	679,929	6,163,729
Interest-bearing liabilities:
Interest-bearing demand deposits	$327,141	203,359	132,625	97,259	123,784	884,168
Money market deposits	1,651,236	—	—	—	—	1,651,236
Savings deposits	41,195	33,925	29,079	41,195	96,930	242,324
Time deposits	409,138	323,558	411,748	319,801	98	1,464,343
Other borrowings	50,910	—	—	—	—	50,910
Subordinated debentures	282,481	—	—	—	71,576	354,057
Total interest-bearing liabilities	$2,762,101	560,842	573,452	458,255	292,388	4,647,038
Interest-sensitivity gap:
Periodic	$(290,385)	(67,061)	73,419	1,413,177	387,541	1,516,691
Cumulative	(290,385)	(357,446)	(284,027)	1,129,150	1,516,691
Ratio of interest-sensitive assets to interest-
sensitive liabilities:
Periodic	0.89	0.88	1.13	4.08	2.33	1.33
Cumulative	0.89	0.89	0.93	1.26	1.33
____________________

(1)	Loans are presented net of net deferred loan fees.

Management made certain assumptions in preparing the foregoing table. These assumptions included:

➢	Loans will repay at projected repayment rates;
➢	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;
➢	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and
➢	Fixed maturity deposits will not be withdrawn prior to maturity.

A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.

We were in an overall asset-sensitive position of $1.52 billion, or 22.9% of our total assets, and $1.26 billion, or 17.1% of our total assets, at December 31, 2011 and 2010, respectively. We were in an overall liability-sensitive position on a cumulative basis through the twelve-month time horizon of $284.0 million, or 4.3% of our total assets, and $21.0 million, or 0.3% of our total assets at December 31, 2011 and 2010, respectively.

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

The derivative financial instruments we held as of December 31, 2011 and 2010 are summarized as follows:

	2011		2010
	Notional	Credit	Notional	Credit
	Amount	Exposure	Amount	Exposure
	(dollars expressed in thousands)
Interest rate swap agreements	$50,000	—	75,000	—
Customer interest rate swap agreements	47,240	441	53,696	869
Interest rate lock commitments	38,985	1,381	41,857	276
Forward commitments to sell mortgage-backed securities	58,800	—	84,100	1,538

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

The earnings associated with our derivative financial instruments reflect the interest rate environment during these periods as well as the overall level of our derivative instruments throughout these periods. For the years ended December 31, 2010 and 2009, we realized net interest income on our derivative financial instruments of $5.7 million and $12.5 million, respectively, including $5.7 million and $13.7 million, respectively, of amortization associated with a deferred gain on the previous termination of certain of our interest rate swap agreements. In December 2008, we terminated certain of our interest rate swap agreements that were designated as cash flow hedges on certain of our loans, and recorded a gain of $20.8 million, in aggregate, which was being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates of September 2009 and September 2010. Consequently, the conclusion of the amortization period associated with the aggregate gain in September 2010 resulted in a negative impact on our net interest income and net interest margin for the year ended December 31, 2011.

We recorded net losses on derivative instruments, which are included in noninterest income in the consolidated statements of operations, of $193,000, $2.9 million and $4.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The net loss on derivative instruments in 2011 and 2010 is primarily attributable to changes in the fair value and the net interest differential on our interest rate swap agreements previously designated as cash flow hedges on our junior subordinated debentures. The net loss on derivative instruments in 2009 is primarily attributable to a cumulative fair value adjustment of $4.6 million on our interest rate swap agreements designated as cash flow hedges on our junior subordinated debentures that was reclassified from accumulated other comprehensive loss to net loss on derivative instruments as a result of the discontinuation of hedge accounting treatment following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements, which was recorded as interest expense on junior subordinated debentures in the consolidated statements of operations, was recorded as a net reduction of noninterest income effective August 2009. The net loss on derivative instruments in 2009 was partially offset by income generated from the issuance of our customer interest rate swap agreements of $711,000.

Our derivative financial instruments are more fully described in Note 8 to our consolidated financial statements.

LIQUIDITY MANAGEMENT

First Bank. Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. First Bank receives funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings before provision for loan losses. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more (including certificates issued through the Certificate of Deposit Account Registry Service, or CDARS program, selling securities under agreements to repurchase, and utilizing borrowings from the FHLB, the FRB and other borrowings.

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

First Bank has built a significant amount of available balance sheet liquidity throughout 2009, 2010 and 2011 in anticipation of the expected completion of certain transactions associated with our Capital Plan, as further described under “Item 1 —Business – Recent Developments and Other Matters – Capital Plan.” Our cash and cash equivalents were $472.0 million and $995.8 million at December 31, 2011 and 2010, respectively. The majority of funds were maintained in our correspondent bank account with the FRB. The decrease in our cash and cash equivalents of $523.7 million is further discussed under “—Financial Condition.”

We are actively increasing our unpledged investment securities portfolio in an effort to improve our net interest income and increase our available liquidity. Our unpledged investment securities increased $1.02 billion to $2.24 billion at December 31, 2011, compared to $1.22 billion at December 31, 2010, and are mostly comprised of highly liquid and readily marketable available-for-sale securities. The combined level of cash and cash equivalents and unpledged investment securities provided us with total available liquidity of $2.71 billion and $2.22 billion at December 31, 2011 and 2010, respectively. As such, despite significant cash outflows to support transactions associated with our Capital Plan and the prepayment of $720.0 million of secured term borrowings during 2010, we have maintained available liquidity of $2.71 billion, or 41.1% of total assets, at December 31, 2011. Our ability to maintain strong liquidity was achieved by a substantial shift in our balance sheet from loans to short-term investments and investment securities while substantially maintaining our deposit levels, exclusive of transactions resulting from our Capital Plan. Our loan-to-deposit ratio decreased to 60.2% at December 31, 2011 from 69.6% at December 31, 2010, while the ratio of our cash and cash equivalents and investment securities to total assets increased to 44.7% at December 31, 2011 from 33.7% at December 31, 2010.

During 2011, we reduced the aggregate funds acquired from other sources of funds by $287.8 million to $572.6 million at December 31, 2011, from $860.4 million at December 31, 2010. These other sources of funds include certificates of deposit of $100,000 or more and other borrowings, which are comprised of daily securities sold under agreements to repurchase. The decrease was attributable to a reduction in certificates of deposit of $100,000 or more of $307.0 million, partially offset by an increase in our daily repurchase agreements of $19.1 million. The reduction in certificates of deposit of $100,000 or more was primarily attributable to a planned reduction of higher rate single-service certificate of deposit relationships in an effort to utilize a portion of our current available liquidity and improve First Bank’s leverage ratio. The following table presents the maturity structure of these other sources of funds at December 31, 2011:

	Certificates of
	Deposit of	Other
	$100,000 or More	Borrowings	Total
	(dollars expressed in thousands)
Three months or less	$138,766	50,910	189,676
Over three months through six months	108,084	—	108,084
Over six months through twelve months	154,600	—	154,600
Over twelve months	120,224	—	120,224
Total	$521,674	50,910	572,584

In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency liquidity purposes. Advances drawn on First Bank’s established borrowing relationship require the prior approval of the FRB. First Bank did not have any FRB borrowings outstanding at December 31, 2011 or 2010.

First Bank also has a borrowing relationship with the FHLB. First Bank’s borrowing capacity through its relationship with the FHLB was approximately $370.7 million and $475.1 million at December 31, 2011 and 2010, respectively. The borrowing relationship is secured by one-to-four-family residential, multi-family residential and commercial real estate loans. The reduction in First Bank’s borrowing capacity with the FHLB during 2011 primarily resulted from the corresponding decrease in the loan portfolio during this period, as further described under “—Loans and Allowance for Loan Losses.” First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. All borrowing requests require approval from the FHLB. First Bank did not have any FHLB advances outstanding at December 31, 2011 or 2010.

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

First Banks, Inc. First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company’s liquidity position is affected by dividends received from its subsidiaries and the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the Company (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, and proceeds the Company raises through the issuance of debt and/or equity instruments, if any. The Company’s unrestricted cash totaled $2.8 million and $3.6 million at December 31, 2011 and 2010, respectively. The Company also had restricted cash of $2.0 million at December 31, 2011, which became unrestricted in February 2012.

On March 24, 2011, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America Limited Partnership, or Investors of America, LP, as further described in Note 11 and Note 20 to our consolidated financial statements. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of December 31, 2012 and an interest rate of LIBOR plus 300 basis points, is intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses for the foreseeable future. We cannot be assured of our ability to access future liquidity through debt markets. As further described under “Item 1A – Risk Factors,” the Company’s ability to access debt markets on terms satisfactory to us will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control, and on our financial performance. There have not been any advances outstanding on this borrowing arrangement since its inception.

Additional long-term funding is provided by our junior subordinated debentures, as further described in Note 12 to our consolidated financial statements. As of December 31, 2011, we had 13 affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. The sole assets of the statutory and business trusts are our junior subordinated debentures.

We agreed, among other things, not to pay any dividends on our common or preferred stock or make any distributions of interest or other sums on our trust preferred securities without the prior approval of the FRB, as previously discussed under “Item 1 —Business – Supervision and Regulation – Regulatory Agreements.”

In August 2009, we announced the deferral of our regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated debentures and the related trust indentures allow us to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. Such payment default or penalty could have a material adverse effect on our business, financial condition or results of operations. During the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to our junior subordinated debentures. Accordingly, we also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September 2009, as further described under “—Capital and Dividends,” and in Note 13 to our consolidated financial statements.

The Company’s financial position may be adversely affected if it experiences increased liquidity needs if any of the following events occur:

➢

First Bank experiences future net losses and, accordingly, is unable or prohibited by its regulators to pay a dividend to the Company sufficient to satisfy the Company’s operating cash flow needs. The Company’s ability to receive future dividends from First Bank to assist the Company in meeting its operating requirements, both on a short-term and long-term basis, is currently subject to regulatory approval, as further described above and under “Item 1 —Business – Supervision and Regulation – Regulatory Agreements;”

➢	We deem it advisable, or are required by regulatory authorities, to use cash maintained by the Company to support the capital position of First Bank;
➢

First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so. As discussed above, First Bank has no outstanding borrowings at December 31, 2011, with the exception of $50.9 million of daily repurchase agreements utilized by customers as an alternative deposit product; or

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

Other Commitments and Contractual Obligations. We have entered into long-term leasing arrangements and other commitments and contractual obligations in conjunction with our ongoing operating activities. The required payments under such leasing arrangements, other commitments and contractual obligations at December 31, 2011 were as follows:

	Less Than 1
	Year	1-3 Years	3-5 Years	Over 5 Years	Total (1)
	(dollars expressed in thousands)
Operating leases (2)	$11,103	14,712	9,119	24,905	59,839
Certificates of deposit (3)	1,139,382	311,187	13,676	98	1,464,343
Other borrowings	50,910	—	—	—	50,910
Subordinated debentures (4)	—	—	—	354,057	354,057
Preferred stock issued under the CPP (4) (5)	—	—	—	310,170	310,170
Other contractual obligations	562	152	5	—	719
Total	$1,201,957	326,051	22,800	689,230	2,240,038
____________________

(1)

Amounts exclude ASC Topic 740 unrecognized tax liabilities of $1.2 million and related accrued interest expense of $136,000 for which the timing of payment of such liabilities cannot be reasonably estimated as of December 31, 2011.

(2)

Amounts exclude operating leases associated with discontinued operations of $1.3 million, $2.7 million, $2.4 million and $4.4 million for less than 1 year, 1-3 years, 3-5 years and over 5 years, respectively, or a total of $10.8 million.

(3)	Amounts exclude the related accrued interest expense on certificates of deposit of $875,000 as of December 31, 2011.
(4)

Amounts exclude the accrued interest expense on junior subordinated debentures and the accrued dividends declared on preferred stock issued under the CPP of $33.1 million and $43.0 million, respectively, as of December 31, 2011. As further described under “Item 1 —Business – Supervision and Regulation – Regulatory Agreements,” we currently may not make any distributions of interest or other sums on our junior subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.

(5)	Represents amounts payable upon redemption of the Class C Preferred Stock and the Class D Preferred Stock issued under the CPP of $295.4 million and $14.8 million, respectively.

CRITICAL ACCOUNTING POLICIES

Our financial condition and results of operations presented in our consolidated financial statements, notes to our consolidated financial statements, selected consolidated and other financial data appearing elsewhere in this report, and management’s discussion and analysis of financial condition and results of operations are, to a large degree, dependent upon our accounting policies. The selection and application of our accounting policies involve judgments, estimates and uncertainties that are susceptible to change.

We have identified the following accounting policies that we believe are the most critical to the understanding of our financial condition and results of operations. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could be a reasonable likelihood. The impact and any associated risks related to our critical accounting policies on our business operations is discussed throughout “—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. A detailed discussion of the application of these and other accounting policies is summarized in Note 1 to our consolidated financial statements appearing elsewhere in this report.

Allowance for Loan Losses. We maintain an allowance for loan losses at a level we consider appropriate to provide for probable losses in our loan portfolio. The determination of our allowance for loan losses requires management to make significant judgments and estimates based upon a periodic analysis of our loans held for portfolio and held for sale considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, the fair value of underlying loan collateral, our customers’ ability to repay their loans and selected key financial ratios. If actual events prove the estimates and assumptions we used in determining our allowance for loan losses were incorrect, we may need to make additional provisions for loan losses. Any increases in our allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations. For further discussion, refer to “—Loans and Allowance for Loan Losses,” “Item 1A – Risk Factors” and Note 4 to our consolidated financial statements appearing elsewhere in this report.

Deferred Tax Assets. We recognize deferred tax assets for the estimated future tax effects of temporary differences, net operating loss carryforwards and tax credits. We recognize deferred tax assets subject to management’s judgment based upon available evidence that realization is more likely than not. Our deferred tax assets are reduced, if necessary, by a deferred tax asset valuation allowance. In the event that we determine we would not be able to realize all or part of our deferred tax assets in the future, we would need to adjust the recorded value of our deferred tax assets, which would result in a direct charge to our provision for income taxes in the period in which such determination is made. For further discussion, refer to “—(Benefit) Provision for Income Taxes,” and Note 1 and Note 17 to our consolidated financial statements appearing elsewhere in this report.

Goodwill and Other Intangible Assets / Business Combinations. The determination of the fair value of the assets and liabilities acquired, as well as the returns on investment that may be achieved, requires management to make significant judgments and estimates based upon detailed analyses of the existing and future economic value of such assets and liabilities and/or the related income streams, including the resulting intangible assets. If actual events prove the estimates and assumptions we used in determining the fair values of the acquired assets and liabilities or the projected income streams were incorrect, we may need to make additional adjustments to the recorded values of such assets and liabilities, which could result in increased volatility in our reported earnings. In addition, we may need to make additional adjustments to the recorded value of our intangible assets, which may impact our reported earnings and directly impacts our regulatory capital levels. For further discussion, refer to Note 2, Note 6 and Note 14 to our consolidated financial statements appearing elsewhere in this report.

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

For further discussion, refer to “Item 1A – Risk Factors,” “—Noninterest Expense,” and Note 1 and Note 6 to our consolidated financial statements appearing elsewhere in this report.

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

In July 2010, the FASB issued ASU No. 2010-20 – Receivables (ASC Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires expanded credit risk disclosures intended to provide investors with greater transparency regarding the allowance for credit losses and the credit quality of financing receivables. Under this ASU, companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information, credit quality indicators, changes in the allowance for credit losses, and the nature and extent of troubled debt restructurings and their effect on the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class based on the level of disaggregation that management uses when assessing its allowance for credit losses and managing its credit exposure. The disclosures as of the end of a reporting period were effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010. We implemented the disclosure requirements under this ASU for the reporting period ended December 31, 2010, except for the requirement to provide disclosures about activity that occurs during a reporting period, which we implemented on January 1, 2011. The implementation of the new disclosure requirements did not have a material impact on our consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02 – Receivables (ASC Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The provisions of this ASU: provide additional guidance related to determining whether a creditor has granted a concession; include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant; prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower; and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. The provisions of this ASU were effective for the Company’s reporting period ended September 30, 2011. We adopted the requirements of this ASU on July 1, 2011, and applied this guidance to restructurings occurring on or after January 1, 2011. The new guidance did not impact our financial condition, results of operations or the number of TDRs identified.

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (ASC Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value and common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards, or IFRS. This ASU eliminates wording differences used to describe the requirements for measuring fair value and for disclosure information about fair value measurements between GAAP and IFRS, clarifies the application of existing fair value measurement requirements, and changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The provisions of this ASU are effective for interim and annual periods beginning on or after December 15, 2011, and should be applied prospectively. Early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements or results of operations.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (ASC Topic 220) – Presentation of Comprehensive Income. This ASU requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments of this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. In December 2011, the FASB issued ASU No. 2011-12 – Comprehensive Income (ASC Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05. This ASU defers those provisions in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. This ASU reinstates the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of ASU 2011-05. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements or results of operations.

In September 2011, the FASB issued ASU No. 2011-08 – Intangibles – Goodwill and Other (ASC Topic 350) – Testing of Goodwill for Impairment. ASU 2011-08 amends ASC Topic 350 to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a material impact on our consolidated financial statements or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The quantitative and qualitative disclosures about market risk are included under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk Management” appearing on pages 60 through 63 of this report.

Effects of Inflation. Inflation affects financial institutions less than other types of companies. Financial institutions make relatively few significant asset acquisitions that are directly affected by changing prices. Instead, the assets and liabilities are primarily monetary in nature. Consequently, interest rates are more significant to the performance of financial institutions than the effect of general inflation levels. While a relationship exists between the inflation rate and interest rates, we believe this is generally manageable through our asset-liability management program.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data appear on pages 83 through 144 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on the criteria established in COSO’s Internal Control – Integrated Framework.

This annual report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm.

Item 9B. Other Information

On March 21, 2012, the Company adopted the First Bank Salary Phantom Stock Plan, or Plan, under which the named executive officers, identified in Item 10 of this Form 10-K, are eligible to participate. Under the Plan, participants are eligible, from time to time, to receive a portion of their annual salary in the form of phantom units. No awards have been granted under the Plan. A copy of the Plan and a form of Phantom Unit Award Agreement are attached as Exhibit 10.14 to this Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Committees of the Board

Our Board of Directors consists of nine members. The Board determined that Messrs. Blake, Cooper, Poelker, Rounsaville, Steward and Yaeger are independent. Each of our directors identified in the following table was elected to serve a one-year term and until his successor has been duly qualified for office.

		Director	Principal Occupation(s) During Last Five Years
Name	Age	Since	and Directorships of Public Companies
James F. Dierberg	74	1979

Chairman of the Board of Directors of First Banks, Inc. since 1988; Chief Executive Officer of First Banks, Inc. from 1988 to April 2003; President of First Banks, Inc. from 1979 to 1992 and from 1994 to October 1999.

Terrance M. McCarthy	57	2003

President and Chief Executive Officer of First Banks, Inc. since April 2007; Senior Executive Vice President and Chief Operating Officer of First Banks, Inc. from August 2002 to March 2007; Chairman of the Board of Directors of First Bank since January 2003; President and Chief Executive Officer of First Bank from August 2002 to June 2007 and since April 22, 2009; Executive Vice President of First Bank from June 2007 to April 22, 2009. The Board and voting shareholders considered these qualifications, in addition to his prior service as Chief Operating Officer of the Company and President of First Bank, and his current position and experience with the Company and the banking industry, in making a determination that Mr. McCarthy should be a nominee for director of the Company.

Allen H. Blake (1)	69	2008

Director of First Banks, Inc. since December 2008 and from 1988 to March 2007; Director of First Bank since December 2008; Prior to Mr. Blake’s announcement of his retirement and resignation of his positions at First Banks, Inc., effective March 31, 2007, Mr. Blake served in the following positions: President of First Banks, Inc. from October 1999 to March 2007; Chief Executive Officer of First Banks, Inc. from April 2003 to March 2007; and Chief Financial Officer of First Banks, Inc. from 1984 to September 1999 and from May 2001 to August 2005. The Board and voting shareholders considered these qualifications, in addition to his significant financial and accounting expertise, prior service as Chief Executive Officer and Chief Financial Officer of the Company and experience with the Company and the banking industry, in making a determination that Mr. Blake should be a nominee for director of the Company.

James A. Cooper (1)(2)	56	2008

Senior Managing Partner of Thompson Street Capital Partners, a private equity firm with investments in middle-market manufacturing, service and distribution businesses, in St. Louis, Missouri, since 2000; Director of Thermon Group, Inc.; Director of Thermon Group Holdings, Inc.; and Director of Thermon Holding Corporation. The Board and voting shareholders considered these qualifications, in addition to his investment management expertise, financial expertise and stature in the local community, in making a determination that Mr. Cooper should be a nominee for director of the Company.

Michael J. Dierberg (3)	41	2011

Vice Chairman of First Banks, Inc. since January 2012; Director of First Banks, Inc. from May 2011 to January 2012 and from July 2001 to July 2004; General Counsel of First Banks, Inc. from June 2002 to July 2004; Prior to rejoining First Banks, Inc. as a Director, Mr. Dierberg served as an attorney for the United States Department of Justice in Washington, D.C. from July 2004 to June 2010. The Board and voting shareholders considered these qualifications, in addition to his experience with the Company and the banking industry, in making a determination that Mr. Dierberg should be a nominee for director of the Company.

(Continued)

		Director	Principal Occupation(s) During Last Five Years
Name	Age	Since	and Directorships of Public Companies
John S. Poelker (1)(4)	69	2011

Director of First Banks, Inc. since July 2011; President of The Poelker Consultancy, Inc., a corporation that provides strategic and financial management advisory and consulting services to the banking industry and other financial services companies, since 2005; Executive Vice President and Chief Financial Officer of State Bank Financial Corporation, a bank holding company in Atlanta, Georgia, from March 2011 to October 2011; Chief Executive Officer of Beach First National Bank in Myrtle Beach, South Carolina, from February 2010 to April 2010; President and Chief Executive Officer of State Bank of Georgia in Fayetteville, Georgia, from December 2009 to February 2010; President and Chief Executive Officer of Georgian Bancorporation and Georgian Bank in Atlanta, Georgia, from July 2009 to September 2009; Executive Vice President and Chief Financial Officer of Old National Bancorp in Evansville, Indiana, from 1998 to 2005; Director of First Charter Corporation from 2006 to 2008.

Guy Rounsaville, Jr. (2)(4)	68	2011

Director of First Banks, Inc. since July 2011; Director of Diversity at Allen Matkins Leck Gamble Mallory & Natsis LLP, a law firm based in California, since September 2009; Deputy General Counsel of Bank of America from October 2007 to March 2008; General Counsel and Corporate Secretary of LaSalle Bank Corporation and ABN AMRO’s North American Region from November 2006 to October 2007; Executive Vice President and General Counsel of VISA International from 2001 to October 2006; General Counsel of Wells Fargo Bank, N.A. and Wells Fargo & Company from 1969 to 1998; Director of Tri-Valley Bank; Director of Medley Capital Corporation from 2010 to November 2011.

David L. Steward (2)	60	2000

Chairman of the Board of Directors of World Wide Technology Holding Co., Inc., an electronic procurement and logistics company in the information technology industry, in St. Louis, Missouri, since 1990; Director of Centene Corporation. The Board and voting shareholders considered these qualifications, in addition to his significant management expertise and stature in the local community, in making a determination that Mr. Steward should be a nominee for director of the Company.

Douglas H. Yaeger (1)	63	2000

Prior to Mr. Yaeger’s announcement of his retirement and resignation of his positions as Chairman of the Board of Directors and Chief Executive Officer of The Laclede Group, Inc., effective February 1, 2012, Mr. Yaeger served in the following positions: Chairman of the Board of Directors and Chief Executive Officer of The Laclede Group, Inc., an exempt public utility holding company in St. Louis, Missouri, from 2001 to February 2012; President of The Laclede Group, Inc. from 2001 to August 2011; Chairman of the Board of Directors, President and Chief Executive Officer of Laclede Gas Company since 1999. The Board and voting shareholders considered these qualifications, in addition to his financial expertise, public company managerial experience and stature in the local community, in making a determination that Mr. Yaeger should be a nominee for director of the Company.

____________________

(1)	Member of the Audit Committee. Mr. John S. Poelker serves as Chairman of the Audit Committee and the Audit Committee Financial Expert.
(2)	Member of the Compensation Committee. Mr. James A. Cooper serves as Chairman of the Compensation Committee.
(3)	Mr. Michael J. Dierberg is the son of Mr. James F. Dierberg. See Item 12. Security Ownership of Certain Beneficial Owners and Management.
(4)	Elected to the Board of Directors by the U.S. Treasury as the sole holder of the Company’s Class C Preferred Stock and Class D Preferred Stock.

Committees of the Board of Directors

Audit Committee. Four members of our Board of Directors currently serve on the Audit Committee, all of whom the Board of Directors determined to be independent. The Audit Committee assists the Board of Directors in fulfilling the Board’s oversight responsibilities with respect to the quality and integrity of the consolidated financial statements, financial reporting process and systems of internal controls. The Audit Committee also assists the Board of Directors in monitoring the independence and performance of the independent auditors, the internal audit department and the operation of ethics programs. The Audit Committee operates under a written charter adopted by the Board of Directors.

At its regular meeting on January 27, 2012, the Board of Directors appointed Messrs. Blake, Cooper, Poelker and Yaeger to serve as members of the Audit Committee and Mr. Poelker to serve as Chairman of the Audit Committee and the Audit Committee Financial Expert. Prior to that date, the members of the Audit Committee were Messrs. Blake, Cooper, Steward and Yaeger and Mr. Yaeger served as Chairman and Financial Expert.

Compensation Committee. In accordance with the requirements of the EESA, as amended by the ARRA, the Board of Directors maintains a Compensation Committee comprised solely of directors determined to be independent. At its regular meeting on January 27, 2012, the Board of Directors appointed Messrs. Cooper, Rounsaville and Steward to serve as members of the Compensation Committee and appointed Mr. Cooper to serve as Chairman of the Compensation Committee. Prior to that date, the members of the Compensation Committee were Messrs. Cooper, Steward and Yaeger and Mr. Cooper served as Chairman. The Compensation Committee, governed by a written charter adopted by the Board of Directors, oversees the compensation of the executive officers of the Company and reviews compensation and benefit packages and programs for the Company’s employees generally and reviews the Company’s compliance with the requirements of the EESA and regulations thereunder.

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Annual Report on Form 10-K as of and for the year ended December 31, 2011 for filing with the SEC.

Audit Committee

John S. Poelker, Chairman of the Audit Committee
Allen H. Blake
James A. Cooper
Douglas H. Yaeger

Code of Ethics for Principal Executive Officer and Financial Professionals

The Board of Directors has approved a Code of Ethics for Principal Executive Officer and Financial Professionals that covers the Chief Executive Officer, the Chief Financial Officer, the Chief Credit Officer, the Chief Investment Officer, the Controller, the Director of Taxes, and all professionals serving in a Corporate Finance, Accounting, Treasury, Tax or Investor Relations role. These individuals are also subject to the policies and procedures adopted by the Company that govern the conduct of all of its employees. The Code of Ethics for Principal Executive Officer and Financial Professionals is included as an exhibit to this Annual Report on Form 10-K. The Company intends to post on its website at www.firstbanks.com any amendment to or waiver from any provision in the Code of Ethics for Principal Executive Officers and Financial Professionals that applies to the Chief Executive Officer, Chief Financial Officer, Controller or other person performing similar functions and that relate to any element of the standards enumerated in the SEC rules.

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

Executive Officers

Our executive officers, each of whom was elected to the office(s) indicated by the Board of Directors, as of March 23, 2012, were as follows:

		Current First Banks, Inc.	Principal Occupation(s)
Name	Age	Office(s) Held	During Last Five Years
James F. Dierberg	74	Chairman of the Board of Directors.	See “Item 10 – Directors, Executive Officers and Corporate Governance – Board of Directors.”

Terrance M. McCarthy	57	President, Chief Executive Officer and Director; Chairman of the Board of Directors, President and Chief Executive Officer of First Bank.	See “Item 10 – Directors, Executive Officers and Corporate Governance – Board of Directors.”

F. Christopher McLaughlin	58	Executive Vice President; Director of Retail Banking and Director of Sales, Marketing and Products; Executive Vice President, Director of Retail Banking and Director of First Bank.

Executive Vice President, Director of Retail Banking and Director of Sales, Marketing and Products of First Banks, Inc. and First Bank since April 2007; Executive Vice President and Director of Sales, Marketing and Products of First Banks, Inc. and First Bank from September 2003 to March 2007; Director of First Bank since October 2004.

Gary S. Pratte	64	Executive Vice President and Chief Credit Officer; Executive Vice President, Chief Credit Officer and Director of First Bank.

Executive Vice President and Chief Credit Officer of First Banks, Inc. since May 2011; Executive Vice President and Chief Credit Officer of First Bank since April 2011; Director of First Bank since April 2011; Executive Vice President and Acting Chief Credit Officer of First Banks, Inc. from August 2010 to May 2011, and of First Bank from August 2010 to April 2011; Executive Vice President and Senior Regional Credit Officer of First Bank from April 2007 to August 2010; Senior Vice President and Senior Regional Credit Officer of First Bank from March 2001 to April 2007.

(Continued)

		Current First Banks, Inc.	Principal Occupation(s)
Name	Age	Office(s) Held	During Last Five Years
Lisa K. Vansickle	44	Executive Vice President and Chief Financial Officer; Executive Vice President, Chief Financial Officer, Secretary and Director of First Bank.

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
➢

A requirement to “clawback” any bonus, retention award or incentive compensation paid to a SEO and/or of the twenty (20) next most highly compensated employees if such bonus, retention award, or incentive compensation was based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate;

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

➢

A requirement to disclose to the U.S. Treasury whether the Company, Board or Compensation Committee has retained a compensation consultant and the types of services provided by the consultant and its affiliates, whether or not such services were compensation-related;

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

The SEOs for 2011 were the named executive officers identified in the Company’s Form 10-K for the fiscal year ended December 31, 2010, and were Messrs. James F. Dierberg, Terrance M. McCarthy, F. Christopher McLaughlin, Gary S. Pratte, and Ms. Lisa K. Vansickle. The SEOs for 2012 are the named executive officers identified in the above Item 10 of this Form 10-K for the fiscal year ended December 31, 2011. The CPP Rules apply during the period in which any of the CPP capital securities remain outstanding and held by the U.S. Treasury. The Company has entered into agreements with each of the named executive officers under which the officer acknowledges and agrees to the relevant compensation restrictions set forth under the CPP Rules.

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

Our executive compensation program is designed to reward the achievement of financial results in accordance with our corporate goals and objectives within the limits of our ownership structure and the CPP Rules. The current elements of our executive compensation program include a base salary and a benefits program including health insurance, 401(k) plan, time away benefits and life insurance which are offered to all of our employees. Our executive compensation programs are cash-based and do not include any other forms of non-cash compensation. We do not provide the named executive officers with employment contracts or severance agreements, and consequently, we are under no obligation to make additional payments to any of the named executive officers in the event of severance, change in control, retirement or resignation.

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

Salary. The base salaries of the executive officers are generally established in March of each year and are dependent upon the evaluation of certain factors and, in part, on subjective considerations. The level of base salaries of executive officers is designed to reward the officer’s performance based upon an evaluation of the following factors: (i) the performance of the Company and the achievement of corporate goals and objectives, considering general business and industry conditions, among other factors, and the contributions of specific executives towards the overall performance; (ii) each executive officer’s areas of responsibility and the Company’s performance in those areas; and (iii) the level of compensation paid to comparable executives by other financial institutions of comparable size in the market areas in which we operate to ensure we maintain a competitive compensation package. The Compensation Committee engaged a compensation consultant to conduct a market review of compensation of certain executive and other senior positions. The consultant provided information for base salaries, annual incentives, total cash compensation, long-term incentive values and total direct compensation. Our corporate goals and objectives provide particular measurements to which the Compensation Committee and executive management assign significance, such as net income, organic and external growth in target market areas, expense control, net interest margin, credit quality, and regulatory examination results. In 2011, the Compensation Committee considered these factors and suggestions of the Chairman of the Board and the Chief Executive Officer, without assigning a specific weight to any particular factor, and evaluated the appropriate base salary and related annual salary increases of the SEOs. Base salaries of executive officers are reviewed on an ongoing basis and are generally adjusted on an annual basis, and may be further adjusted periodically as a result of significant changes in responsibility, employment market conditions, and other factors.

The challenge for management and the Board of Directors is to motivate, retain and reward key personnel through the current economic environment with compensation tools limited by the CPP Rules while recognizing the Company’s performance. Mr. Dierberg ceased receiving a salary in 2008 but receives a fee of $144,000 for serving as Chairman of the Board of Directors. The base salary of Mr. McCarthy, which had not been increased since April 2007, was increased in 2011 by 15.0% due to the significance of his responsibilities. The base salaries of Ms. Vansickle and Mr. McLaughlin were increased in 2011 by 4.3% and 4.0%, respectively. The base salary of Mr. Pratte, which was increased in 2010 by 35.0% due to the change in the significance of his responsibilities, was increased by 1.9% in 2011.

Bonuses. The CPP Rules prohibit paying bonuses to the SEOs and the next ten (10) most highly compensated employees, and in compliance with this prohibition the compensation structure for the SEOs and the next ten (10) most highly compensated employees does not contemplate payment of bonuses to the SEOs. The SEOs have not received a bonus since 2007, except Mr. Pratte who received awards in 2008 and 2009 under incentive plans that Mr. Pratte participated in prior to the time he became a named executive officer. Mr. Pratte’s participation in those incentive plans terminated at the time he became a named executive officer.

Deferred Compensation. In previous years, we offered the opportunity to defer income under a Nonqualified Deferred Compensation Plan, or NQDC Plan, to the executive officers and other key employees to promote retention by providing a long-term savings opportunity on a tax-deferred basis. Prior to January 1, 2010, the NQDC Plan allowed executives to defer payment of a portion of their compensation until a later date. Although the NQDC Plan allows the Company to credit the accounts of any participant with discretionary contributions, no such discretionary contributions have been made since the NQDC Plan’s inception. We elected to suspend the availability of deferrals under the NQDC Plan in 2010 and 2011 but reinstated the availability of such deferrals beginning in January 2012. The Company will not make any discretionary contributions to the accounts of the SEOs and the next ten (10) most highly compensated employees during the period the Company is subject to the CPP Rules because such contributions are considered “bonus payments” and therefore prohibited.

Executive Compensation. The following table sets forth certain information regarding compensation earned by the named executive officers for the years ended December 31, 2011, 2010 and 2009:

SUMMARY COMPENSATION TABLE

				All Other
Name and Principal Position(s)	Year	Salary (1)	Bonus (1)	Compensation (2)		Total (1)
James F. Dierberg	2011	$—	—	149,800	(3)	149,800
Chairman of the Board of Directors	2010	—	—	144,000	(3)	144,000
	2009	—	—	145,400	(3)	145,400

Terrance M. McCarthy	2011	556,200	—	9,800		566,000
President and	2010	500,000	—	—		500,000
Chief Executive Officer	2009	500,000	—	4,400		504,400

Lisa K. Vansickle	2011	237,500	—	9,500		247,000
Executive Vice President and	2010	230,000	—	—		230,000
Chief Financial Officer	2009	214,800	—	10,200	(4)	225,000

F. Christopher McLaughlin	2011	257,500	—	9,800		267,300
Executive Vice President, Director of	2010	250,000	—	—		250,000
Retail Banking, and Director of Sales,	2009	245,900	—	2,400		248,300
Marketing and Products

Gary S. Pratte	2011	273,700	—	9,800		283,500
Executive Vice President and	2010	227,700	—	—		227,700
Chief Credit Officer
____________________

(1)	Salary and bonus reported for Ms. Vansickle and Messrs. Dierberg, McCarthy, McLaughlin and Pratte did not include any amounts deferred in our NQDC Plan, except as further described herein. Salary and bonus reported for Mr. McCarthy include amounts deferred in our NQDC Plan, as further described below and in Note 21 to our consolidated financial statements, for 2009 of $75,000. Earnings by the named executive officers on their NQDC Plan balances did not include any above-market or preferential earnings.
(2)	All other compensation reported reflects 401(k) employer match contributions, as further described in Note 21 to our consolidated financial statements, with the exception of the amounts reported for Mr. Dierberg and Ms. Vansickle, as further described below.
(3)	All other compensation reported for Mr. Dierberg for 2011, 2010 and 2009 reflects non-employee director compensation of $144,000 and 401(k) employer match contributions of $5,800, $0 and $1,400, respectively.
(4)	All other compensation reported for Ms. Vansickle for 2009 reflects 401(k) employer match contributions of $1,800 and the payout of $8,400 of an award previously granted under an incentive plan that Ms. Vansickle participated in prior to the time she became a named executive officer in April 2007. Ms. Vansickle’s participation in that incentive plan terminated at the time she became a named executive officer.

Nonqualified Deferred Compensation. Officers that meet certain position and base salary criteria and non-employee directors are eligible to participate in our NQDC Plan. Participants are allowed to defer, on an annual basis, up to 25% of their salary and up to 100% of their bonus payments, and hypothetically invest in various investment options available in the NQDC Plan that are selected by the participant and may be changed by the participant at any time. These investment options mirror the investment options that we offer through our 401(k) plan and include various investment funds such as equity funds, international stock funds, capital appreciation funds, money market funds, bond funds, mid-cap value funds and growth funds. However, as discussed above, we suspended the availability of deferrals to the NQDC Plan in 2010 and 2011 but reinstated the availability of such deferrals beginning in January 2012.

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

The following table sets forth certain information regarding nonqualified deferred compensation earned by the named executive officers for the year ended December 31, 2011:

NONQUALIFIED DEFERRED COMPENSATION TABLE

	Executive		Aggregate	Aggregate
	Contributions in	Aggregate	Withdrawals /	Balance at
	Last Fiscal	Earnings in Last	Distributions in	December 31,
Name and Principal Position(s)	Year (1)	Fiscal Year (2)	Last Fiscal Year	2011 (3)
James F. Dierberg	$—	(20,000)	—	463,300
Chairman of the Board of Directors

Terrance M. McCarthy	—	6,800	—	816,100
President and
Chief Executive Officer

Lisa K. Vansickle	—	(2,300)	—	42,900
Executive Vice President and
Chief Financial Officer

Gary S. Pratte	—	400	—	78,300
Executive Vice President and
Chief Credit Officer
____________________

(1)	All executive contributions represent the deferral of base salary and/or bonus payments reflected in the “Summary Compensation Table.” We did not make any discretionary contributions under the NQDC Plan as of and for the year ended December 31, 2011. In addition, Mr. McLaughlin has not elected to participate in the NQDC Plan.
(2)	Earnings by the named executive officers on their NQDC Plan balances did not include any above-market or preferential earnings.
(3)	Represents deferrals of cash consideration from prior years, as previously reported as compensation in the Company’s previously filed Annual Reports on Form 10-K, and the cumulative earnings on the original deferred amounts and the participant’s 2011 activity.

Potential Payments upon Termination. Upon termination of employment, the executive officers will receive payments of the vested portion of the executive’s deferred compensation account balance under our NQDC Plan as described above.

Compensation of Directors. The following table sets forth compensation earned by the named non-employee directors for the year ended December 31, 2011:

DIRECTOR COMPENSATION TABLE

Total Fees Earned
Name	or Paid in Cash
James F. Dierberg (1)	$144,000
Allen H. Blake (2)	54,000
James A. Cooper (3)	46,000
John S. Poelker (4)(7)	16,500
Guy Rounsaville, Jr. (5)(7)	16,500
David L. Steward	37,000
Douglas H. Yaeger (6)	46,000
____________________

(1)	Non-employee director compensation for Mr. Dierberg is also included in the “Summary Compensation Table.”
(2)	Mr. Blake received fees of $38,000 for the Company’s board and committee meetings attended and fees of $16,000 for First Bank board meetings attended.
(3)	Mr. Cooper serves as Chairman of the Compensation Committee.
(4)	Mr. John S. Poelker was elected to the Board of Directors effective July 13, 2011. Mr. Poelker was elected Chairman of the Audit Committee on January 27, 2012 and also serves as the Audit Committee Financial Expert.
(5)	Mr. Guy Rounsaville, Jr. was elected to the Board of Directors effective July 13, 2011. Mr. Rounsaville was elected to the Compensation Committee on January 27, 2012.
(6)	Mr. Yaeger served as Chairman of the Audit Committee and the Audit Committee Financial Expert until January 27, 2012.
(7)	Excludes reimbursement of travel expenses.

Mr. James F. Dierberg received an annual fee of $144,000, paid semi-monthly, for his service as Chairman of the Board of Directors during 2011. Mr. McCarthy does not receive remuneration other than salary for serving on our Board of Directors. Mr. Michael Dierberg does not receive remuneration for serving on our Board of Directors. With the exception of Mr. Michael Dierberg, directors who are neither our employees nor employees of any of our subsidiaries receive cash remuneration for their services as directors. Non-employee directors received a fee of $3,000 for each Board meeting attended, a fee of $3,750 per calendar quarter as a retainer for their service as members of the Board of Directors and a fee of $1,000 for each Audit Committee and Compensation Committee meeting attended. In addition, the Chairmen of the Audit Committee and Compensation Committee received a fee of $5,000 for their service as Chairmen. Mr. Blake, as a non-employee Director of First Bank, also received a fee of $1,000 for each monthly First Bank Board meeting attended and a fee of $500 for each monthly meeting attended of the Company’s Enterprise Risk Management Committee. The Enterprise Risk Management Committee is a committee of the Company’s management in which Mr. Blake and Mr. Michael Dierberg participate.

Prior to 2010 and beginning in January 2012, our non-employee directors were also eligible to defer payment of all or a portion of their compensation through contributions to our NQDC Plan. Earnings by the directors on their NQDC Plan balances did not include any above-market or preferential earnings. Our directors do not receive any other compensation, and there are no arrangements for amounts to be paid to directors upon resignation or any other termination of such director or a change in control of the Company. The Audit Committee, the Compensation Committee and the ERMC are currently the only committees of our Board of Directors.

Compensation Committee Interlocks and Insider Participation. The Compensation Committee is comprised solely of independent directors and no members of the Compensation Committee are current or former officers or employees of the Company. See further information regarding transactions with related parties in Note 20 to our consolidated financial statements appearing on pages 137 through 139 of this report.

Compensation Committee Report.

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed such with management. Based on such review and discussions, the Compensation Committee recommended the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2011 for filing with the SEC.

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

Review of Risk Associated with Compensation Plans. Our senior risk officers conducted two assessments of our compensation plans in 2011 and reviewed and discussed each assessment and the compensation plans with the Compensation Committee. The senior risk officers recommended, and the Compensation Committee approved such recommendation, that the review of all compensation plans maintained by the Company focus on incentive based compensation plans. The senior risk officers, with the approval of the Compensation Committee, reviewed the Company’s non-incentive based compensation plans, such as the Company’s NQDC Plan, and broad-based welfare and benefit plans that do not discriminate in scope and terms of operation and determined that such plans do not present opportunities for employees to take excessive and unnecessary risks.

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

Employee Compensation Plans. The Company maintains and administers multiple compensation and bonus plans for employees of the Company. The bonus plans reward employees other than the SEOs and the next ten (10) most highly compensated employees for measurable performance throughout the Company. These bonus plans are reviewed on a regular basis and have terms and conditions that enable us to adjust potential payments based on management’s discretion and consideration of certain factors, including, but not limited to, credit quality. We have also implemented revised policies, procedures and plan provisions to further address specific risks identified in the assessments completed in 2011. Although the “clawback” requirement under the CPP Rules, discussed above, affects only the SEOs and the twenty (20) next most highly compensated employees, we have ensured that all compensation plans provide the Company a clawback right in the event incentive compensation is paid based upon incorrect or fraudulent information. We also require that any new compensation plans are risk assessed and approved by our Enterprise Risk Management Committee comprised of certain directors and executive officers. In addition, to address the risk of potentially encouraging employees to focus on short-term results rather than long-term value creation, we are continuing to evaluate, and where practical, implement an extended payment schedule for our compensation plans.

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
Guy Rounsaville, Jr.
David L. Steward

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 23, 2012, certain information with respect to the beneficial ownership of all classes of our capital stock by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of the respective classes of our stock:

	Number			Percent
	of		Percent	of Total
	Shares		of	Voting
Title of Class and Name of Owner	Owned		Class	Power
Common Stock ($250.00 par value):

James F. Dierberg II Family Trust (1)	7,714.677	(2)	32.605%	*
Ellen C. Dierberg Family Trust (1)	7,714.676	(2)	32.605	*
Michael J. Dierberg Family Trust (1)	4,255.319	(2)	17.985	*
Michael J. Dierberg Irrevocable Trust (1)	3,459.358	(2)	14.621	*
First Trust (Mary W. Dierberg and First Bank, Trustees) (1)	516.830	(3)	2.184	*

Class A Convertible Adjustable Rate Preferred Stock ($20.00 par value):

James F. Dierberg, Trustee of the James F. Dierberg Living Trust (1)	641,082	(4)(5)	100%	77.7%

Class B Non-Convertible Adjustable Rate Preferred Stock ($1.50 par value):

James F. Dierberg, Trustee of the James F. Dierberg Living Trust (1)	160,505	(5)	100%	19.4%

Class C Fixed Rate Cumulative Perpetual Preferred Stock ($1.00 par value):

United States Department of the Treasury	295,400	(6)	100%	0.0%

Class D Fixed Rate Cumulative Perpetual Preferred Stock ($1.00 par value):

United States Department of the Treasury	14,770	(6)	100%	0.0%

All executive officers and directors other than Mr. James F. Dierberg and members
of his immediate family	0		0%	0.0%
____________________

*	Represents less than 1.0%.
(1)

Each of the above-named trustees and beneficial owners are United States citizens, and the business address for each such individual is 135 North Meramec, Clayton, Missouri 63105. Mr. James F. Dierberg, our Chairman of the Board, and Mrs. Mary W. Dierberg, are husband and wife, and Messrs. James F. Dierberg II and Michael J. Dierberg, our Director, and Ms. Ellen D. Milne, are their adult children.

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
(6)

Shares were issued to the U.S. Treasury on December 31, 2008 pursuant to the CPP. The holders of the Class C Preferred Stock and the Class D Preferred Stock have no voting rights except in certain limited circumstances. As a result of our deferral of dividends on the preferred stock issued to the U.S. Treasury for an aggregate of six quarters, the U.S. Treasury had the right to elect two directors to our Board of Directors. As further described in “Item 10 – Directors, Executive Officers and Corporate Governance,” on July 13, 2011, the U.S. Treasury elected two members to our Board of Directors, effective immediately. The address of the U.S. Treasury is 1500 Pennsylvania Avenue, NW, Room 2312, Washington, D.C. 20220.

The following table sets forth, as of March 23, 2012, certain information with respect to the beneficial ownership of all classes of the capital securities of our subsidiary, FB Holdings, by each of our directors and named executive officers:

Percent of
Membership
Title of Class and Name of Owner	Interests Owned
Membership Interests

First Bank (1)	53.23%
First Capital America, Inc. (1)	46.77%
____________________

(1)       See further discussion of the membership interests of FB Holdings in Note 20 to our consolidated financial statements.

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

First Bank has had in the past, and may have in the future, loan transactions and related banking services in the ordinary course of business with our directors and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and, except as described below, did not involve more than the normal risk of collectability or present other unfavorable features. First Bank does not extend credit to our officers or to officers of First Bank, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles and personal credit card accounts.

Loans to directors, their affiliates and executive officers of the Company at December 31, 2011 included a $15.6 million multi-family real estate loan to a limited liability company which is 50% owned by the brother-in-law of Mr. Douglas H. Yaeger, a director of the Company. The loan is being paid as agreed and has not been reported as past due, nonaccrual or restructured as of December 31, 2011. However, based on current economic and financial considerations, management has classified this loan as special mention in the Company’s loan watch list as of December 31, 2011. Loans to directors, their affiliates and executive officers of the Company at December 31, 2011 also included two credit relationships in an aggregate amount of $1.2 million to companies which are approximately 16% owned by the brother-in-law of Mr. Yaeger, including a $328,000 credit relationship that is 60-89 days past due. Both loans have been classified by management as substandard, or potential problem, loans in the Company’s loan watch list as of December 31, 2011.

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

Transactions with related parties, including transactions with affiliated persons and entities, are described in Note 20 to our consolidated financial statements on pages 137 through 139 of this report, which descriptions are incorporated by reference herein, and in Note 11 to our consolidated financial statements.

Director Independence. Our Board of Directors has determined that Messrs. Allen H. Blake, James A. Cooper, John S. Poelker, Guy Rounsaville, Jr., David L. Steward and Douglas H. Yaeger have no material relationship with us and each is independent. Our Audit Committee of the Board of Directors and our Compensation Committee are composed only of independent directors. In order to be considered independent, our Board of Directors must determine that a director does not have any direct or indirect material relationship with us as provided under the rules of the NYSE. In making such a determination, the Board of Directors considers all relationships between us, or any of our subsidiaries, and the director, or any of his immediate family members, or any entity with which the director or any of his immediate family members is affiliated by reason of being a partner, officer or significant shareholder thereof. In assessing the independence of our directors, the Board of Directors considered all relationships between us and our directors based primarily upon responses of the directors to questions posed through a directors’ and officers’ questionnaire. The Board of Directors considered each of the related person transactions discussed above in making its independence determination.

The Company has preferred securities of only one of its capital trusts listed on the NYSE and, pursuant to the General Application section of NYSE Rule 303A, is not subject to NYSE Rule 303A.01 requiring a majority of independent directors. Messrs. James F. Dierberg, Michael J. Dierberg and Terrance M. McCarthy are not independent because they are each current or former executive officers of the Company.

Item 14. Principal Accounting Fees and Services

Fees of Independent Registered Public Accounting Firm

During 2011 and 2010, KPMG LLP served as our Independent Registered Public Accounting Firm and provided services to our affiliates and us. The following table sets forth fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements and other audit services in 2011 and 2010:

	2011	2010
Audit fees (1)	$583,500	517,500
Audit related fees	—	—
Tax fees (2)	31,309	46,100
All other fees	—	—
Total	$614,809	563,600
____________________

(1)	For 2011 and 2010, audit fees include the audit of the consolidated financial statements of the Company, as well as services provided for reporting requirements under FDICIA and mortgage banking activities, which are included in the audit fees of the Company, as these services are closely related to the audit of the Company’s consolidated financial statements. Audit fees also include other accounting and reporting consultations. On an accrual basis, audit fees for 2011 and 2010 were $578,500 and $567,500, respectively.
(2)	For 2011 and 2010, tax fees consist of tax filing, compliance and other advisory services.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements and Supplementary Data – The financial statements and supplementary data filed as part of this Report are included in Item 8.

	2.	Financial Statement Schedules – These schedules are omitted for the reason they are not required or are not applicable.

	3.	Exhibits – The exhibits are listed in the index of exhibits required by Item 601 of Regulation S-K at Item (b) below and are incorporated herein by reference.

(b)	The index of required exhibits is included beginning on page 148 of this Report.

(c)	Not Applicable.

First Banks, Inc.
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Banks, Inc.:

We have audited the accompanying consolidated balance sheets of First Banks, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banks, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

St. Louis, Missouri
March 23, 2012

First Banks, Inc.
Consolidated Balance Sheets

(dollars expressed in thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents:
Cash and due from banks	$100,693	70,964
Short-term investments	371,318	924,794
Total cash and cash equivalents	472,011	995,758
Investment securities:
Available for sale	2,468,565	1,483,185
Held to maturity (fair value of $13,424 and $11,990, respectively)	12,817	11,152
Total investment securities	2,481,382	1,494,337
Loans:
Commercial, financial and agricultural	725,130	1,045,832
Real estate construction and development	249,987	490,766
Real estate mortgage	2,255,332	2,872,104
Consumer and installment	23,333	33,623
Loans held for sale	31,111	54,470
Net deferred loan fees	(942)	(4,511)
Total loans	3,283,951	4,492,284
Allowance for loan losses	(137,710)	(201,033)
Net loans	3,146,241	4,291,251
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	27,078	30,121
Bank premises and equipment, net	127,868	161,414
Goodwill and other intangible assets	121,967	129,054
Deferred income taxes	19,121	18,004
Other real estate and repossessed assets	129,896	140,665
Other assets	62,340	71,726
Assets held for sale	—	2,266
Assets of discontinued operations	21,009	43,532
Total assets	$6,608,913	7,378,128

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,209,759	1,167,206
Interest-bearing demand	884,168	919,973
Savings and money market	1,893,560	2,206,763
Time deposits of $100 or more	521,674	828,651
Other time deposits	942,669	1,335,822
Total deposits	5,451,830	6,458,415
Other borrowings	50,910	31,761
Subordinated debentures	354,057	353,981
Deferred income taxes	26,261	25,186
Accrued expenses and other liabilities	115,902	83,900
Liabilities held for sale	—	23,406
Liabilities of discontinued operations	346,282	94,184
Total liabilities	6,345,242	7,070,833

STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
$1.00 par value, 4,689,830 shares authorized, no shares issued and outstanding	—	—
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082
shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued
and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and
outstanding	288,203	284,737
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued
and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	12,480
Retained deficit	(183,351)	(120,827)
Accumulated other comprehensive income (loss)	16,066	(2,318)
Total First Banks, Inc. stockholders’ equity	169,719	210,393
Noncontrolling interest in subsidiaries	93,952	96,902
Total stockholders’ equity	263,671	307,295
Total liabilities and stockholders’ equity	$6,608,913	7,378,128

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.
Consolidated Statements of Operations

(dollars expressed in thousands, except share and per share data)
	Years Ended December 31,
	2011	2010	2009
Interest income:
Interest and fees on loans	$184,575	281,636	370,605
Investment securities:
Taxable	45,579	25,000	23,828
Nontaxable	481	595	919
Federal Reserve Bank and Federal Home Loan Bank stock	1,416	2,063	2,155
Short-term investments	1,634	3,544	2,825
Total interest income	233,685	312,838	400,332
Interest expense:
Deposits:
Interest-bearing demand	1,007	1,382	1,492
Savings and money market	8,015	13,210	20,327
Time deposits of $100 or more	7,579	14,405	21,988
Other time deposits	12,420	23,084	39,199
Other borrowings	15	7,844	10,023
Notes payable	—	—	37
Subordinated debentures	13,623	13,012	15,498
Total interest expense	42,659	72,937	108,564
Net interest income	191,026	239,901	291,768
Provision for loan losses	69,000	214,000	390,000
Net interest income (loss) after provision for loan losses	122,026	25,901	(98,232)
Noninterest income:
Service charges on deposit accounts and customer service fees	38,214	41,412	41,991
Gain on loans sold and held for sale	5,176	9,516	4,112
Net gain on investment securities	5,335	8,315	7,697
Net loss on derivative instruments	(193)	(2,925)	(4,874)
Decrease in fair value of servicing rights	(7,652)	(5,558)	(2,896)
Loan servicing fees	8,271	8,783	8,842
Other	11,733	17,594	14,495
Total noninterest income	60,884	77,137	69,367
Noninterest expense:
Salaries and employee benefits	77,267	81,865	84,496
Occupancy, net of rental income	23,138	25,927	24,521
Furniture and equipment	11,485	13,359	14,507
Postage, printing and supplies	2,748	3,353	4,225
Information technology fees	25,804	27,745	30,915
Legal, examination and professional fees	12,191	13,805	11,883
Goodwill impairment	—	—	75,000
Amortization of intangible assets	2,962	3,260	4,326
Advertising and business development	1,855	1,473	1,801
FDIC insurance	15,652	20,878	18,769
Write-downs and expenses on other real estate and repossessed assets	22,983	44,662	48,488
Other	29,974	57,654	26,433
Total noninterest expense	226,059	293,981	345,364
Loss from continuing operations, before provision for income taxes	(43,149)	(190,943)	(374,229)
(Benefit) provision for income taxes	(10,654)	4,114	2,393
Net loss from continuing operations, net of tax	(32,495)	(195,057)	(376,622)
Loss from discontinued operations, net of tax	(11,605)	(3,194)	(72,314)
Net loss	(44,100)	(198,251)	(448,936)
Less: net loss attributable to noncontrolling interest in subsidiaries	(2,950)	(6,514)	(21,315)
Net loss attributable to First Banks, Inc.	(41,150)	(191,737)	(427,621)
Preferred stock dividends declared and undeclared	17,908	16,980	16,536
Accretion of discount on preferred stock	3,466	3,381	3,299
Net loss available to common stockholders	$(62,524)	(212,098)	(447,456)
Basic and diluted loss per common share from continuing operations	$(2,151.99)	(8,829.08)	(15,854.85)
Basic and diluted loss per common share from discontinued operations	(490.47)	(134.99)	(3,056.25)
Basic and diluted loss per common share	$(2,642.46)	(8,964.07)	(18,911.10)
Weighted average shares of common stock outstanding	23,661	23,661	23,661

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.
Consolidated Statements of Changes in Stockholders’ Equity amd Comprehensive Income (Loss) Three Years Ended December 31, 2011

(dollars expressed in thousands)

	First Banks, Inc. Stockholders’ Equity
					Accu-
					mulated
					Other
					Compre-		Total
			Additional		hensive	Non-	Stock-
	Preferred	Common	Paid-In	Retained	Income	controlling	holders’
	Stock	Stock	Capital	Earnings	(Loss)	Interest	Equity
Balance, January 1, 2009	$308,463	5,915	9,685	536,714	6,195	129,383	996,355
Comprehensive loss:
Net loss	—	—	—	(427,621)	—	(21,315)	(448,936)
Other comprehensive income (loss):
Unrealized gains on investment securities,
net of tax	—	—	—	—	5,874	—	5,874
Reclassification adjustment for investment
securities gains included in net loss, net
of tax	—	—	—	—	(5,004)	—	(5,004)
Change in unrealized gains on derivative
instruments, net of tax	—	—	—	—	(5,755)	—	(5,755)
Pension liability adjustment, net of tax	—	—	—	—	(664)	—	(664)
Reclassification adjustments for deferred
tax asset valuation allowance	—	—	—	—	(3,110)	—	(3,110)
Total comprehensive loss							(457,595)
Purchase of noncontrolling interest in SBLS
LLC	—	—	2,795	—	—	(4,652)	(1,857)
Accretion of discount on preferred stock	3,299	—	—	(3,299)	—	—	—
Preferred stock dividends declared	—	—	—	(14,523)	—	—	(14,523)
Balance, December 31, 2009	311,762	5,915	12,480	91,271	(2,464)	103,416	522,380
Comprehensive loss:
Net loss	—	—	—	(191,737)	—	(6,514)	(198,251)
Other comprehensive income (loss):
Unrealized gains on investment securities,
net of tax	—	—	—	—	4,764	—	4,764
Reclassification adjustment for investment
securities gains included in net loss, net
of tax	—	—	—	—	(5,378)	—	(5,378)
Change in unrealized gains on derivative
instruments, net of tax	—	—	—	—	(3,734)	—	(3,734)
Pension liability adjustment, net of tax	—	—	—	—	(4)	—	(4)
Reclassification adjustments for deferred
tax asset valuation allowance	—	—	—	—	4,498	—	4,498
Total comprehensive loss							(198,105)
Accretion of discount on preferred stock	3,381	—	—	(3,381)	—	—	—
Preferred stock dividends declared	—	—	—	(16,980)	—	—	(16,980)
Balance, December 31, 2010	315,143	5,915	12,480	(120,827)	(2,318)	96,902	307,295
Comprehensive loss:
Net loss	—	—	—	(41,150)	—	(2,950)	(44,100)
Other comprehensive income (loss):
Unrealized gains on investment securities,
net of tax	—	—	—	—	22,676	—	22,676
Reclassification adjustment for investment
securities gains included in net loss, net
of tax	—	—	—	—	(3,461)	—	(3,461)
Pension liability adjustment, net of tax	—	—	—	—	(413)	—	(413)
Reclassification adjustments for deferred
tax asset valuation allowance	—	—	—	—	(418)	—	(418)
Total comprehensive loss							(25,716)
Accretion of discount on preferred stock	3,466	—	—	(3,466)	—	—	—
Preferred stock dividends declared	—	—	—	(17,908)	—	—	(17,908)
Balance, December 31, 2011	$318,609	5,915	12,480	(183,351)	16,066	93,952	263,671

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.
Consolidated Statements of Cash Flows

(dollars expressed in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss attributable to First Banks, Inc.	$(41,150)	(191,737)	(427,621)
Net loss attributable to noncontrolling interest in subsidiaries	(2,950)	(6,514)	(21,315)
Less: net loss from discontinued operations	(11,605)	(3,194)	(72,314)
Net loss from continuing operations	(32,495)	(195,057)	(376,622)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	13,053	16,001	16,838
Amortization of intangible assets	2,962	3,260	4,326
Amortization and accretion of investment securities	11,934	6,267	1,701
Goodwill impairment	—	—	75,000
Originations of loans held for sale	(274,254)	(396,855)	(568,966)
Proceeds from sales of loans held for sale	301,343	385,109	573,764
Payments received on loans held for sale	237	521	3,283
Provision for loan losses	69,000	214,000	390,000
Provision (benefit) for current income taxes	181	(437)	76
Benefit for deferred income taxes	(21,395)	(68,012)	(121,128)
Increase in deferred tax asset valuation allowance	10,560	72,563	123,445
Decrease in accrued interest receivable	3,884	5,732	5,173
Increase in accrued interest payable	7,948	4,148	268
Decrease in current income taxes receivable	89	2,488	62,050
Gain on loans sold and held for sale	(5,176)	(9,516)	(4,112)
Net gain on investment securities	(5,335)	(8,315)	(7,697)
Net loss on derivative instruments	193	2,925	4,874
Decrease in fair value of servicing rights	7,652	5,558	2,896
Write-downs on other real estate and repossessed assets	16,922	34,680	37,400
Net cash paid from termination of derivative instruments	—	(1,671)	—
Other operating activities, net	20,426	7,522	(1,241)
Net cash provided by operating activities – continuing operations	127,729	80,911	221,328
Net cash used in operating activities – discontinued operations	(12,505)	(11,340)	(55,062)
Net cash provided by operating activities	115,224	69,571	166,266
Cash flows from investing activities:
Net cash (paid) received for sale of assets and liabilities of discontinued operations,
net of cash and cash equivalents sold	(51,339)	(1,400,472)	155,695
Cash paid for sale of branches, net of cash and cash equivalents sold	(16,256)	(8,408)	(17,786)
Cash paid for earn-out consideration to Adrian N. Baker & Company	—	—	(2,939)
Proceeds from sales of investment securities available for sale	283,713	249,209	521,795
Maturities of investment securities available for sale	341,179	189,887	667,797
Maturities of investment securities held to maturity	1,660	2,418	3,667
Purchases of investment securities available for sale	(1,587,313)	(1,419,739)	(1,126,519)
Purchases of investment securities held to maturity	(3,450)	—	—
Redemptions of Federal Home Loan Bank and Federal Reserve Bank stock	3,577	35,068	6,422
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(534)	(113)	(23,666)
Proceeds from sales of commercial loans	65,867	107,414	157,230
Net decrease in loans	884,338	1,309,598	759,470
Recoveries of loans previously charged-off	22,304	52,102	13,682
Purchases of bank premises and equipment	(5,179)	(4,017)	(22,984)
Net proceeds from sales of other real estate and repossessed assets	65,398	108,321	66,710
Proceeds from termination of bank-owned life insurance policy	—	25,957	90,578
Cash paid attributable to noncontrolling interest in SBLS LLC	—	—	(1,857)
Other investing activities, net	2,109	3,621	833
Net cash provided by (used in) investing activities – continuing operations	6,074	(749,154)	1,248,128
Net cash provided by (used in) investing activities – discontinued operations	2,711	50,045	(20,081)
Net cash provided by (used in) investing activities	8,785	(699,109)	1,228,047

First Banks, Inc.
Consolidated Statements of Cash Flows (Continued)

(dollars expressed in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from financing activities:
(Decrease) increase in demand, savings and money market deposits	(84,767)	83,927	255,954
Decrease in time deposits	(495,427)	(170,926)	(101,747)
Decrease in Federal Reserve Bank advances	—	—	(100,000)
Advances drawn on Federal Home Loan Bank advances	—	—	600,000
Repayments of Federal Home Loan Bank advances	—	(600,000)	(200,710)
Increase (decrease) in securities sold under agreements to repurchase	19,376	(134,775)	(91,630)
Payment of preferred stock dividends	—	—	(6,365)
Net cash (used in) provided by financing activities – continuing operations	(560,818)	(821,774)	355,502
Net cash used in financing activities – discontinued operations	(86,938)	(69,181)	(75,880)
Net cash (used in) provided by financing activities	(647,756)	(890,955)	279,622
Net (decrease) increase in cash and cash equivalents	(523,747)	(1,520,493)	1,673,935
Cash and cash equivalents, beginning of year	995,758	2,516,251	842,316
Cash and cash equivalents, end of year	$472,011	995,758	2,516,251

Supplemental disclosures of cash flow information:
Cash paid for interest on liabilities	$34,711	68,789	108,206
Cash received for income taxes	(239)	(1,873)	(62,317)
Noncash investing and financing activities:
Loans transferred to other real estate and repossessed assets	$69,941	158,889	143,586
Bank premises and equipment transferred to other real estate and repossessed assets	6,537	—	—
Business combinations:
Goodwill and other intangible assets recorded with net assets acquired	$—	—	2,939

The accompanying notes are an integral part of the consolidated financial statements.

First Banks, Inc.
Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements of First Banks, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the noncontrolling interest in subsidiaries, as more fully described below and in Note 20 to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2010 and 2009 amounts have been made to conform to the 2011 presentation.

All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for a discussion regarding discontinued operations and certain assets and liabilities held for sale at December 31, 2011 and 2010.

The Company operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; FB Holdings, LLC (FB Holdings); Small Business Loan Source LLC (SBLS LLC); ILSIS, Inc.; FBIN, Inc.; SBRHC, Inc.; HVIIHC, Inc.; FBSA Missouri, Inc.; FBSA California, Inc.; NT Resolution Corporation; and LC Resolution Corporation. All of the subsidiaries are wholly owned as of December 31, 2011, except FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, a director of the Company, as further described in Note 20 to the consolidated financial statements. FB Holdings is included in the consolidated financial statements with the noncontrolling ownership interest reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiaries” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, reported as “net loss attributable to noncontrolling interest in subsidiaries” in the consolidated statements of operations.

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

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

First Bank, under its informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 14 to the consolidated financial statements, First Bank’s Tier 1 capital to total assets ratio was 8.37% at December 31, 2011.

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

On August 10, 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated notes relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 12 to the consolidated financial statements. The Company has deferred such payments for ten quarterly periods as of December 31, 2011. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated notes. Accordingly, the Company also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009, as further described in Note 13 to the consolidated financial statements. In conjunction with this election, the Company suspended the declaration of dividends on its Class A and Class B preferred stock, but continues to declare and accumulate dividends on its Class C Fixed Rate Cumulative Perpetual Preferred Stock (Class C Preferred Stock) and its Class D Fixed Rate Cumulative Perpetual Preferred Stock (Class D Preferred Stock). The Company has deferred such payments for ten quarterly periods as of December 31, 2011. As a result of the Company’s deferral of dividends on its Class C and Class D preferred stock to the United States Department of the Treasury (U.S. Treasury) for six quarters, the U.S. Treasury had the right to elect two directors to the Company’s Board. On July 13, 2011, the U.S. Treasury elected two members to the Company’s Board of Directors.

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

Significant Accounting Policies:

Cash and Cash Equivalents. Cash, due from banks and short-term investments, which include federal funds sold and interest-bearing deposits, are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows. Interest-bearing deposits were $371.3 million and $924.8 million at December 31, 2011 and 2010, respectively. The Company did not have any federal funds sold outstanding at December 31, 2011 and 2010.

First Bank is required to maintain certain daily reserve balances on hand in accordance with regulatory requirements. These reserve balances maintained in accordance with such requirements were $13.1 million and $14.4 million at December 31, 2011 and 2010, respectively.

Federal Reserve Bank and Federal Home Loan Bank Stock. First Bank is a member of the FRB system and the Federal Home Loan Bank (FHLB) system and maintains investments in FRB and FHLB stock. These investments are recorded at cost, which represents redemption value. The investment in FRB stock is maintained at a minimum of 6% of First Bank’s capital stock and capital surplus. The investment in FHLB of Des Moines stock is maintained at an amount equal to 0.12% of First Bank’s total assets, up to a maximum of $10.0 million, plus 4.45% of advances. Investments in FRB and FHLB of Des Moines stock were $18.3 million and $8.8 million, respectively, at December 31, 2011, and $19.9 million and $10.0 million, respectively, at December 31, 2010. First Bank also held an investment in stock of the FHLB of San Francisco as a nonmember of $238,000 at December 31, 2010. This investment was redeemed in 2011.

Investment Securities. The classification of investment securities as available for sale or held to maturity is determined at the date of purchase. Investment securities designated as available for sale, which represent any security that the Company has no immediate plan to sell but which may be sold in the future under different circumstances, are stated at fair value. Realized gains and losses are included in noninterest income, based on the amortized cost of the individual security sold. Unrealized gains and losses, net of related income tax effects, are recorded in accumulated other comprehensive income (loss). All previous fair value adjustments included in the separate component of accumulated other comprehensive income (loss) are reversed upon sale. Premiums and discounts incurred relative to the par value of securities purchased are amortized or accreted, respectively, on the level-yield method taking into consideration the level of current and anticipated prepayments. Investment securities designated as held to maturity, which represent any security that the Company has the positive intent and ability to hold to maturity, are stated at cost, net of amortization of premiums and accretion of discounts computed on the level-yield method taking into consideration the level of current and anticipated prepayments. A decline in the fair value of any available-for-sale or held-to-maturity investment security below its carrying value that is deemed to be other than temporary results in a reduction in the cost basis of the carrying value to fair value. The other-than-temporary impairment, which is not expected to be reversed, is charged to noninterest income and a new cost basis is established. When determining other-than-temporary impairment, consideration is given as to whether the Company has the ability and intent to hold the investment security until a market price recovery and whether evidence indicating the carrying value of the investment security is recoverable outweighs evidence to the contrary.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

A loan is classified as a troubled debt restructuring when all of the following conditions are present: (i) the borrower is experiencing financial difficulty, (ii) the Company makes a concession to the original contractual loan terms, and (iii) the Company would not consider the concessions but for economic or legal reasons related to the borrower’s financial difficulty. These concessions may include, but are not limited to, rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses. A loan that is modified at a market rate of interest may no longer be classified as a troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms. Performance prior to the restructuring is considered when assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of the restructuring or after a shorter performance period.

Acquired impaired loans are classified as nonaccrual loans and are initially measured at fair value with no allocated allowance for loan losses. An allowance for loan losses is recorded to the extent there is further credit deterioration subsequent to the acquisition date.

Loans Held for Sale. Loans held for sale are comprised of residential mortgage loans held for sale in the secondary mortgage market, frequently in the form of a mortgage-backed security, U.S. Small Business Administration (SBA) loans awaiting sale of the guaranteed portion to the SBA, and commercial real estate loans which may be identified for sale to specific buyers to achieve credit or loan concentration objectives. One-to-four-family residential mortgage loans held for sale are carried at fair value on a recurring basis. The determination of fair value is based on quoted market prices of comparable instruments obtained from independent pricing vendors based on recent trading activity and other relevant information. Other loans held for sale, primarily SBA loans, are carried at the lower of cost or market value, which is determined on an individual loan basis. The amount by which cost exceeds market value is recorded in a valuation allowance as a reduction of loans held for sale. Changes in the valuation allowance are reflected as part of the gain on loans sold and held for sale in the consolidated statements of operations in the periods in which the changes occur. Gains or losses on the sale of loans held for sale are determined on a specific identification basis and reflect the difference between the value received upon sale and the carrying value of the loans held for sale, including any recourse reserve established for potential repurchase obligations. Loans held for sale transferred to loans held for portfolio or available-for-sale investment securities are transferred at fair value.

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

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology follows the accounting guidance set forth in GAAP and the Interagency Policy Statement on the Allowance for Loan and Lease Losses, which was jointly issued by the Company’s regulatory agencies. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, substandard loans, special mention loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified problem loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The level of the allowance for loan losses reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss and recovery experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate determination of the appropriate level of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. The Company monitors whether or not the allowance for loan loss allocation model, as a whole, calculates an appropriate level of allowance for loan losses that moves in direct correlation to the general macroeconomic and loan portfolio conditions the Company experiences over time.

The Company’s allowance for loan losses consists of three elements: (i) specific valuation allowances based on probable losses on impaired loans; (ii) historical valuation allowances determined based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances based on general economic conditions and other risk factors both internal and external to the Company.

The specific valuation allowances established for probable losses on impaired loans are based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, as well as evaluation of legal options available to the Company. The amount of impairment is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the underlying collateral less applicable selling costs, or the observable market price of the loan. If foreclosure is probable or the loan is collateral dependent, impairment is measured using the fair value of the loan’s collateral, less estimated costs to sell. Large groups of homogeneous loans, such as residential mortgage, home equity and consumer and installment loans, are aggregated and collectively evaluated for impairment.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are updated on a quarterly basis based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool.

The components of the general valuation allowances include (i) additional reserves allocated to specific loan portfolio segments as a result of applying a qualitative adjustment factor to the base historical loss allocation; (ii) additional reserves allocated to specific geographical regions where negative trends are being experienced; and (iii) additional reserves established based on consideration of trends in past due loans, potential problem loans, performing troubled debt restructurings and nonaccrual loans and other qualitative and quantitative factors both internal and external to the Company which could affect potential credit losses.

Management believes that the level of the Company’s allowance for loan losses is appropriate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Goodwill and Other Intangible Assets. Goodwill and other intangible assets primarily consist of goodwill and core deposit intangibles. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested at least annually for impairment. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company amortizes its core deposit intangibles on a straight-line basis over the estimated periods to be benefitted, which have been estimated at five to seven years.

The goodwill impairment test is a two-step process which requires the Company to make assumptions regarding fair value. The Company’s policy allows management to make the determination of fair value using internal cash flow models or by engaging independent third parties. The first step consists of estimating the fair value of the reporting unit using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates, and comparable marketplace fair value data from within a comparable industry grouping. The Company compares the estimated fair value of its reporting unit to the carrying value, which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value to compute the goodwill impairment amount, if any. First Bank did not record any goodwill impairment in 2010 and 2011. Based on the results of the goodwill impairment analyses performed in 2009, First Bank recorded goodwill impairment of $75.0 million. Adverse changes in the economic environment, operations of the reporting unit, or other factors could result in a decline in the implied fair value of goodwill which could result in future goodwill impairment.

Servicing Rights. The Company has mortgage servicing rights and SBA servicing rights, which are measured at fair value as permitted by ASC Topic 860 – Accounting for Servicing of Financial Assets. Changes in the fair value of mortgage and SBA servicing rights are recognized in earnings in the period in which the change occurs and such changes are reflected in other noninterest income in the consolidated statements of operations. Servicing rights are valued based on valuation models that utilize assumptions based on the predominant risk characteristics of the underlying loans, including size, interest rate, weighted average life, cost to service and estimated prepayment speeds. The valuation models estimate the present value of estimated future net servicing income.

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

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

Other Real Estate and Repossessed Assets. Other real estate and repossessed assets, consisting of real estate and other assets acquired through foreclosure or deed in lieu of foreclosure, are stated at the lower of cost or fair value less applicable selling costs. The excess of cost over fair value of the property at the date of acquisition is charged to the allowance for loan losses. Subsequent reductions in carrying value, to reflect current fair value or costs incurred in maintaining the other real estate and repossessed assets, are charged to noninterest expense as incurred.

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

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2 – Discontinued Operations and Assets and Liabilities Held for Sale

Discontinued Operations. The assets and liabilities associated with the transactions described (and defined) below were previously reported in the First Bank segment and were sold as part of the Company’s Capital Plan to preserve risk-based capital. The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities related to the Florida Region as of December 31, 2011, to the assets and liabilities sold during the second quarter of 2011 related to the Northern Illinois Region as of December 31, 2010, and to the operations of the Florida, Northern Illinois, Chicago and Texas Regions, in addition to the operations of WIUS and MVP, for the years ended December 31, 2011, 2010 and 2009, as applicable. The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations.

All financial information in the consolidated financial statements and notes to the consolidated financial statements is reported on a continuing operations basis, unless otherwise noted.

Florida Region. On January 25, 2012, First Bank entered into a Branch Purchase and Assumption Agreement that provides for the sale of certain assets and the transfer of certain liabilities associated with First Bank’s Florida franchise (Florida Region) to an unaffiliated financial institution, as further described in Note 25 to the consolidated financial statements. Under the terms of the agreement, the unaffiliated financial institution is to assume approximately $345.9 million of deposits associated with First Bank’s 19 Florida retail branches for a premium of 2.3%. The unaffiliated financial institution is also expected to purchase premises and equipment and assume the leases associated with the Florida Region at a discount of $1.2 million. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the second or third quarter of 2012. The assets and liabilities associated with the Florida Region are reflected in assets and liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2011.

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

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Adrian N. Baker & Company. On September 18, 2009, First Bank and Adrian N. Baker & Company signed a Stock Purchase Agreement that provided for the sale of First Bank’s subsidiary, ANB, to AHM Corporation Holdings, Inc. (AHM). Under the terms of the agreement, AHM purchased all of the capital stock of ANB for a purchase price of $14.3 million. The sale of ANB was completed on September 30, 2009 and resulted in a gain of $120,000 during 2009, after the write-off of goodwill and intangible assets of $13.0 million allocated to ANB.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

Assets and liabilities of discontinued operations at December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010
	Florida	Northern Illinois
	(dollars expressed in thousands)
Cash and due from banks	$2,147	693
Loans:
Commercial, financial and agricultural	65	6,891
Real estate construction and development	—	50
Residential real estate	—	13,953
Multi-family residential	—	135
Commercial real estate	—	17,253
Consumer and installment, net of net deferred loan fees	263	1,983
Total loans	328	40,265
Bank premises and equipment, net	14,496	850
Goodwill and other intangible assets	4,000	1,558
Other assets	38	166
Assets of discontinued operations	$21,009	43,532
Deposits:
Noninterest-bearing demand	$24,966	11,223
Interest-bearing demand	23,144	17,619
Savings and money market	158,328	23,832
Time deposits of $100 or more	48,613	5,789
Other time deposits	90,823	35,613
Total deposits	345,874	94,076
Other borrowings	272	—
Accrued expenses and other liabilities	136	108
Liabilities of discontinued operations	$346,282	94,184

Loss from discontinued operations, net of tax, for the year ended December 31, 2011 was as follows:

		Northern
	Florida	Illinois	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$18	895	913
Interest expense:
Interest on deposits	4,040	261	4,301
Net interest (loss) income	(4,022)	634	(3,388)
Provision for loan losses	—	—	—
Net interest (loss) income after provision for loan losses	(4,022)	634	(3,388)
Noninterest income:
Service charges and customer service fees	1,298	259	1,557
Loan servicing fees	—	5	5
Other	24	—	24
Total noninterest income	1,322	264	1,586
Noninterest expense:
Salaries and employee benefits	4,576	357	4,933
Occupancy, net of rental income	2,495	68	2,563
Furniture and equipment	727	29	756
Legal, examination and professional fees	25	6	31
Amortization of intangible assets	125	—	125
FDIC insurance	920	100	1,020
Other	733	67	800
Total noninterest expense	9,601	627	10,228
(Loss) income from operations of discontinued operations	(12,301)	271	(12,030)
Net gain on sale of discontinued operations	—	425	425
Net (loss) income from discontinued operations, net of tax	$(12,301)	696	(11,605)

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

Loss from discontinued operations, net of tax, for the year ended December 31, 2010 was as follows:

		Northern
	Florida	Illinois	Chicago	Texas	WIUS	MVP	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$18	9,629	2,391	1,816	33	—	13,887
Interest expense:
Interest on deposits	6,388	4,232	2,550	1,796	—	—	14,966
Other borrowings	—	—	—	3	(2)	—	1
Total interest expense	6,388	4,232	2,550	1,799	(2)	—	14,967
Net interest (loss) income	(6,370)	5,397	(159)	17	35	—	(1,080)
Provision for loan losses	—	—	—	—	—	—	—
Net interest (loss) income after provision for loan losses	(6,370)	5,397	(159)	17	35	—	(1,080)
Noninterest income:
Service charges and customer service fees	1,358	2,500	523	1,192	—	—	5,573
Investment management income	—	—	—	—	—	787	787
Loan servicing fees	—	—	—	101	—	—	101
Other	14	30	254	60	—	(1)	357
Total noninterest income	1,372	2,530	777	1,353	—	786	6,818
Noninterest expense:
Salaries and employee benefits	4,561	3,403	2,137	2,843	32	517	13,493
Occupancy, net of rental income	2,482	1,115	606	1,148	—	59	5,410
Furniture and equipment	1,095	365	178	345	—	17	2,000
Legal, examination and professional fees	13	62	123	111	153	115	577
Amortization of intangible assets	65	319	—	—	—	—	384
FDIC insurance	1,422	1,650	292	478	—	—	3,842
Other	745	709	424	860	184	29	2,951
Total noninterest expense	10,383	7,623	3,760	5,785	369	737	28,657
(Loss) income from operations of discontinued operations	(15,381)	304	(3,142)	(4,415)	(334)	49	(22,919)
Net gain (loss) on sale of discontinued operations	—	6,355	8,414	4,984	(29)	(156)	19,568
Benefit for income taxes	—	—	—	—	(157)	—	(157)
Net (loss) income from discontinued operations, net of tax	$(15,381)	6,659	5,272	569	(206)	(107)	(3,194)

Loss from discontinued operations, net of tax, for the year ended December 31, 2009 was as follows:

		Northern
	Florida	Illinois	Chicago	Texas	WIUS	MVP	ANB	Total
Interest income:
Interest and fees on loans	$18	13,925	17,191	5,483	20,224	—	—	56,841
Interest expense:
Interest on deposits	10,792	9,017	26,961	8,006	—	—	—	54,776
Other borrowings	1	8	6	10	16	—	—	41
Total interest expense	10,793	9,025	26,967	8,016	16	—	—	54,817
Net interest (loss) income	(10,775)	4,900	(9,776)	(2,533)	20,208	—	—	2,024
Provision for loan losses	—	—	—	—	—	—	—	—
Net interest (loss) income after provision for loan losses	(10,775)	4,900	(9,776)	(2,533)	20,208	—	—	2,024
Noninterest income:
Service charges and customer service fees	1,320	3,404	4,179	4,378	782	—	—	14,063
Gain on loans sold and held for sale	—	—	—	218	—	—	—	218
Investment management income	—	—	—	—	—	2,316	—	2,316
Insurance fee and commission income	—	—	—	—	—	—	5,828	5,828
Loan servicing fees	—	—	7	383	—	—	—	390
Other	4	68	273	112	14	1	5	477
Total noninterest income	1,324	3,472	4,459	5,091	796	2,317	5,833	23,292
Noninterest expense:
Salaries and employee benefits	4,817	4,518	10,200	8,050	5,785	2,712	3,191	39,273
Occupancy, net of rental income	2,519	1,509	4,144	4,002	314	199	330	13,017
Furniture and equipment	1,232	549	1,101	1,100	1,253	69	50	5,354
Legal, examination and professional fees	5	86	508	667	2,453	434	542	4,695
Amortization of intangible assets	65	600	1,037	1,619	1,207	—	216	4,744
FDIC insurance	1,345	2,132	3,108	1,488	—	—	—	8,073
Other	889	1,023	1,997	2,891	2,049	139	500	9,488
Total noninterest expense	10,872	10,417	22,095	19,817	13,061	3,553	4,829	84,644
(Loss) income from operations of discontinued operations	(20,323)	(2,045)	(27,412)	(17,259)	7,943	(1,236)	1,004	(59,328)
Net (loss) gain on sale of discontinued operations	—	—	—	—	(13,077)	—	120	(12,957)
Provision for income taxes	—	—	—	—	27	—	2	29
Net (loss) income from discontinued operations, net of tax	$(20,323)	(2,045)	(27,412)	(17,259)	(5,161)	(1,236)	1,122	(72,314)

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

Assets Held for Sale and Liabilities Held for Sale. On January 28, 2011, First Bank entered into a Branch Purchase and Assumption Agreement that provided for the sale of First Bank’s Edwardsville, Illinois branch office (Edwardsville Branch) to National Bank. The transaction was completed on April 29, 2011 and resulted in a gain of $263,000, after the write-off of goodwill of $500,000 allocated to the transaction. Under the terms of the agreement, National Bank assumed $10.4 million of deposits associated with the Edwardsville Branch for a premium of $130,000. National Bank also purchased $667,000 of loans associated with the Edwardsville Branch at a premium of 0.5%, or $3,000, and premises and equipment associated with the Edwardsville Branch at a premium of approximately $640,000.

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

On January 22, 2010, First Bank completed the sale of its banking office located in Lawrenceville, Illinois (Lawrenceville Branch) to The Peoples State Bank of Newton (Peoples). The transaction resulted in a gain of $168,000, after the write-off of goodwill of $1.0 million allocated to the Lawrenceville Branch, during the first quarter of 2010. In conjunction with the transaction, Peoples assumed $23.7 million of deposits for a premium of 5.0%, or $1.2 million, as well as certain other liabilities, and purchased $13.5 million of loans at par value as well as certain other assets, including premises and equipment.

On November 23, 2009, First Bank completed the sale of its banking office located in Springfield, Illinois (Springfield Branch) to First Bankers Trust Company, National Association, a subsidiary of First Bankers Trustshares, Inc., resulting in a gain of $309,000, after the write-off of goodwill of $1.0 million allocated to the Springfield Branch. At the time of the transaction, the Springfield Branch had deposits of $20.1 million and loans of $887,000.

The assets and liabilities associated with the Edwardsville and San Jose Branches were reflected in assets held for sale and liabilities held for sale in the consolidated balance sheet as of December 31, 2010. The Edwardsville, San Jose, Lawrenceville and Springfield Branch sales were not included in discontinued operations as the Company has continuing involvement in the respective regions.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3 – Investments in Debt and Equity Securities

Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2011 and 2010 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)
December 31, 2011:
Carrying value:
U.S. Government sponsored agencies	$1,000	231,691	107,019	—	339,710	2,107	—	341,817	1.75%
Residential mortgage- backed	—	2,726	64,309	1,821,209	1,888,244	36,908	(232)	1,924,920	2.27
Commercial mortgage- backed	—	—	818	—	818	92	—	910	4.86
State and political subdivisions	310	4,088	786	—	5,184	226	—	5,410	4.00
Corporate notes	—	122,941	65,088	5,000	193,029	—	(9,216)	183,813	3.28
Equity investments	—	—	—	11,678	11,678	17	—	11,695	3.53
Total	$1,310	361,446	238,020	1,837,887	2,438,663	39,350	(9,448)	2,468,565	2.29
Fair value:
Debt securities	$1,314	357,194	236,824	1,861,538
Equity securities	—	—	—	11,695
Total	$1,314	357,194	236,824	1,873,233

Weighted average yield	2.93%	2.07%	2.56%	2.29%

December 31, 2010:
Carrying value:
U.S. Treasury	$—	101,478	—	—	101,478	4	(280)	101,202	0.73%
U.S. Government sponsored agencies	—	20,220	—	—	20,220	199	(87)	20,332	1.70
Residential mortgage- backed	262	5,646	15,152	1,320,364	1,341,424	9,447	(9,293)	1,341,578	2.48
Commercial mortgage- backed	—	—	966	—	966	42	—	1,008	4.19
State and political subdivisions	2,507	4,031	1,540	—	8,078	309	—	8,387	3.96
Equity investments	—	—	—	10,678	10,678	—	—	10,678	3.41
Total	$2,769	131,375	17,658	1,331,042	1,482,844	10,001	(9,660)	1,483,185	2.37
Fair value:
Debt securities	$2,832	131,600	17,912	1,320,163
Equity securities	—	—	—	10,678
Total	$2,832	131,600	17,912	1,330,841

Weighted average yield	4.01%	1.12%	2.09%	2.49%

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2011 and 2010 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)
December 31, 2011:
Carrying value:
Residential mortgage- backed	$—	—	728	615	1,343	116	—	1,459	5.06%
Commercial mortgage- backed	—	6,310	—	—	6,310	447	—	6,757	5.16
State and political subdivisions	1,372	2,004	254	1,534	5,164	44	—	5,208	4.20
Total	$1,372	8,314	982	2,149	12,817	607	—	13,424	4.76
Fair value:
Debt securities	$1,387	8,768	1,056	2,213

Weighted average yield	2.55%	4.67%	4.60%	6.61%

December 31, 2010:
Carrying value:
Residential mortgage- backed	$—	—	962	912	1,874	132	—	2,006	5.15%
Commercial mortgage- backed	—	6,437	—	—	6,437	440	—	6,877	5.16
State and political subdivisions	—	733	574	1,534	2,841	266	—	3,107	5.66
Total	$—	7,170	1,536	2,446	11,152	838	—	11,990	5.29
Fair value:
Debt securities	$—	7,645	1,635	2,710

Weighted average yield	—%	4.99%	4.71%	6.51%

Proceeds from sales of available-for-sale investment securities were $283.7 million, $249.2 million and $521.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Proceeds from calls of investment securities were $56.0 million, $2.4 million and $2.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Gross realized gains and gross realized losses on investment securities for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(dollars expressed in thousands)
Gross realized gains on sales of available-for-sale securities	$5,286	8,350	9,541
Gross realized losses on sales of available-for-sale securities	(1)	(31)	(653)
Other-than-temporary impairment	(3)	(4)	(1,206)
Gross realized gains on calls	53	—	15
Net realized gains	$5,335	8,315	7,697

The impairment recorded during 2011, 2010 and 2009 represented the difference between the cost basis and fair value of the securities as of the respective impairment dates. The Company recorded other-than-temporary impairment of $1.2 million for the year ended December 31, 2009 on equity investments in the common stock of two companies in the financial services industry, which management considered to have been caused by economic events impacting the financial services industry as a whole. The Company sold these equity investments in 2010.

Investment securities with a carrying value of approximately $228.9 million and $234.9 million at December 31, 2011 and 2010, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010, were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars expressed in thousands)
December 31, 2011:
Available for sale:
Residential mortgage-backed	$67,395	(126)	22,349	(106)	89,744	(232)
Corporate notes	173,813	(9,216)	—	—	173,813	(9,216)
Total	$241,208	(9,342)	22,349	(106)	263,557	(9,448)

December 31, 2010:
Available for sale:
U.S. Treasury	$91,193	(280)	—	—	91,193	(280)
U.S. Government sponsored agencies	8,731	(87)	—	—	8,731	(87)
Residential mortgage-backed	544,657	(9,218)	341	(75)	544,998	(9,293)
Total	$644,581	(9,585)	341	(75)	644,922	(9,660)

The Company does not believe that the investment securities that were in an unrealized loss position at December 31, 2011 and 2010 are other-than-temporarily impaired. The unrealized losses on the investment securities were primarily attributable to fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that First Bank will not be required to sell these securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired. The unrealized losses for residential mortgage-backed securities for 12 months or more at December 31, 2011 and 2010 included 11 and nine securities, respectively.

Note 4 – Loans and Allowance for Loan Losses

The following table summarizes the composition of the loan portfolio at December 31, 2011 and 2010:

	2011	2010
	(dollars expressed in thousands)
Commercial, financial and agricultural	$725,130	1,045,832
Real estate construction and development	249,987	490,766
Real estate mortgage:
One-to-four-family residential	902,438	1,050,895
Multi-family residential	127,356	178,289
Commercial real estate	1,225,538	1,642,920
Consumer and installment	23,333	33,623
Loans held for sale	31,111	54,470
Net deferred loan fees	(942)	(4,511)
Loans, net of net deferred loan fees	$3,283,951	4,492,284

At December 31, 2011 and 2010, approximately 94% of the total loan portfolio, and 88% and 86% of the commercial, financial and agricultural loan portfolio, respectively, were made to borrowers within the Company’s primary market areas of California, Florida, central and southern Illinois and Missouri, and within markets where First Bank previously had, but no longer has, operations, specifically Northern Illinois and Texas.

Real estate lending constitutes the only significant concentration of credit risk. Real estate loans comprised approximately 77% and 76% of the loan portfolio at December 31, 2011 and 2010, respectively, of which 37% and 32%, respectively, were made to consumers in the form of residential real estate mortgages and home equity lines of credit. First Bank also offers residential real estate mortgage loans with terms that require interest only payments. At December 31, 2011, the balance of such loans, all of which were held for portfolio, was approximately $40.2 million, of which approximately 14.5% were delinquent. At December 31, 2010, the balance of such loans, all of which were held for portfolio, was approximately $59.1 million, of which approximately 24.2% were delinquent.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

In general, the Company is a secured lender. At December 31, 2011 and 2010, 99% of the loan portfolio was collateralized. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

First Bank originates certain one-to-four-family residential mortgage loans for sale in the secondary market. First Bank has a repurchase obligation on these loans in the event of fraud or, on certain loans, early payment default. The early payment default provisions generally range from four months to one year after sale of the loan in the secondary market. First Bank has not sold any one-to-four-family residential mortgage loans into the secondary market with early payment default provisions since 2007.

Loans to directors, their affiliates and executive officers of the Company were approximately $20.7 million and $9.1 million at December 31, 2011 and 2010, respectively, as further described in Note 20 to the consolidated financial statements.

Loans with a carrying value of approximately $1.40 billion and $2.06 billion at December 31, 2011 and 2010, respectively, were pledged as collateral under borrowing arrangements with the FRB and the FHLB. At December 31, 2011 and 2010, First Bank had no outstanding advances under these borrowing arrangements.

Aging of Loans. The following table presents the aging of loans by loan classification at December 31, 2011 and 2010:

							Recorded
							Investment
	30-59	60-89	90 Days and	Total Past			> 90 Days
	Days	Days	Over	Due	Current	Total Loans	Accruing
	(dollars expressed in thousands)
December 31, 2011:
Commercial, financial and
agricultural	$1,602	2,085	56,435	60,122	665,008	725,130	1,095
Real estate construction and
development	170	3,033	71,244	74,447	175,540	249,987	—
One-to-four-family residential:
Bank portfolio	4,506	2,577	15,052	22,135	143,443	165,578	362
Mortgage Division portfolio	5,994	1,571	16,778	24,343	342,572	366,915	—
Home equity	3,990	2,151	7,796	13,937	356,008	369,945	856
Multi-family residential	—	118	7,975	8,093	119,263	127,356	—
Commercial real estate	3,888	7,092	47,689	58,669	1,166,869	1,225,538	427
Consumer and installment	396	192	26	614	21,777	22,391	4
Loans held for sale	—	—	—	—	31,111	31,111	—
Total	$20,546	18,819	222,995	262,360	3,021,591	3,283,951	2,744

December 31, 2010:
Commercial, financial and
agricultural	$5,574	7,286	68,274	81,134	964,698	1,045,832	909
Real estate construction and
development	1,523	10,816	137,176	149,515	341,251	490,766	2,932
One-to-four-family residential:
Bank portfolio	5,157	2,296	14,845	22,298	217,065	239,363	366
Mortgage Division portfolio	9,998	4,968	33,386	48,352	363,601	411,953	—
Home equity	5,373	1,658	8,438	15,469	384,110	399,579	1,316
Multi-family residential	16,279	1,670	12,960	30,909	147,380	178,289	—
Commercial real estate	9,391	15,252	129,187	153,830	1,489,090	1,642,920	—
Consumer and installment	515	265	165	945	28,167	29,112	—
Loans held for sale	—	—	—	—	54,470	54,470	—
Total	$53,810	44,211	404,431	502,452	3,989,832	4,492,284	5,523

Under the Company’s loan policy, loans are placed on nonaccrual status once principal or interest payments become 90 days past due. However, individual loan officers may submit written requests for approval to continue the accrual of interest on loans that become 90 days past due. These requests may be submitted for approval consistent with the authority levels provided in the Company’s credit approval policies, and they are only granted if an expected near term future event, such as a pending renewal or expected payoff, exists at the time the loan becomes 90 days past due. If the expected near term future event does not occur as anticipated, the loan is then placed on nonaccrual status. At December 31, 2011 and 2010, the Company had $2.7 million and $5.5 million, respectively, of loans past due 90 days or more and still accruing interest.

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

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

The following table presents the credit exposure of the commercial loan portfolio by internally assigned credit grade as of December 31, 2011 and 2010:

		Real Estate
		Construction
	Commercial	and		Commercial
	and Industrial	Development	Multi-family	Real Estate	Total
	(dollars expressed in thousands)
December 31, 2011:
Pass	$606,933	57,594	68,748	973,553	1,706,828
Special mention	25,742	11,977	18,678	119,478	175,875
Substandard	32,851	97,158	28,789	60,876	219,674
Performing troubled debt restructuring	4,264	12,014	3,166	24,369	43,813
Nonaccrual	55,340	71,244	7,975	47,262	181,821
	$725,130	249,987	127,356	1,225,538	2,328,011

December 31, 2010:
Pass	$829,820	151,686	112,369	1,285,902	2,379,777
Special mention	48,264	73,464	47,376	113,469	282,573
Substandard	100,383	128,227	5,584	95,933	330,127
Performing troubled debt restructuring	—	3,145	—	18,429	21,574
Nonaccrual	67,365	134,244	12,960	129,187	343,756
	$1,045,832	490,766	178,289	1,642,920	3,357,807

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents the credit exposure of the one-to-four-family residential mortgage Bank portfolio and home equity portfolio by internally assigned credit grade as of December 31, 2011 and 2010:

	Bank	Home
	Portfolio	Equity	Total
	(dollars expressed in thousands)
December 31, 2011:
Pass	$131,973	358,801	490,774
Special mention	12,797	954	13,751
Substandard	6,118	3,250	9,368
Nonaccrual	14,690	6,940	21,630
	$165,578	369,945	535,523

December 31, 2010:
Pass	$175,947	389,566	565,513
Special mention	17,358	1,316	18,674
Substandard	31,579	1,575	33,154
Nonaccrual	14,479	7,122	21,601
	$239,363	399,579	638,942

The following table presents the credit exposure of the one-to-four-family residential Mortgage Division portfolio and consumer and installment portfolio by payment activity as of December 31, 2011 and 2010:

	Mortgage	Consumer
	Division	and
	Portfolio	Installment	Total
	(dollars expressed in thousands)
December 31, 2011:
Pass	$263,079	22,369	285,448
Substandard	4,429	—	4,429
Performing troubled debt restructuring	82,629	—	82,629
Nonaccrual	16,778	22	16,800
	$366,915	22,391	389,306

December 31, 2010:
Pass	$277,379	28,947	306,326
Substandard	9,859	—	9,859
Performing troubled debt restructuring	91,329	—	91,329
Nonaccrual	33,386	165	33,551
	$411,953	29,112	441,065

Impaired Loans. Loans deemed to be impaired include performing TDRs and nonaccrual loans. Impaired loans with outstanding balances equal to or greater than $500,000 are evaluated individually for impairment. For these loans, the Company measures the level of impairment based on the present value of the estimated projected cash flows or the estimated value of the collateral. If the current valuation is lower than the current book balance of the loan, the negative difference is evaluated for possible charge-off. In instances where management determines that a charge-off is not appropriate, a specific reserve is established for the individual loan in question. This specific reserve is included as a part of the overall allowance for loan losses.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables present the recorded investment, unpaid principal balance, related allowance for loan losses, average recorded investment and interest income recognized while on impaired status for impaired loans without a related allowance for loan losses and for impaired loans with a related allowance for loan losses by loan classification at December 31, 2011 and 2010:

		Unpaid	Related	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income
	Investment	Balance	Loan Losses	Investment	Recognized
	(dollars expressed in thousands)
December 31, 2011:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$20,494	38,785	—	25,294	336
Real estate construction and development	62,524	64,025	—	80,230	72
Real estate mortgage:
Bank portfolio	3,274	3,349	—	3,291	—
Mortgage Division portfolio	10,250	22,541	—	11,352	—
Home equity portfolio	196	198	—	210	—
Multi-family residential	7,961	8,193	—	8,358	92
Commercial real estate	45,452	46,485	—	59,613	435
Consumer and installment	1	1	—	2	—
	150,152	183,577	—	188,350	935
With A Related Allowance Recorded:
Commercial, financial and agricultural	39,110	66,497	5,475	48,270	—
Real estate construction and development	20,734	39,586	3,432	26,605	183
Real estate mortgage:
Bank portfolio	11,416	12,496	796	11,473	—
Mortgage Division portfolio	89,157	98,118	15,324	98,739	2,306
Home equity portfolio	6,744	7,217	1,388	7,212	—
Multi-family residential	3,180	3,213	335	3,339	—
Commercial real estate	26,179	32,926	3,875	34,335	168
Consumer and installment	21	21	4	60	—
	196,541	260,074	30,629	230,033	2,657
Total:
Commercial, financial and agricultural	59,604	105,282	5,475	73,564	336
Real estate construction and development	83,258	103,611	3,432	106,835	255
Real estate mortgage:
Bank portfolio	14,690	15,845	796	14,764	—
Mortgage Division portfolio	99,407	120,659	15,324	110,091	2,306
Home equity portfolio	6,940	7,415	1,388	7,422	—
Multi-family residential	11,141	11,406	335	11,697	92
Commercial real estate	71,631	79,411	3,875	93,948	603
Consumer and installment	22	22	4	62	—
	$346,693	443,651	30,629	418,383	3,592

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

		Unpaid	Related	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income
	Investment	Balance	Loan Losses	Investment	Recognized
	(dollars expressed in thousands)
December 31, 2010:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$9,777	29,258	—	9,244	246
Real estate construction and development	40,527	40,997	—	79,408	38
Real estate mortgage:
Bank portfolio	4,141	4,324	—	4,088	—
Mortgage Division portfolio	15,469	34,113	—	15,536	—
Home equity portfolio	—	—	—	—	—
Multi-family residential	5,555	5,702	—	4,833	—
Commercial real estate	54,317	56,983	—	47,881	1,249
Consumer and installment	—	—	—	—	—
	129,786	171,377	—	160,990	1,533
With A Related Allowance Recorded:
Commercial, financial and agricultural	57,588	70,668	6,617	54,448	21
Real estate construction and development	96,862	187,568	10,605	189,790	695
Real estate mortgage:
Bank portfolio	10,338	12,550	372	10,204	—
Mortgage Division portfolio	109,246	117,075	16,746	109,721	3,697
Home equity portfolio	7,122	7,601	1,155	5,302	—
Multi-family residential	7,405	12,349	1,024	6,443	—
Commercial real estate	93,299	120,311	14,329	82,244	—
Consumer and installment	165	165	55	290	—
	382,025	528,287	50,903	458,442	4,413
Total:
Commercial, financial and agricultural	67,365	99,926	6,617	63,692	267
Real estate construction and development	137,389	228,565	10,605	269,198	733
Real estate mortgage:
Bank portfolio	14,479	16,874	372	14,292	—
Mortgage Division portfolio	124,715	151,188	16,746	125,257	3,697
Home equity portfolio	7,122	7,601	1,155	5,302	—
Multi-family residential	12,960	18,051	1,024	11,276	—
Commercial real estate	147,616	177,294	14,329	130,125	1,249
Consumer and installment	165	165	55	290	—
	$511,811	699,664	50,903	619,432	5,946

Recorded investment represents the Company’s investment in its impaired loans reduced by cumulative charge-offs recorded against the allowance for loan losses on these same loans. At December 31, 2011 and 2010, the Company had recorded charge-offs of $97.0 million and $187.9 million, respectively, on its impaired loans, representing the difference between the unpaid principal balance and the recorded investment reflected in the tables above. The unpaid principal balance represents the principal amount contractually owed to the Company by the borrowers on the impaired loans.

The aggregate allocation of the allowance for loan losses related to impaired loans was approximately $30.6 million and $50.9 million at December 31, 2011 and 2010, respectively.

The Company had $346.7 million and $511.8 million of impaired loans, consisting of loans on nonaccrual status and performing TDRs, at December 31, 2011 and 2010, respectively. Interest on impaired loans that would have been recorded under the original terms of the loans was $34.2 million, $46.3 million and $64.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Of these amounts, $8.0 million, $14.2 million and $23.0 million was recorded as interest income on such loans in 2011, 2010 and 2009, respectively. The average recorded investment in impaired loans was $418.4 million, $619.4 million and $565.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The amount of interest income recognized during the time these loans were impaired was $3.6 million, $5.9 million and $4.7 million in 2011, 2010 and 2009, respectively.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

Impaired Loans Acquired in Acquisitions. There were no outstanding impaired loans acquired in acquisitions at December 31, 2011. The outstanding balance and carrying amount of impaired loans acquired in acquisitions was $1.4 million and $314,000, respectively, at December 31, 2010. As the loans were classified as nonaccrual loans, there was no accretable yield related to these loans at December 31, 2010. Changes in the carrying amount of impaired loans acquired in acquisitions for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
	(dollars expressed in thousands)
Balance, beginning of year	$314	1,945
Transfers to other real estate	(49)	(721)
Loans charged-off	(62)	(872)
Payments and settlements	(203)	(38)
Balance, end of year	$—	314

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

Loan modifications are generally performed at the request of the individual borrower and may include reduction in interest rates, changes in payments and maturity date extensions. Although the Company does not have formal, standardized loan modification programs for its commercial or consumer loan portfolios, it participates in the U.S. Department of the Treasury’s (U.S. Treasury) Home Affordable Modification Program (HAMP). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. At December 31, 2011 and 2010, the Company had $75.9 million and $64.2 million, respectively, of modified loans in the HAMP program.

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

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending upon the individual facts and circumstances of the loan. TDRs accruing interest are classified as performing TDRs. The following table presents the categories of performing TDRs as of December 31, 2011 and 2010:

	2011	2010
	(dollars expressed in thousands)
Performing Troubled Debt Restructurings:
Commercial, financial and agricultural	$4,264	—
Real estate construction and development	12,014	3,145
Real estate mortgage:
One-to-four-family residential	82,629	91,329
Multi-family residential	3,166	—
Commercial real estate	24,369	18,429
Total performing troubled debt restructurings	$126,442	112,903

The Company does not accrue interest on TDRs which have been modified for a period less than six months or are not in compliance with the modified terms. These loans are considered nonperforming TDRs and are included with other nonaccrual loans for classification purposes. The following table presents the categories of loans considered nonperforming TDRs as of December 31, 2011 and 2010:

	2011	2010
	(dollars expressed in thousands)
Nonperforming Troubled Debt Restructurings:
Commercial, financial and agricultural	$1,344	5,432
Real estate construction and development	25,603	9,927
Real estate mortgage:
One-to-four-family residential	6,205	4,923
Commercial real estate	7,605	5,909
Total nonperforming troubled debt restructurings	$40,757	26,191

Both performing and nonperforming TDRs are considered to be impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses. The allowance for loan losses allocated to TDRs was $12.8 million and $11.4 million at December 31, 2011 and 2010, respectively.

The following table presents loans classified as TDRs that were modified during the year ended December 31, 2011:

	2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
Loan Modifications as Troubled Debt Restructurings:	of Contracts	Investment	Investment
	(dollars expressed in thousands)
Commercial, financial and agricultural	3	$1,945	$1,945
Real estate construction and development	8	42,784	38,166
Real estate mortgage:
One-to-four-family residential	118	23,607	22,377
Multi-family residential	1	4,964	3,209
Commercial real estate	5	34,113	26,890

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents TDRs that defaulted within 12 months of modification during the year ended December 31, 2011:

	2011
	Number of	Recorded
Troubled Debt Restructurings That Subsequently Defaulted:	Contracts	Investment
	(dollars expressed in thousands)
Real estate construction and development	1	$460
Real estate mortgage:
One-to-four-family residential	45	9,523
Commercial real estate	1	1,144

Upon default of a TDR, which is considered to be 90 days or more past due under the modified terms, impairment is measured based on the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses.

Allowance for Loan Losses. Changes in the allowance for loan losses for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(dollars expressed in thousands)
Balance, beginning of year	$201,033	266,448	220,214
Allowance for loan losses allocated to loans sold	—	(321)	(4,725)
	201,033	266,127	215,489
Loans charged-off	(154,627)	(331,196)	(352,723)
Recoveries of loans previously charged-off	22,304	52,102	13,682
Net loans charged-off	(132,323)	(279,094)	(339,041)
Provision for loan losses	69,000	214,000	390,000
Balance, end of year	$137,710	201,033	266,448

The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2011 and 2010, in addition to the impairment method used by loan category at December 31, 2011 and 2010:

		Real Estate
	Commercial	Construction	One-to-Four	Multi-		Consumer
	and	and	Family	Family	Commercial	and
	Industrial	Development	Residential	Residential	Real Estate	Installment	Total
			(dollars expressed in thousands)
Year ended December 31, 2011:
Allowance for loan losses:
Beginning balance	$28,000	58,439	60,762	5,158	47,880	794	201,033
Charge-offs	(46,256)	(35,459)	(31,355)	(3,126)	(37,974)	(457)	(154,627)
Recoveries	6,962	6,694	3,985	562	3,787	314	22,304
Provision (benefit) for loan losses	38,537	(4,806)	17,472	2,257	15,755	(215)	69,000
Ending balance	$27,243	24,868	50,864	4,851	29,448	436	137,710
December 31, 2011:
Allowance for loan losses:
Ending balance: impaired loans
individually evaluated for impairment	$4,276	1,752	3,170	110	2,430	—	11,738
Ending balance: impaired loans
collectively evaluated for impairment	$1,199	1,680	14,338	225	1,445	4	18,891
Ending balance: all other loans collectively
evaluated for impairment	$21,768	21,436	33,356	4,516	25,573	432	107,081
Financing receivables:
Ending balance	$725,130	249,987	902,438	127,356	1,225,538	22,391	3,252,840
Ending balance: impaired loans
individually evaluated for
impairment	$40,527	76,475	16,836	11,141	64,190	—	209,169
Ending balance: impaired loans
collectively evaluated for
impairment	$19,077	6,783	104,201	—	7,441	22	137,524
Ending balance: all other loans
collectively evaluated for
impairment	$665,526	166,729	781,401	116,215	1,153,907	22,369	2,906,147

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

		Real Estate
	Commercial	Construction	One-to-Four	Multi-		Consumer
	and	and	Family	Family	Commercial	and
	Industrial	Development	Residential	Residential	Real Estate	Installment	Total
Year ended December 31, 2010:
Allowance for loan losses:
Beginning balance	$42,533	90,006	78,593	5,108	49,189	1,019	266,448
Charge-offs	(52,072)	(143,394)	(62,208)	(9,266)	(63,259)	(997)	(331,196)
Recoveries	37,776	5,256	5,229	14	3,370	457	52,102
Provision (benefit) for loan losses	84	106,571	39,148	9,302	58,580	315	214,000
Allowance for loan losses allocated to
loans sold	(321)	—	—	—	—	—	(321)
Ending balance	$28,000	58,439	60,762	5,158	47,880	794	201,033
December 31, 2010:
Allowance for loan losses:
Ending balance: impaired loans
individually evaluated for impairment	$4,690	6,572	4,975	644	9,997	—	26,878
Ending balance: impaired loans
collectively evaluated for impairment	$1,927	4,033	13,298	380	4,332	55	24,025
Ending balance: all other loans collectively
evaluated for impairment	$21,383	47,834	42,489	4,134	33,551	739	150,130
Financing receivables:
Ending balance	$1,045,832	490,766	1,050,895	178,289	1,642,920	29,112	4,437,814
Ending balance: impaired loans
individually evaluated for
impairment	$44,585	128,797	30,388	12,960	136,254	—	352,984
Ending balance: impaired loans
collectively evaluated for
impairment	$22,780	8,592	115,928	—	11,362	165	158,827
Ending balance: all other loans
collectively evaluated for
impairment	$978,467	353,377	904,579	165,329	1,495,304	28,947	3,926,003
Ending balance: loans acquired with
deteriorated credit quality	$—	—	314	—	—	—	314

Note 5 – Bank Premises and Equipment, Net

Bank premises and equipment, net of accumulated depreciation and amortization, were comprised of the following at December 31, 2011 and 2010:

	2011	2010
	(dollars expressed in thousands)
Land	$30,967	43,471
Buildings and improvements	126,773	142,451
Furniture, fixtures and equipment	99,514	110,832
Leasehold improvements	14,600	14,262
Construction in progress	657	1,691
Total	272,511	312,707
Accumulated depreciation and amortization	(144,643)	(151,293)
Bank premises and equipment, net	$127,868	161,414

The Company capitalized interest cost of $23,000, $42,000 and $282,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $13.1 million, $16.0 million and $16.8 million, respectively.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company leases land, office properties and equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $12.8 million, $14.3 million and $14.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum lease payments under non-cancellable operating leases extend through 2084 as follows:

(dollars expressed in
thousands)
Year ending December 31 (1):
2012	$11,103
2013	8,125
2014	6,587
2015	4,868
2016	4,251
Thereafter	24,905
Total future minimum lease payments	$59,839
____________________

(1)	Amounts exclude future minimum lease payments under non-cancellable operating leases associated with assets and liabilities of discontinued operations of $1.3 million, $1.3 million, $1.4 million, $1.3 million and $1.1 million for the years ended December 31, 2012, 2013, 2014, 2015 and 2016, respectively, and $4.4 million thereafter, or a total of $10.8 million.

The Company also leases to unrelated parties a portion of its banking facilities. Rental income associated with these leases was $4.3 million, $5.3 million and $5.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 6 – Goodwill and other Intangible Assets

Goodwill and other intangible assets, net of amortization, were comprised of the following at December 31, 2011 and 2010:

	2011		2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(dollars expressed in thousands)
Amortized Intangible Assets:
Core deposit intangibles (1)	$17,074	(17,074)	20,594	(17,507)

Unamortized Intangible Assets:
Goodwill (2)	$121,967		125,967
____________________

(1)	The gross carrying amount and accumulated amortization for core deposit intangibles at December 31, 2011 have been reduced by $3.5 million related to core deposit intangibles associated with an acquisition that became fully amortized in 2010. The gross carrying amount and accumulated amortization for core deposit intangibles at December 31, 2010 have been reduced by $617,000 and $559,000, respectively, or a net of $58,000, related to discontinued operations, as further described in Note 2 to the consolidated financial statements.
(2)	Goodwill at December 31, 2011 has been reduced by $4.0 million related to discontinued operations. Goodwill at December 31, 2010 has been reduced by $2.0 million, related to discontinued operations and assets held for sale, as further described in Note 2 to the consolidated financial statements.

The Company allocated goodwill to the various sale transactions, as discussed in Note 2 to the consolidated financial statements, based on the relative fair values of the business and operations to be disposed of and the portion of the First Bank segment that will be retained. The Company allocated goodwill to the sale of the Florida Region of $4.0 million, which is included in assets of discontinued operations at December 31, 2011. The Company allocated goodwill to the sale of the remaining branches in the Northern Illinois Region and the sale of the Edwardsville Branch of $1.5 million and $500,000, respectively, which are included in assets of discontinued operations and assets held for sale, respectively, at December 31, 2010. The goodwill allocated to the sale of the remaining branches in the Northern Illinois Region of $1.5 million reduced the gain on sale of discontinued operations during the year ended December 31, 2011. The goodwill allocated to the sale of the Edwardsville Branch of $500,000 reduced other income during the year ended December 31, 2011. The Company did not allocate any goodwill to the sale of the San Jose Branch.

The goodwill allocated to the sales of the Northern Illinois Region, the Texas Region and the Chicago Region of $9.0 million, $16.0 million and $24.0 million, respectively, reduced the gain on sale of discontinued operations during the year ended December 31, 2010. The goodwill allocated to the sale of the Lawrenceville Branch of $1.0 million reduced other income during the year ended December 31, 2010. The Company did not allocate any goodwill to MVP.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

The goodwill allocated to the sale of certain assets and liabilities of WIUS of $5.0 million and the sale of ANB of $10.0 million reduced the gain on sale of discontinued operations during the year ended December 31, 2009. The goodwill allocated to the sale of the Springfield Branch of $1.0 million reduced other income during the year ended December 31, 2009.

Core deposit intangibles of $58,000 related to the sale of the remaining branches in the Northern Illinois Region were included in assets of discontinued operations at December 31, 2010 and reduced the gain on sale of discontinued operations during the year ended December 31, 2011. Core deposit intangibles of $683,000, $4.0 million and $2.3 million related to the Northern Illinois Region, the Texas Region and the Chicago Region, respectively, reduced the gain on sale of discontinued operations during the year ended December 31, 2010. A customer list intangible of $15.0 million related to WIUS was recorded as an increase in the loss on sale of discontinued operations upon the sale of certain assets and liabilities of WIUS in December 2009. A customer list intangible of $3.0 million related to ANB was recorded as a reduction of the gain on sale of discontinued operations upon the sale of ANB in September 2009.

First Bank did not record goodwill impairment for the years ended December 31, 2011 and 2010. First Bank recorded goodwill impairment of $75.0 million for the year ended December 31, 2009, as further discussed below.

Amortization of intangible assets was $3.0 million, $3.3 million and $4.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
	(dollars expressed in thousands)
Balance, beginning of year	$125,967	136,967
Goodwill allocated to sale transactions (1)	—	(9,000)
Goodwill allocated to discontinued operations (2)	(4,000)	(1,500)
Goodwill allocated to assets held for sale (2)	—	(500)
Balance, end of year	$121,967	125,967
____________________

(1)	Goodwill allocated to sale transactions during 2010 pertains to the sale of a portion of the Northern Illinois Region in September 2010, as further described above and in Note 2 to the consolidated financial statements.
(2)	Goodwill allocated to discontinued operations during 2011 pertains to the Florida Region. Goodwill allocated to discontinued operations and assets held for sale during 2010 pertain to the sale of the remaining portion of the Northern Illinois Region and the Edwardsville Branch, as further discussed in Note 2 to the consolidated financial statements.

The Company’s annual measurement date for its goodwill impairment test is December 31. The Company engaged an independent valuation firm to assist in computing the fair value estimate for the impairment assessment by utilizing two separate valuation methodologies and applying a weighted average to each methodology in order to determine fair value of its single reporting unit, First Bank. The valuation methodologies utilized a comparison of the average price to book value of comparable businesses and a discounted cash flow valuation technique. Taking into account this independent third party valuation, the Company concluded that the carrying value of its single reporting unit exceeded its estimated fair value at December 31, 2011 and 2010.

Because the carrying value of the Company’s reporting unit exceeded the estimated fair value at December 31, 2011 and 2010, the Company engaged the same independent valuation firm to assist in computing the fair value of First Bank’s assets and liabilities in order to determine the implied fair value of First Bank’s goodwill at December 31, 2011 and 2010. Management compared the implied fair value of First Bank’s goodwill, as determined by the independent valuation firm, with its carrying value. Taking into account the results of the goodwill impairment analysis performed for the years ended December 31, 2011 and 2010, First Bank did not record goodwill impairment. Taking into account the goodwill impairment analysis performed for the year ended December 31, 2009, First Bank recorded goodwill impairment of $75.0 million, which is reflected in the consolidated statements of operations. The goodwill impairment charge for the year ended December 31, 2009 was a direct result of deterioration in the real estate markets and economic conditions which decreased the fair value of First Bank. The primary factor contributing to the impairment recognition was further deterioration in the actual and projected financial performance of First Bank, as evidenced by the increase in the provision for loan losses, net charge-offs and nonperforming loans, and the decline in the net interest margin and net interest income during 2009.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

The estimated fair value assigned to loans significantly affected the determination of the implied fair value of First Bank’s goodwill at December 31, 2011 and 2010. The implied fair value of a reporting unit’s goodwill will generally increase if the estimated fair value of the reporting unit’s loans is less than the carrying value of the reporting unit’s loans. The estimated fair value of the reporting unit’s loans was derived from discounted cash flow analyses. Loans were grouped into loan pools based on similar characteristics such as maturity, payment type and payment frequency, and rate type and underlying index. These cash flow calculations include assumptions for prepayment estimates over the loan’s remaining life, considerations for the current interest rate environment compared to the weighted average rate of the loan portfolio, a credit risk component based on the historical and expected performance of each loan portfolio stratum and a liquidity adjustment related to the current market environment. To the extent any of these assumptions change in the future, the implied fair value of the reporting unit’s goodwill could change materially. A decrease in the discount rate utilized in deriving the estimated fair value of the reporting unit’s loans would decrease the implied fair value of goodwill.

The estimated fair value assigned to the core deposit intangible, or First Bank’s deposit base, also significantly affected the determination of the implied fair value of First Bank’s goodwill at December 31, 2011 and 2010. The implied fair value of a reporting unit’s goodwill will generally decrease by the estimated fair value assigned to the reporting unit’s core deposit intangible. The estimated fair value of the core deposit intangible was derived from discounted cash flow analyses with considerations for estimated deposit runoff, cost of the deposit base, interest costs, net maintenance costs and the cost of alternative funds. The resulting estimate of the fair value of the core deposit intangible represents the present value of the difference in cash flows between maintaining the existing deposits and obtaining alternative funds over the life of the deposit base. To the extent any of these assumptions used to determine the estimated fair value of the core deposit intangible change in the future, the implied fair value of the reporting unit’s goodwill could change materially.

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

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7 – Servicing Rights

Mortgage Banking Activities. At December 31, 2011 and 2010, the Company serviced mortgage loans for others totaling $1.25 billion and $1.27 billion, respectively. Borrowers’ escrow balances held by the Company on such loans were $8.0 million and $7.5 million at December 31, 2011 and 2010, respectively. Changes in mortgage servicing rights for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
	(dollars expressed in thousands)
Balance, beginning of year	$12,150	12,130
Originated mortgage servicing rights	3,450	4,469
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	(4,280)	(1,167)
Other changes in fair value (2)	(2,243)	(3,282)
Balance, end of year	$9,077	12,150
____________________

(1)	The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Other Servicing Activities. At December 31, 2011 and 2010, the Company serviced SBA loans for others totaling $178.5 million and $200.4 million, respectively. Changes in SBA servicing rights for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
	(dollars expressed in thousands)
Balance, beginning of year	$7,432	8,478
Originated SBA servicing rights	—	63
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	150	683
Other changes in fair value (2)	(1,279)	(1,792)
Balance, end of year	$6,303	7,432
____________________

(1)	The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Note 8 – Derivative Instruments

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. Derivative instruments held by the Company at December 31, 2011 and 2010 are summarized as follows:

	December 31,
	2011		2010
	Notional	Credit	Notional	Credit
	Amount	Exposure	Amount	Exposure
	(dollars expressed in thousands)
Interest rate swap agreements	$50,000	—	75,000	—
Customer interest rate swap agreements	47,240	441	53,696	869
Interest rate lock commitments	38,985	1,381	41,857	276
Forward commitments to sell mortgage-backed securities	58,800	—	84,100	1,538

The notional amounts of derivative instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company’s credit exposure through its use of these instruments. The credit exposure represents the loss the Company would incur in the event the counterparties failed completely to perform according to the terms of the derivative instruments and the collateral held to support the credit exposure was of no value. The Company’s credit exposure on interest rate swaps is limited to the net fair value and related accrued interest receivable reduced by the amount of collateral pledged by the counterparty. The Company had not pledged any assets at December 31, 2011 as collateral in connection with its interest rate swap agreements. At December 31, 2010, the Company had pledged cash of $1.1 million as collateral in connection with its interest rate swap agreements. Collateral requirements are monitored on a daily basis and adjusted as necessary.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2010 and 2009, the Company realized net interest income of $5.7 million and $12.5 million, respectively, on its derivative instruments. The Company also recorded net losses on derivative instruments, which are included in noninterest income in the statements of operations, of $193,000, $2.9 million and $4.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Interest Rate Swap Agreements. The Company entered into four interest rate swap agreements with an aggregate notional amount of $125.0 million, which were designated as cash flow hedges prior to August 2009, with the objective of stabilizing the long-term cost of capital and cash flow and, accordingly, net interest expense on junior subordinated debentures to the respective call dates of certain junior subordinated debentures. These swap agreements provide for the Company to receive an adjustable rate of interest equivalent to the three-month LIBOR plus a range of 1.65% to 2.25%, and pay a fixed rate of interest. The terms of the swap agreements provide for the Company to pay and receive interest on a quarterly basis.

The amount receivable by the Company under these swap agreements was $36,000 and $149,000 at December 31, 2011 and 2010, respectively, and the amount payable by the Company under these swap agreements was $72,000 and $335,000 at December 31, 2011 and 2010, respectively.

In August 2009, the Company reclassified a cumulative fair value adjustment of $4.6 million on its interest rate swap agreements previously designated as cash flow hedges on its junior subordinated debentures from accumulated other comprehensive income to loss on derivative instruments as a result of the discontinuation of hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements was recorded as a reduction of noninterest income effective August 2009.

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements, previously designated as cash flow hedges on certain junior subordinated debentures, as of December 31, 2011 and 2010 were as follows:

	Notional	Interest Rate	Interest Rate
Maturity Date	Amount	Paid	Received	Fair Value
	(dollars expressed in thousands)
December 31, 2011:
March 30, 2012	$25,000	4.71%	2.19%	$(159)
December 15, 2012	25,000	5.57	2.80	(648)
	$50,000	5.14	2.50	$(807)

December 31, 2010:
July 7, 2011	$25,000	4.40%	1.94%	$(313)
March 30, 2012	25,000	4.71	1.91	(822)
December 15, 2012	25,000	5.57	2.55	(1,267)
	$75,000	4.89	2.13	$(2,402)

In 2006, the Company entered into a $200.0 million notional amount three-year interest rate swap agreement and a $200.0 million notional amount four-year interest rate swap agreement. These interest rate swap agreements were designated as cash flow hedges, to effectively lengthen the re-pricing characteristics of certain loans to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time. In December 2008, the Company terminated these swap agreements. The pre-tax gain of $20.8 million, in the aggregate, was being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates of September 18, 2009 and September 20, 2010. For the year ended December 31, 2010, the amount of the pre-tax gain amortized as an increase to interest and fees on loans was $5.7 million.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

For interest rate swap agreements designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into interest income or interest expense in the same period the hedged transaction affects earnings. The ineffective portion of the change in the cash flow hedge’s gain or loss is recorded in noninterest income on each monthly measurement date. The Company did not recognize any ineffectiveness related to interest rate swap agreements that were designated as cash flow hedges on junior subordinated debentures in the consolidated statements of operations from January 1, 2009 through the discontinuation of hedge accounting in August 2009. The net cash flows on the interest rate swap agreements on junior subordinated debentures were recorded as an adjustment to interest expense on junior subordinated debentures until the discontinuation of hedge accounting in August 2009. The Company also did not recognize any ineffectiveness related to interest rate swap agreements designated as cash flow hedges on loans in the consolidated statements of operations for the years ended December 31, 2010 and 2009. The net cash flows on the interest rate swap agreements on loans were recorded as an adjustment to interest income on loans.

Customer Interest Rate Swap Agreements. First Bank offers interest rate swap agreements to certain customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each interest rate swap agreement between First Bank and its customers is offset by an interest rate swap agreement between First Bank and various counterparties. These interest rate swap agreements do not qualify for hedge accounting treatment. Changes in the fair value are recognized in noninterest income on a monthly basis. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income (loss). The notional amount of these interest rate swap agreement contracts at December 31, 2011 and 2010 was $47.2 million and $53.7 million, respectively.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in March 2012. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $1.4 million and $276,000 at December 31, 2011 and 2010, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in the consolidated balance sheets, was an unrealized loss of $729,000 at December 31, 2011 and an unrealized gain of $1.5 million at December 31, 2010. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.

The following table summarizes derivative instruments held by the Company, their estimated fair values and their location in the consolidated balance sheets at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Balance Sheet	Fair Value	Balance Sheet	Fair Value
	Location	Gain (Loss)	Location	Gain (Loss)
	(dollars expressed in thousands)
Derivative Instruments not Designated as Hedging Instruments Under ASC Topic 815:

Customer interest rate swap agreements	Other assets	$370	Other assets	$792
Interest rate lock commitments	Other assets	1,381	Other assets	276
Forward commitments to sell mortgage-backed securities	Other assets	(729)	Other assets	1,538
Total derivatives in other assets		$1,022		$2,606

Interest rate swap agreements	Other liabilities	$(807)	Other liabilities	$(2,402)
Customer interest rate swap agreements	Other liabilities	(307)	Other liabilities	(636)
Total derivatives in other liabilities		$(1,114)		$(3,038)

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes amounts included in the consolidated statements of operations and in accumulated other comprehensive income (loss) in the consolidated balance sheets as of and for the years ended December 31, 2011, 2010 and 2009 related to interest rate swap agreements designated as cash flow hedges:

	2011	2010	2009
	(dollars expressed in thousands)
Derivative Instruments Designated as Hedging Instruments Under ASC Topic 815:

Interest Rate Swap Agreements (Loans):
Amount reclassified from accumulated other comprehensive income to interest income on loans	$—	5,745	13,730

Interest Rate Swap Agreements (Subordinated Debentures) (1):
Amount reclassified from accumulated other comprehensive loss to interest expense on junior subordinated debentures	—	—	1,279
Amount reclassified from accumulated other comprehensive loss to net loss on derivative instruments	—	—	(4,587)
Amount of unrealized loss recognized in other comprehensive loss	—	—	(990)
____________________

(1)	In August 2009, the Company discontinued hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities associated with its junior subordinated debentures.

The unamortized gain related to the fair value of the cash flow hedges on loans terminated in December 2008 was fully amortized in September 2010, as previously discussed.

The following table summarizes amounts included in the consolidated statements of operations for the years December 31, 2011, 2010 and 2009 related to non-hedging derivative instruments:

	2011	2010	2009
	(dollars expressed in thousands)
Derivative Financial Instruments Not Designated as Hedging Instruments Under ASC Topic 815:

Interest rate swap agreements (subordinated debentures):
Net loss on derivative instruments	$(194)	(2,929)	(5,585)

Customer interest rate swap agreements:
Net loss on derivative instruments	1	4	711

Interest rate lock commitments:
Gain on loans sold and held for sale	1,105	(93)	(462)

Forward commitments to sell mortgage-backed securities:
Gain on loans sold and held for sale	(2,267)	891	972

Note 9 – Maturities of Time Deposits

A summary of maturities of time deposits of $100,000 or more and other time deposits as of December 31, 2011 is as follows:

	Time Deposits of	Other
	$100,000 or More	Time Deposits	Total
	(dollars expressed in thousands)
Year ending December 31:
2012	$401,450	737,932	1,139,382
2013	104,186	160,294	264,480
2014	12,644	34,063	46,707
2015	1,605	6,330	7,935
2016	1,789	3,952	5,741
Thereafter	—	98	98
Total	$521,674	942,669	1,464,343

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 10 – Other Borrowings

Other borrowings were comprised solely of daily securities sold under agreement to repurchase of $50.9 million and $31.8 million at December 31, 2011 and 2010, respectively. First Bank had no outstanding FHLB advances at December 31, 2011 and 2010. During 2010, First Bank prepaid $600.0 million of outstanding FHLB advances and in November 2010, First Bank prepaid a $120.0 million term repurchase agreement.

The average balance of other borrowings was $46.7 million and $514.3 million, and the maximum month-end balance of other borrowings was $59.6 million and $778.5 million for the years ended December 31, 2011 and 2010, respectively.

The average rates paid on other borrowings during the years ended December 31, 2011, 2010 and 2009 were 0.03%, 1.53% and 1.79%, respectively. Interest expense on securities sold under agreements to repurchase was $82,000, $3.6 million and $4.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Interest expense on FHLB advances was $5.4 million and $5.8 million for the years ended December 31, 2010 and 2009, respectively.

Note 11 – Notes Payable

On March 24, 2011, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement (the Credit Agreement) with Investors of America Limited Partnership (Investors of America, LP), a Nevada limited partnership created by and for the benefit of the Company’s Chairman and members of his immediate family, as further described in Note 20 to the consolidated financial statements. The Credit Agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of December 31, 2012 and an interest rate of the London Interbank Offered Rate (LIBOR) plus 300 basis points, is intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses for the foreseeable future. There were no balances outstanding with respect to the Credit Agreement as of and for the year ended December 31, 2011.

Note 12 – Subordinated Debentures

The Company has formed or assumed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. The Company owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate junior subordinated debentures from the Company. The junior subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, the Company made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts under the trust preferred securities. The Company’s distributions accrued on the junior subordinated debentures were $13.5 million, $12.9 million and $14.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in interest expense in the consolidated statements of operations. Deferred issuance costs associated with the Company’s junior subordinated debentures are included as a reduction of junior subordinated debentures in the consolidated balance sheets and are amortized on a straight-line basis to the maturity date of the respective junior subordinated debentures. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in the Company’s capital base, as further described in Note 14 to the consolidated financial statements.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

A summary of the junior subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at December 31, 2011 and 2010 were as follows:

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

In August 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated debentures and the related trust indentures allow the Company to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. Such payment default or penalty could have a material adverse effect on the Company’s business, financial condition or results of operations. The Company has deferred such payments for ten quarterly periods as of December 31, 2011. During the deferral period, the respective trusts will suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Company has deferred $31.0 million and $18.8 million of its regularly scheduled interest payments as of December 31, 2011 and 2010, respectively. In addition, the Company has accrued additional interest expense of $1.9 million and $621,000 as of December 31, 2011 and 2010, respectively, on the regularly scheduled deferred interest payments based on the interest rate in effect for each junior subordinated note issuance in accordance with the respective terms of the underlying agreements.

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

On January 26, 2011, the Company, the holder of 100% of the outstanding common stock of First Preferred Capital Trust IV (the Trust), successfully completed a consent solicitation from the holders of the 8.15% cumulative trust preferred securities of the Trust, and entered into certain amendments that were approved in the consent solicitation. The Company solicited the consents in order to increase its capital planning flexibility under the terms of the documents and the provisions of the indentures, guarantee agreements and trust agreements relating to the Company’s other tranches of trust preferred securities. The amendments provide an opportunity for the Company to seek to improve its capital position and decrease its level of indebtedness during a period in which it is deferring interest payments in accordance with the terms of the indenture.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

On December 31, 2008, the Company issued 295,400 shares of Class C Preferred Stock and 14,770 shares of Class D Preferred Stock to the U.S. Treasury in conjunction with the U.S. Treasury’s Troubled Asset Relief Program’s Capital Purchase Program (CPP). The Class C Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class C Preferred Stock have no voting rights except in certain limited circumstances. The Class C Preferred Stock carries an annual dividend rate equal to 5% for the first five years and the annual dividend rate increases to 9% thereafter, payable quarterly in arrears beginning February 15, 2009. The Class D Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class D Preferred Stock have no voting rights except in certain limited circumstances. The Class D Preferred Stock carries an annual dividend rate equal to 9%, payable quarterly in arrears beginning February 15, 2009. The Class C Preferred Stock and the Class D Preferred Stock qualify as Tier 1 capital. Effective February 17, 2009, the Class C Preferred Stock and the Class D Preferred Stock may be redeemed at any time without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the Company’s primary regulatory agency. The Class D Preferred Stock may not be redeemed until all of the outstanding shares of the Class C Preferred Stock have been redeemed. In addition, the U.S. Treasury has certain supervisory and oversight duties and responsibilities under the CPP and, pursuant to the terms of the agreement governing the issuance of the Class C Preferred Stock and the Class D Preferred Stock to the U.S. Treasury (Purchase Agreement), the U.S. Treasury is empowered to unilaterally amend any provision of the Purchase Agreement with the Company to the extent required to comply with any changes in applicable federal statutes. As a result of the Company’s deferral of dividends to the U.S. Treasury for an aggregate of six quarters, the U.S. Treasury had the right to elect two directors to the Company’s Board. On July 13, 2011, the U.S. Treasury elected two members to the Company’s Board of Directors.

The Company allocated the total proceeds received under the CPP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million is being accreted to retained earnings on a level-yield basis over five years. Accretion of the discount on the Class C Preferred Stock was $3.5 million, $3.4 million and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The redemption of any issue of preferred stock requires the prior approval of the Federal Reserve. Furthermore, the Purchase Agreement that the Company entered into with the U.S. Treasury contains limitations on certain actions of the Company, including, but not limited to, payment of dividends and redemptions and acquisitions of the Company’s equity securities. In addition, the Company, under its agreement with the FRB, has agreed, among other things, to provide certain information to the FRB including, but not limited to, notice of plans to materially change its fundamental business and notice to raise additional equity capital. Furthermore, the Company agreed not to pay any dividends on its common or preferred stock without the prior approval of the FRB, as further described in Note 1 to the consolidated financial statements.

On August 10, 2009, the Company began suspending the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009. The Company has deferred such payments for ten quarterly periods as of December 31, 2011. The Company has declared and deferred $40.2 million and $24.1 million of its regularly scheduled dividend payments on its Class C Preferred Stock and Class D Preferred Stock, and has declared and accrued an additional $2.8 million and $990,000 of cumulative dividends on such deferred dividend payments at December 31, 2011 and 2010, respectively.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents the transactions affecting accumulated other comprehensive income (loss) included in stockholders’ equity for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
	(dollars expressed in thousands)
Net loss	$(44,100)	(198,251)	(448,936)
Other comprehensive income (loss):
Unrealized gains on available-for-sale investment securities, net of tax	22,676	4,764	5,874
Reclassification adjustment for available-for-sale investment securities gains included in net loss, net of tax	(3,461)	(5,378)	(5,004)
Reclassification adjustment for deferred tax asset valuation allowance on investment securities	(119)	(331)	469
Change in unrealized gains on derivative instruments, net of tax (1)	—	(3,734)	(5,755)
Reclassification adjustment for deferred tax asset valuation allowance on derivative instruments (2)	—	4,806	(3,099)
Amortization of net loss related to pension liability, net of tax	(413)	(4)	(664)
Reclassification adjustment for deferred tax asset valuation allowance on pension liability	(299)	23	(480)
Comprehensive loss	(25,716)	(198,105)	(457,595)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	(2,950)	(6,514)	(21,315)
Comprehensive loss attributable to First Banks, Inc.	$(22,766)	(191,591)	(436,280)
____________________

(1)	In the third quarter of 2009, the Company reclassified a cumulative fair value adjustment of $4.6 million on its interest rate swap agreements previously designated as cash flow hedges on its junior subordinated debentures from accumulated other comprehensive income to loss on derivative instruments as a result of the discontinuation of hedge accounting following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009, as further described in Note 8 to the consolidated financial statements.
(2)	In the third quarter of 2010, the Company reclassified an accumulated other comprehensive loss of $6.8 million related to the establishment of a deferred tax asset valuation allowance to its provision for income taxes related to the expiration of the amortization period of the unrealized gain on certain terminated interest rate swap agreements that had been designated as cash flow hedges on certain loans, as further described in Note 8 and Note 17 to the consolidated financial statements.

Other comprehensive income (loss) of $18.4 million, $146,000 and $(8.7) million, as presented in the consolidated statements of changes in stockholders’ equity and comprehensive income (loss), is reflected net of income tax expense (benefit) of $10.1 million, $(2.3) million and $(3.0) million for the years ended December 31, 2011, 2010 and 2009, respectively.

As a result of First Bank’s purchase of FCA’s noncontrolling interest in SBLS LLC, as further described in Note 20 to the consolidated financial statements, the Company recorded an increase in additional paid-in-capital of $2.8 million and a decrease in noncontrolling interest in subsidiaries of $4.7 million during the second quarter of 2009.

Note 14 – Regulatory Capital

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

The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2011 and 2010. The Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below in order to meet the minimum capital adequacy standards.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

First Bank was categorized as well capitalized at December 31, 2011 and 2010 under the prompt corrective action provisions of the regulatory capital standards. First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below in order to be categorized as well capitalized. In addition, First Bank is currently required to maintain its Tier 1 capital to total assets ratio at no less than 7.00% in accordance with the provisions of its informal agreement entered into with the MDOF, as further described in Note 1 to the consolidated financial statements. First Bank’s Tier 1 capital to total assets ratio of 8.37% and 7.82% at December 31, 2011 and 2010, respectively, exceeded the 7.00% minimum level required under the terms of the informal agreement with the MDOF.

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

At December 31, 2011 and 2010, the Company and First Bank’s required and actual capital ratios were as follows:

						To be Well
						Capitalized
						Under
						Prompt
	Actual				For Capital	Corrective
	2011		2010 (1)		Adequacy	Action
	Amount	Ratio	Amount	Ratio	Purposes	Provisions
	(dollars expressed in thousands)
Total capital (to risk-weighted assets):
First Banks, Inc.	$73,830	1.88%	$305,006	6.29%	8.0%	N/A
First Bank	588,860	14.98	626,976	12.95	8.0	10.0%

Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	36,915	0.94	152,503	3.15	4.0	N/A
First Bank	538,592	13.70	564,664	11.66	4.0	6.0

Tier 1 capital (to average assets):
First Banks, Inc.	36,915	0.56	152,503	1.99	4.0	N/A
First Bank	538,592	8.19	564,664	7.40	4.0	5.0
____________________

(1)	The decline in First Banks, Inc.’s regulatory capital ratios during 2011 reflects the implementation of new Federal Reserve rules that became effective on March 31, 2011, as further described below. First Banks, Inc.’s total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets) and Tier 1 capital (to average assets) at December 31, 2010 would have been 4.53%, 2.27% and 1.44%, respectively, under the new rules if implemented as of December 31, 2010.

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

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Derivative instruments. Substantially all derivative instruments utilized by the Company are traded in over-the-counter markets where quoted market prices are not readily available. Derivative instruments utilized by the Company include interest rate swap agreements, interest rate lock commitments and forward commitments to sell mortgage-backed securities. For these derivative instruments, fair value is based on market observable inputs utilizing pricing systems and valuation models, and where applicable, the values are compared to the market values calculated independently by the respective counterparties. The Company classifies its derivative instruments as Level 2.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Items Measured on a Recurring Basis. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
December 31, 2011:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	341,817	—	341,817
Residential mortgage-backed	—	1,924,920	—	1,924,920
Commercial mortgage-backed	—	910	—	910
State and political subdivisions	—	5,410	—	5,410
Corporate notes	—	183,813	—	183,813
Equity investments	1,017	10,678	—	11,695
Mortgage loans held for sale	—	31,111	—	31,111
Derivative instruments:
Customer interest rate swap agreements	—	370	—	370
Interest rate lock commitments	—	1,381	—	1,381
Forward commitments to sell mortgage-backed securities	—	(729)	—	(729)
Servicing rights	—	—	15,380	15,380
Total	$1,017	2,499,681	15,380	2,516,078

Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	807	—	807
Customer interest rate swap agreements	—	307	—	307
Nonqualified deferred compensation plan	6,531	—	—	6,531
Total	$6,531	1,114	—	7,645

December 31, 2010:
Assets:
Available-for-sale investment securities:
U.S. Treasury	$101,202	—	—	101,202
U.S. Government sponsored agencies	—	20,332	—	20,332
Residential mortgage-backed	—	1,341,578	—	1,341,578
Commercial mortgage-backed	—	1,008	—	1,008
State and political subdivisions	—	8,387	—	8,387
Equity investments	—	10,678	—	10,678
Mortgage loans held for sale	—	54,470	—	54,470
Derivative instruments:
Customer interest rate swap agreements	—	792	—	792
Interest rate lock commitments	—	276	—	276
Forward commitments to sell mortgage-backed securities	—	1,538	—	1,538
Servicing rights	—	—	19,582	19,582
Total	$101,202	1,439,059	19,582	1,559,843

Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	2,402	—	2,402
Customer interest rate swap agreements	—	636	—	636
Nonqualified deferred compensation plan	7,790	—	—	7,790
Total	$7,790	3,038	—	10,828

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the years ended December 31, 2011 and 2010.

The following table presents the changes in Level 3 assets measured on a recurring basis for the years ended December 31, 2011 and 2010:

	Servicing Rights
	2011	2010
	(dollars expressed in
	thousands)
Balance, beginning of year	$19,582	20,608
Total gains or losses (realized/unrealized):
Included in earnings (1)	(7,652)	(5,558)
Included in other comprehensive income (loss)	—	—
Issuances	3,450	4,532
Transfers in and/or out of level 3	—	—
Balance, end of year	$15,380	19,582
____________________

(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of operations.

Items Measured on a Nonrecurring Basis. From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
December 31, 2011:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	54,129	54,129
Real estate construction and development	—	—	79,826	79,826
Real estate mortgage:
Bank portfolio	—	—	13,894	13,894
Mortgage Division portfolio	—	—	84,083	84,083
Home equity portfolio	—	—	5,552	5,552
Multi-family residential	—	—	10,806	10,806
Commercial real estate	—	—	67,756	67,756
Consumer and installment	—	—	18	18
Other real estate and repossessed assets	—	—	129,896	129,896
Total	$—	—	445,960	445,960

December 31, 2010:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	60,748	60,748
Real estate construction and development	—	—	126,784	126,784
Real estate mortgage:
Bank portfolio	—	—	14,107	14,107
Mortgage Division portfolio	—	—	107,969	107,969
Home equity portfolio	—	—	5,967	5,967
Multi-family residential	—	—	11,936	11,936
Commercial real estate	—	—	133,287	133,287
Consumer and installment	—	—	110	110
Other real estate and repossessed assets	—	—	140,665	140,665
Total	$—	—	601,573	601,573

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

Certain other real estate, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the estimated fair value of the other real estate. The fair value of other real estate, upon initial recognition, is estimated using Level 3 inputs based on third-party appraisals, and where applicable, discounted based on management’s judgment taking into account current market conditions, distressed or forced sale price comparisons and other factors in effect at the time of valuation. Other real estate and repossessed assets measured at fair value upon initial recognition totaled $69.9 million, $158.9 million and $143.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. In addition to other real estate and repossessed assets measured at fair value upon initial recognition, the Company recorded write-downs to the balance of other real estate and repossessed assets of $16.9 million, $34.7 million and $37.4 million to noninterest expense for the years ended December 31, 2011, 2010 and 2009, respectively. Other real estate and repossessed assets were $129.9 million at December 31, 2011 compared to $140.7 million at December 31, 2010.

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

The following summarizes the methods and assumptions used in estimating the fair value of all other financial instruments:

Cash and cash equivalents and accrued interest receivable. The carrying values reported in the consolidated balance sheets approximate fair value.

Held-to-maturity investment securities. The fair value of held-to-maturity investment securities is based on quoted market prices where available. If quoted market prices are not available, the fair value is based on quoted market prices of comparable instruments.

Loans. The fair value of loans held for portfolio uses an exit price concept and reflects discounts the Company believes are consistent with liquidity discounts in the market place. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial and industrial, real estate construction and development, commercial real estate, one-to-four-family residential real estate, home equity and consumer and installment. The fair value of loans is estimated by discounting the future cash flows, utilizing assumptions for prepayment estimates over the loans’ remaining life and considerations for the current interest rate environment compared to the weighted average rate of the loan portfolio. The fair value analysis also included other assumptions to estimate fair value, intended to approximate those factors a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, and credit spreads, as appropriate.

Loans held for sale. The fair value of loans held for sale, which is the amount reported in the consolidated balance sheets, is based on quoted market prices where available. If quoted market prices are not available, the fair value is based on quoted market prices of comparable instruments.

Deposits. The fair value of deposits generally payable on demand (i.e., noninterest-bearing and interest-bearing demand, and savings and money market accounts) is considered equal to their respective carrying amounts as reported in the consolidated balance sheets. The fair value of demand deposits does not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market. The fair value disclosed for time deposits was estimated utilizing a discounted cash flow calculation that applied interest rates currently being offered on similar deposits to a schedule of aggregated monthly maturities of time deposits. If the estimated fair value is lower than the carrying value, the carrying value is reported as the fair value of time deposits.

Other borrowings and accrued interest payable. The carrying values reported in the consolidated balance sheets for variable rate borrowings approximate fair value. The fair value of fixed rate borrowings is based on quoted market prices where available. If quoted market prices are not available, the fair value is based on discounting contractual maturities using an estimate of current market rates for similar instruments.

Subordinated debentures. The fair value of subordinated debentures is based on quoted market prices of comparable instruments.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

Off-Balance Sheet Financial Instruments. The fair value of commitments to extend credit, standby letters of credit and financial guarantees is based on estimated probable credit losses.

The estimated fair value of the Company’s financial instruments at December 31, 2011 and 2010 were as follows:

	2011		2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$472,011	472,011	995,758	995,758
Investment securities:
Available for sale	2,468,565	2,468,565	1,483,185	1,483,185
Held to maturity	12,817	13,424	11,152	11,990
Loans held for portfolio	3,115,130	2,811,538	4,236,781	3,973,825
Loans held for sale	31,111	31,111	54,470	54,470
FRB and FHLB stock	27,078	27,078	30,121	30,121
Derivative instruments	1,022	1,022	2,606	2,606
Accrued interest receivable	21,050	21,050	22,488	22,488
Assets held for sale	—	—	2,266	2,866
Assets of discontinued operations	21,009	21,009	43,532	43,532

Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,209,759	1,209,759	1,167,206	1,167,206
Interest-bearing demand	884,168	884,168	919,973	919,973
Savings and money market	1,893,560	1,893,560	2,206,763	2,206,763
Time deposits	1,464,343	1,467,548	2,164,473	2,176,855
Other borrowings	50,910	50,910	31,761	31,761
Derivative instruments	1,114	1,114	3,038	3,038
Accrued interest payable	34,285	34,285	22,444	22,444
Subordinated debentures	354,057	204,502	353,981	202,298
Liabilities held for sale	—	—	23,406	23,276
Liabilities of discontinued operations	346,282	339,527	94,184	91,894

Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit
and financial guarantees	$(2,785)	(2,785)	(3,148)	(3,148)

NOTE 16 – CREDIT COMMITMENTS

The Company is a party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its customers. These instruments involve, in varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The interest rate risk associated with these credit commitments relates primarily to the commitments to originate fixed-rate loans. As more fully described in Note 8 to the consolidated financial statements, the interest rate risk of the commitments to originate fixed-rate loans has been hedged with forward commitments to sell mortgage-backed securities. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and the collateral or other security is of no value. The Company uses the same credit policies in granting commitments and conditional obligations as it does for on-balance sheet items.

Commitments to extend fixed and variable rate credit, and commercial and standby letters of credit, at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(dollars expressed in thousands)
Commitments to extend credit	$683,186	917,974
Commercial and standby letters of credit	65,993	90,463
Total	$749,179	1,008,437

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

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Upon issuance of the commitments, the Company typically holds marketable securities, certificates of deposit, inventory, real property or other assets as collateral supporting those commitments for which collateral is deemed necessary. The standby letters of credit at December 31, 2011 expire, at various dates, within six years.

Standby letters of credit issued by the FHLB on First Bank’s behalf were $28.6 million and $50.9 million at December 31, 2011 and 2010, respectively.

The reserve for letters of credit and unfunded loan commitments was $2.8 million and $3.1 million at December 31, 2011 and 2010, respectively.

NOTE 17 – INCOME TAXES

The (benefit) provision for income taxes from continuing operations for the years ended December 31, 2011, 2010 and 2009 consists of the following:

	2011	2010	2009
	(dollars expressed in thousands)
Current (benefit) provision for income taxes:
Federal	$902	(366)	(13)
State	(721)	(71)	89
	181	(437)	76
Deferred benefit for income taxes:
Federal	(14,357)	(54,510)	(94,958)
State	(7,038)	(13,502)	(26,170)
	(21,395)	(68,012)	(121,128)
Increase in deferred tax asset valuation allowance	10,560	72,563	123,445
Total	$(10,654)	4,114	2,393

The effective rates of federal income taxes for the years ended December 31, 2011, 2010 and 2009 differ from the federal statutory rates of taxation as follows:

	Years Ended December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars expressed in thousands)
Loss from continuing operations before benefit for
income taxes and noncontrolling interest in loss of
subsidiaries	$(43,149)		$(190,943)		$(374,229)
Benefit for income taxes calculated at federal statutory
income tax rates	$(15,102)	35.0%	$(66,830)	35.0%	$(130,980)	35.0%
Effects of differences in tax reporting:
Tax-exempt interest income, net of tax preference
adjustment	(203)	0.5	(308)	0.2	(515)	0.1
State income taxes	(4,566)	10.4	(8,820)	4.5	(12,184)	3.3
Bank owned life insurance, net of premium	10	—	3,144	(1.6)	7,817	(2.1)
Noncontrolling investment in flow-through entity	1,033	(2.4)	2,280	(1.2)	7,460	(2.0)
Amortization of intangibles	175	(0.4)	350	(0.2)	26,600	(7.1)
Increase in deferred tax asset valuation allowance,
net of federal benefit	18,611	(43.1)	68,000	(35.6)	103,184	(27.6)
Reclassification of deferred tax asset valuation
allowance from accumulated other comprehensive
income to provision for income taxes	(10,466)	24.3	6,816	(3.6)	—	—
Expiration of net operating loss carryforwards	1	—	3	—	1,269	(0.3)
Other, net	(147)	0.4	(521)	0.3	(258)	0.1
(Benefit) provision for income taxes	$(10,654)	24.7%	$4,114	(2.2)%	$2,393	(0.6)%

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(dollars expressed in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$188,726	166,714
State net operating loss carryforwards	58,326	43,700
Allowance for loan losses	56,649	83,173
Loans held for sale	1,745	1,532
Alternative minimum and general business tax credits	17,326	16,414
Interest on nonaccrual loans	15,359	18,429
Deferred compensation	3,593	3,934
Core deposit intangibles	3,111	2,245
Partnership and corporate investments	12,052	8,908
Deferred loan charge-offs and other fraud losses	13,875	5,724
Other real estate and repossessed assets	22,665	19,018
Accrued contingent liabilities	3,632	3,656
Depreciation on bank premises and equipment	2,121	—
Other	12,975	13,755
Gross deferred tax assets	412,155	387,202
Valuation allowance	(393,034)	(369,198)
Deferred tax assets, net of valuation allowance	19,121	18,004
Deferred tax liabilities:
Depreciation on bank premises and equipment	—	5,940
Servicing rights	2,418	3,222
Net fair value adjustment for available-for-sale investment securities	10,466	119
Discount on loans	—	799
Equity investments	5,366	5,385
State taxes	4,577	4,522
Net deferred loan fees	2,779	4,505
Other	655	694
Deferred tax liabilities	26,261	25,186
Net deferred tax liabilities	$(7,140)	(7,182)

The realization of the Company’s net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies. The Company has a full valuation allowance against its net deferred tax assets at December 31, 2011 and 2010. The deferred tax asset valuation allowance was recorded in accordance with ASC Topic 740, “Income Taxes.” Under ASC Topic 740, the Company is required to assess whether it is “more likely than not” that some portion or all of its deferred tax assets will not be realized. Pursuant to ASC Topic 740, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years. If, in the future, the Company generates taxable income on a sustained basis, management may conclude the deferred tax asset valuation allowance is no longer required, which would result in the reversal of a portion or all of the deferred tax asset valuation allowance, which would be reflected as a benefit for income taxes in the consolidated statements of operations.

Changes in the deferred tax asset valuation allowance for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(dollars expressed in thousands)
Balance, beginning of year	$369,198	295,067	160,052
Reversal of deferred tax asset valuation allowance to provision for income taxes	(74)	(1,189)	(2,229)
Increase in deferred tax asset valuation allowance to provision for income taxes	13,908	73,001	134,134
Increase in deferred tax asset valuation allowance to accumulated other comprehensive loss	10,002	2,319	3,110
Balance, end of year	$393,034	369,198	295,067

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

At December 31, 2011 and 2010, the Company’s unrecognized tax benefits for uncertain tax positions, excluding interest and penalties, were $1.2 million and $1.3 million, respectively. A reconciliation of the beginning and ending balance of these unrecognized tax benefits for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
	(dollars expressed in thousands)
Balance, beginning of year	$1,276	3,424
Additions:
Tax positions taken during the current year	232	280
Tax positions taken during the prior year	—	60
Reductions:
Tax positions taken during the prior year	(8)	—
Allocated to discontinued operations	—	(37)
Lapse of statute of limitations	(306)	(2,451)
Balance, end of year	$1,194	1,276

At December 31, 2011 and 2010, the total amount of unrecognized tax benefits that would affect the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, was $784,000 and $837,000, respectively. It is the Company’s policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At December 31, 2011 and 2010, interest accrued for uncertain tax positions was $136,000 and $180,000, respectively. The Company recorded a reduction to interest expense of $44,000 and $1.0 million related to unrecognized tax benefits during the years ended December 31, 2011 and 2010, respectively, and interest expense of $211,000 during 2009. There were no penalties for uncertain tax positions accrued at December 31, 2011 and 2010, nor did the Company recognize any expense for penalties during 2011, 2010 and 2009.

The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits as of December 31, 2011 could decrease by approximately $271,000 by December 31, 2012 as a result of the lapse of statutes of limitations or potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, is estimated to be approximately $176,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.

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

The Company is no longer subject to U.S. federal tax examination for the years prior to 2008 and is no longer subject to Florida, Illinois and Missouri income tax examination by the tax authorities for the years prior to 2008, and prior to 2007 for California and Texas. The Company had a federal tax examination for tax years through 2008, which was closed during 2010, and a California tax examination for the 2004 and 2005 tax years, which was closed during 2008. An Illinois tax examination of the 2007 and 2008 tax years was completed during the second quarter of 2011 with no changes to the returns as originally filed.

The Company recorded a benefit for income taxes of $10.5 million during the year ended December 31, 2011 related to an intraperiod tax allocation between other comprehensive income and loss from continuing operations, primarily driven by market appreciation in the Company’s investment securities portfolio.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

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

At December 31, 2011 and 2010, the accumulation of prior years’ earnings representing tax bad debt deductions was $29.8 million. If these tax bad debt reserves were charged for losses other than bad debt losses, the Company would be required to recognize taxable income in the amount of the charge. It is not contemplated that such tax-restricted retained earnings will be used in a manner that would create federal income tax liabilities.

At December 31, 2011 and 2010, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $539.2 million and $478.3 million, respectively. At December 31, 2011, the Company’s federal net operating loss carryforwards expire as follows:

(dollars expressed in
thousands)
Year ending December 31:
2012	$1,834
2013 – 2016	—
2017 – 2020	5,257
2021 – 2026	43,105
2028 – 2031	489,021
Total	$539,217

At December 31, 2011 and 2010, for state income tax purposes, the Company had net operating loss carryforwards of approximately $702.8 million and $567.3 million, respectively, and a related deferred tax asset of $58.3 million and $43.7 million, respectively. The state net operating loss carryforwards are primarily from California, Florida, Illinois and Missouri and expire from 2019 to 2031.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 18 – EARNINGS (LOSS) PER COMMON SHARE

The following is a reconciliation of basic and diluted (loss) income per share for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands,
	except share and per share data)
Basic:
Net loss from continuing operations attributable to First Banks, Inc.	$(29,545)	(188,543)	(355,307)
Preferred stock dividends declared and undeclared	(17,908)	(16,980)	(16,536)
Accretion of discount on preferred stock	(3,466)	(3,381)	(3,299)
Net loss from continuing operations attributable to common stockholders	(50,919)	(208,904)	(375,142)
Net loss from discontinued operations attributable to common stockholders	(11,605)	(3,194)	(72,314)
Net loss available to First Banks, Inc. common stockholders	$(62,524)	(212,098)	(447,456)

Weighted average shares of common stock outstanding	23,661	23,661	23,661

Basic loss per common share – continuing operations	$(2,151.99)	(8,829.08)	(15,854.85)
Basic loss per common share – discontinued operations	$(490.47)	(134.99)	(3,056.25)
Basic loss per common share	$(2,642.46)	(8,964.07)	(18,911.10)

Diluted:
Net loss from continuing operations attributable to common stockholders	$(50,919)	(208,904)	(375,142)
Net loss from discontinued operations attributable to common stockholders	(11,605)	(3,194)	(72,314)
Net loss available to First Banks, Inc. common stockholders	(62,524)	(212,098)	(447,456)
Effect of dilutive securities:
Class A convertible preferred stock	—	—	—
Diluted loss per common share – net loss available to First Banks, Inc. common
stockholders	$(62,524)	(212,098)	(447,456)

Weighted average shares of common stock outstanding	23,661	23,661	23,661
Effect of dilutive securities:
Class A convertible preferred stock	—	—	—
Weighted average diluted shares of common stock outstanding	23,661	23,661	23,661

Diluted loss per common share – continuing operations	$(2,151.99)	(8,829.08)	(15,854.85)
Diluted loss per common share – discontinued operations	$(490.47)	(134.99)	(3,056.25)
Diluted loss per common share	$(2,642.46)	(8,964.07)	(18,911.10)

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 19 – BUSINESS SEGMENT RESULTS

The Company’s business segment is First Bank. The reportable business segment is consistent with the management structure of the Company, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans and small business lending. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, ATMs, telephone banking, safe deposit boxes, and trust and private banking services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees generated by the Company’s mortgage banking and trust and private banking business units. The Company’s products and services are offered to customers primarily within its geographic areas, which include eastern Missouri, southern Illinois, southern and northern California, and Florida’s Manatee, Pinellas, Hillsborough and Pasco counties. Certain loan products are available nationwide. First Bank also has a loan production office in Cincinnati, Ohio.

The business segment results are consistent with the Company’s internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. Such principles and practices are summarized in Note 1 to the consolidated financial statements. The business segment results are summarized as follows:

				Corporate, Other and Intercompany
	First Bank			Reclassifications			Consolidated Totals
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(dollars expressed in thousands)
Balance sheet
information:
Investment securities	$2,470,704	1,483,659	527,279	10,678	10,678	14,278	2,481,382	1,494,337	541,557
Loans, net of net
deferred loan fees	3,283,951	4,492,284	6,608,293	—	—	—	3,283,951	4,492,284	6,608,293
FRB and FHLB stock	27,078	30,121	65,076	—	—	—	27,078	30,121	65,076
Goodwill and other
intangible assets	121,967	129,054	144,439	—	—	—	121,967	129,054	144,439
Assets held for sale	—	2,266	16,975	—	—	—	—	2,266	16,975
Assets of discontinued
operations	21,009	43,532	518,056	—	—	—	21,009	43,532	518,056
Total assets	6,593,515	7,361,706	10,561,500	15,398	16,422	20,496	6,608,913	7,378,128	10,581,996
Deposits	5,454,664	6,462,068	7,071,493	(2,834)	(3,653)	(7,520)	5,451,830	6,458,415	7,063,973
Other borrowings	50,910	31,761	767,494	—	—	—	50,910	31,761	767,494
Subordinated
debentures	—	—	—	354,057	353,981	353,905	354,057	353,981	353,905
Liabilities held for sale	—	23,406	24,381	—	—	—	—	23,406	24,381
Liabilities of
discontinued
operations	346,282	94,184	1,730,264	—	—	—	346,282	94,184	1,730,264
Stockholders’ equity	680,625	693,458	878,277	(416,954)	(386,163)	(355,897)	263,671	307,295	522,380

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

	Corporate, Other and Intercompany
	First Bank			Reclassifications			Consolidated Totals
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(dollars expressed in thousands)
Income statement information:
Interest income	$233,193	312,315	399,783	492	523	549	233,685	312,838	400,332
Interest expense	29,047	59,944	93,263	13,612	12,993	15,301	42,659	72,937	108,564
Net interest income (loss)	204,146	252,371	306,520	(13,120)	(12,470)	(14,752)	191,026	239,901	291,768
Provision for loan losses	69,000	214,000	390,000	—	—	—	69,000	214,000	390,000
Net interest income (loss) after provision for loan losses	135,146	38,371	(83,480)	(13,120)	(12,470)	(14,752)	122,026	25,901	(98,232)
Noninterest income	61,072	77,486	76,138	(188)	(349)	(6,771)	60,884	77,137	69,367
Goodwill impairment	—	—	75,000	—	—	—	—	—	75,000
Amortization of intangible assets	2,962	3,260	4,326	—	—	—	2,962	3,260	4,326
Other noninterest expense	223,475	290,082	265,868	(378)	639	170	223,097	290,721	266,038
Loss from continuing operations before (benefit) provision for income taxes	(30,219)	(177,485)	(352,536)	(12,930)	(13,458)	(21,693)	(43,149)	(190,943)	(374,229)
(Benefit) provision for income taxes	(10,608)	4,286	2,422	(46)	(172)	(29)	(10,654)	4,114	2,393
Net loss from continuing operations, net of tax	(19,611)	(181,771)	(354,958)	(12,884)	(13,286)	(21,664)	(32,495)	(195,057)	(376,622)
Discontinued operations, net of tax	(11,605)	(3,194)	(72,314)	—	—	—	(11,605)	(3,194)	(72,314)
Net loss	(31,216)	(184,965)	(427,272)	(12,884)	(13,286)	(21,664)	(44,100)	(198,251)	(448,936)
Net loss attributable to noncontrolling interest in subsidiaries	(2,950)	(6,514)	(21,315)	—	—	—	(2,950)	(6,514)	(21,315)
Net loss attributable to First Banks, Inc.	$(28,266)	(178,451)	(405,957)	(12,884)	(13,286)	(21,664)	(41,150)	(191,737)	(427,621)

Note 20 – Transactions With Related Parties

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

First Services, L.P. First Services, L.P. (First Services), a limited partnership indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, a director of the Company, provides information technology, item processing and various related services to the Company and First Bank. Fees paid under agreements with First Services were $24.5 million, $26.2 million and $29.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of such equipment of $1.9 million, $2.5 million and $3.1 million during the years ended December 31, 2011, 2010 and 2009, respectively. In addition, First Services paid approximately $1.8 million, $1.9 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.

Effective January 1, 2009, First Services entered into an Affiliate Services Agreement with the Company and First Bank. The Affiliate Services Agreement relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, insurance services and vendor payment processing services. Fees accrued under the Affiliate Services Agreement by First Services were $177,000, $157,000 and $231,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

First Brokerage America, L.L.C. First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, a director of the Company, received approximately $5.3 million, $5.0 million and $5.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, in gross commissions paid by unaffiliated third-party companies. The commissions received primarily resulted from sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid approximately $491,000, $312,000 and $227,000 for the years ended December 31, 2011, 2010 and 2009, respectively, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.

Dierberg Vineyards / Wineries. The Company periodically purchases various products from Hermannhof, Inc. and Dierberg Star Lane Vineyards, entities that are owned and operated by the Company’s Chairman and members of his immediate family. The Company utilizes these products primarily for customer and employee events and promotions, and business development functions. During the year ended December 31, 2009, the Company purchased products aggregating approximately $133,000 from these entities.

Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of the Company’s Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $474,000, $462,000 and $437,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

First Capital America, Inc. / Small Business Loan Source LLC. SBLS LLC, which is presently an inactive subsidiary of First Bank, was engaged in the business of originating, selling and servicing loans which were generally guaranteed in part by the SBA. FCA, a corporation owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, a director of the Company, was a 17.45% owner of SBLS LLC prior to April 2009. In April 2009, First Bank and FCA entered into a Purchase Agreement providing for FCA to sell its 17.45% ownership interest in SBLS LLC to First Bank for a purchase price of $1.9 million, the fair value of FCA’s ownership interest in SBLS LLC as of April 30, 2009 as determined by an independent third party appraisal. As such, effective April 30, 2009, First Bank owned 100% of SBLS LLC. As a result of the purchase of FCA’s noncontrolling interest in SBLS LLC, the Company recorded an increase in additional paid-in-capital with a corresponding decrease in noncontrolling interest in subsidiaries of $2.8 million during the second quarter of 2009. Interest expense recorded by SBLS LLC under a promissory note with First Bank that matured in September 2009 was $1.8 million for the year ended December 31, 2009.

First Capital America, Inc. / FB Holdings, LLC. In May 2008, the Company formed FB Holdings, a limited liability company organized in the state of Missouri. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $133.3 million and FCA contributed cash of $125.0 million to FB Holdings during 2008. As a result, First Bank owned 53.23% and FCA owned the remaining 46.77% of FB Holdings as of December 31, 2011. The contribution of cash by FCA is reflected as a component of stockholders’ equity in the consolidated balance sheets and, consequently, increased the Company’s and First Bank’s risk-based capital ratios under then-existing regulatory guidelines, subject to certain limitations.

FB Holdings receives various services provided by First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the agreement by FB Holdings to First Bank were $194,000, $321,000 and $570,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Investors of America Limited Partnership. On March 24, 2011, the Company entered into a Credit Agreement with Investors of America, LP, as further described in Note 11 to the consolidated financial statements. Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of the Company’s Chairman and members of his immediate family. The Credit Agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of December 31, 2012 and an interest rate of LIBOR plus 300 basis points, is intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses for the foreseeable future. There were no balances outstanding with respect to the Credit Agreement as of and for the year ended December 31, 2011.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

Loans to Directors and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and, except as described below, did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of the Company were $20.7 million and $9.1 million at December 31, 2011 and 2010, respectively. First Bank does not extend credit to its officers or to officers of the Company, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.

Loans to directors, their affiliates and executive officers of the Company at December 31, 2011, included a $15.6 million multi-family real estate loan to a limited liability company which is 50% owned by the brother-in-law of Mr. Douglas H. Yaeger, a director of the Company. The loan is being paid as agreed and has not been reported as past due, nonaccrual or restructured as of December 31, 2011. However, based on current economic and financial considerations, management has classified this loan as special mention in the Company’s loan watch list as of December 31, 2011. Loans to directors, their affiliates and executive officers of the Company at December 31, 2011 also included two credit relationships aggregating $1.2 million to companies which are approximately 16% owned by the brother-in-law of Mr. Yaeger, including a $328,000 credit relationship that is 60 – 89 days past due. Both loans have been classified by management as substandard, or potential problem, loans in the Company’s loan watch list as of December 31, 2011.

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

Note 21 – Employee Benefits

401(k) Plan. The Company’s 401(k) plan is a self-administered savings and incentive plan covering substantially all employees. Employer match contributions are determined annually under the plan by the Company’s Board of Directors. Employee contributions were limited to $16,500 of gross compensation for 2011. Total employer contributions under the plan were $2.3 million, zero and $932,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The plan assets are held and managed under a trust agreement with First Bank’s trust department.

Nonqualified Deferred Compensation Plan. The Company’s nonqualified deferred compensation plan (the NQDC Plan), which covers a select group of employees, is administered by an independent third party. The NQDC Plan is exempt from the participation, vesting, funding and fiduciary requirements of the Employee Retirement Income Security Act of 1974. Although the NQDC Plan allows the Company to credit the accounts of any participant with discretionary contributions, no such discretionary contributions have been made since the NQDC Plan’s inception. Participants may contribute from 1% to 25% of their salary and up to 100% of their bonuses on a pre-tax basis. The Company elected to suspend the availability of deferrals under the NQDC Plan for the years ended December 31, 2011 and 2010 but reinstated the availability of such deferrals beginning in January 2012.

Balances outstanding under the NQDC Plan, which are reflected in accrued and other liabilities in the consolidated balance sheets, were $6.5 million and $7.8 million at December 31, 2011 and 2010, respectively. The Company recognized a decrease in salaries and employee benefits expense related to the NQDC Plan of $64,000 for the year ended December 31, 2011 resulting from net losses incurred by participants on the underlying investments in the plan. The Company recognized salaries and employee benefits expense related to the NQDC Plan of $685,000 and $1.3 million for the years ended December 31, 2010 and 2009, respectively, resulting from net earnings incurred by participants on the underlying investments in the plan.

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

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

A summary of the Plan’s change in the projected benefit obligation and change in the fair value of Plan assets for the years ended December 31, 2011 and 2010 and amounts recognized in the Company’s consolidated balance sheets as of December 31, 2011 and 2010 is as follows:

	2011	2010
	(dollars expressed in thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$12,334	12,124
Interest cost	587	628
Actuarial loss	970	396
Benefit payments	(1,424)	(814)
Projected benefit obligation at end of year	$12,467	12,334
Change in Fair Value of Plan Assets:
Fair value at beginning of year	$9,210	8,994
Actual return on plan assets	774	616
Employer contributions	288	414
Benefit payments	(1,424)	(814)
Fair value at end of year	$8,848	9,210
Amount Recognized in Consolidated Balance Sheets:
Accrued pension liability	$3,619	3,124
Amounts Recognized in Accumulated Other Comprehensive Loss:
Loss	$(4,370)	(3,658)
Deferred tax liability	1,737	1,438
Loss, net of tax	$(2,633)	(2,220)

The Company’s accrued pension liability of $3.6 million and $3.1 million at December 31, 2011 and 2010, respectively, represents the difference between the fair value of the Plan assets and the projected benefit obligation of the Plan, and is reflected in accrued expenses and other liabilities in the consolidated balance sheets.

The following table reflects the weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2011 and 2010:

	2011	2010
Discount rate	4.93%	5.36%
Expected long-term rate of return on Plan assets	7.00	7.00

The discount rate used to determine benefit obligations was 4.28% and 4.93% for the years ended December 31, 2011 and 2010, respectively.

A summary of the components of net periodic benefit cost for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
	(dollars expressed in thousands)
Interest cost	$587	628
Expected return on Plan assets	(625)	(613)
Amortization of net actuarial loss	109	447
Net periodic benefit cost	$71	462

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	2011	2010
	(dollars expressed in thousands)
Net loss	$821	393
Amortization of net actuarial loss	(109)	(447)
Total recognized in accumulated other comprehensive income (loss)	$712	(54)

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

The Plan’s investment strategy is focused on maximizing asset returns. The target allocations for Plan assets are 52% fixed income, 40% equity securities and 8% cash. Asset allocations can fluctuate between acceptable ranges commensurate with market volatility. Debt securities include U.S. Treasuries, investment-grade corporate bonds of companies from diversified industries and mortgage-backed securities. Equity securities primarily include investments in large capitalization companies located in the United States.

The fair value of Plan assets at December 31, 2011 and 2010 was comprised of the following:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
Plan Assets – December 31, 2011:
Cash and cash equivalents	$287	—	—	287
Equity securities	—	3,635	—	3,635
Debt securities	—	4,463	—	4,463
Other	—	463	—	463
Total	$287	8,561	—	8,848

Plan Assets – December 31, 2010:
Cash and cash equivalents	$620	—	—	620
Equity securities	—	4,355	—	4,355
Debt securities	—	3,797	—	3,797
Other	—	438	—	438
Total	$620	8,590	—	9,210

Equity and debt securities included in Level 1 are valued using quoted market prices. Where quoted market prices are unavailable, the fair value of equity and debt securities included in Level 2 is based on quoted market prices of comparable instruments obtained from independent pricing vendors based on recent trading activity and other relevant information.

The Company expects to contribute $740,000 to the Plan in 2012. Pension benefit payments are expected to be paid to Plan participants by the Plan as follows:

(dollars expressed in
thousands)
Year ending December 31:
2012	$851
2013	840
2014	833
2015	845
2016	859
2017 – 2021	4,315

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

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 23 – Parent Company Only Financial Information

Condensed balance sheets of First Banks, Inc. as of December 31, 2011 and 2010 and condensed statements of operations and cash flows for the years ended December 31, 2011, 2010 and 2009 are shown below:

CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
	(dollars expressed in thousands)
Assets

Cash deposited in First Bank (unrestricted cash)	$2,801	3,619
Cash deposited in unaffiliated financial institutions (restricted cash)	2,008	3,126
Total cash	4,809	6,745
Available-for-sale investment securities	10,678	10,678
Investment in subsidiaries	586,899	596,806
Other assets	3,067	2,948
Total assets	$605,453	617,177

Liabilities and Stockholders’ Equity

Subordinated debentures	$354,057	353,981
Derivative instruments	807	2,402
Accrued interest payable	33,179	19,895
Dividends payable	43,045	25,139
Accrued expenses and other liabilities	4,646	5,367
Total liabilities	435,734	406,784
First Banks, Inc. stockholders’ equity	169,719	210,393
Total liabilities and stockholders’ equity	$605,453	617,177

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(dollars expressed in thousands)
Income:
Management fees from subsidiaries	$28	193	2,120
Loss on available-for-sale investment securities	—	(31)	(1,205)
Net loss on derivative instruments	(194)	(2,929)	(5,585)
Other	509	3,154	873
Total income	343	387	(3,797)
Expense:
Interest	13,623	13,012	15,535
Other	(374)	809	2,174
Total expense	13,249	13,821	17,709
Loss before benefit for income taxes and equity in undistributed
losses of subsidiaries	(12,906)	(13,434)	(21,506)
Benefit for income taxes	(46)	(171)	(17)
Loss before equity in undistributed losses of subsidiaries	(12,860)	(13,263)	(21,489)
Equity in undistributed losses of subsidiaries	(28,290)	(178,474)	(406,132)
Net loss attributable to First Banks, Inc.	$(41,150)	(191,737)	(427,621)

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(dollars expressed in thousands)
Cash flows from operating activities:
Net loss attributable to First Banks, Inc.	$(41,150)	(191,737)	(427,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss of subsidiaries	28,290	178,474	406,132
Other, net	12,042	6,012	13,717
Net cash used in operating activities	(818)	(7,251)	(7,772)

Cash flows from investing activities:
Decrease in available-for-sale investment securities	—	3,570	—
Other, net	—	—	(645)
Net cash provided by (used in) investing activities	—	3,570	(645)

Cash flows from financing activities:
Capital contributions to subsidiaries	—	(100)	(80,000)
Payment of preferred stock dividends	—	—	(6,365)
Net cash used in financing activities	—	(100)	(86,365)
Net decrease in unrestricted cash	(818)	(3,781)	(94,782)
Unrestricted cash, beginning of year	3,619	7,400	102,182
Unrestricted cash, end of year	$2,801	3,619	7,400
Noncash investing activities:
Cash paid for interest	$—	—	11,132

The parent company’s unrestricted cash was $2.8 million and $3.6 million at December 31, 2011 and 2010, respectively. The parent company’s restricted cash was $2.0 million and $3.1 million at December 31, 2011 and 2010, respectively. The parent company’s restricted cash of $2.0 million at December 31, 2011 was returned in February 2012, thereby increasing the parent company’s unrestricted cash. On March 24, 2011, the Company entered into a Credit Agreement that provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs, as further described in Note 11 to the consolidated financial statements. This borrowing arrangement has a maturity date of December 31, 2012 and is intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses. There were no balances outstanding with respect to the Credit Agreement as of and for the year ended December 31, 2011.

The parent company has an estimated cash flow obligation of $835,000 on its interest rate swap agreements during 2012 as well as certain other expenses. All obligations related to interest payments on its outstanding junior subordinated debentures relating to its $345.0 million of trust preferred securities and dividends on Class C Preferred Stock and Class D Preferred Stock have been deferred. The Company has until September 2014 to pay the cumulative deferred interest payments on its outstanding junior subordinated debentures without triggering a payment default or penalty. Such payment default or penalty could have a material adverse effect on the Company’s business, financial condition or results of operations.

First Banks, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 24 – Contingent Liabilities

In the ordinary course of business, the Company and its subsidiaries become involved in legal proceedings, including litigation arising out of the Company’s efforts to collect outstanding loans. It is not uncommon for collection efforts to lead to so-called “lender liability” suits in which borrowers may assert various claims against the Company. From time to time, the Company is party to other legal matters arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Management, after consultation with legal counsel, believes the ultimate resolution of these existing proceedings is not reasonably likely to have a material adverse effect on the business, financial condition or results of operations of the Company and/or its subsidiaries and the range of possible additional loss in excess of amounts accrued is not material.

The Company and First Bank have entered into agreements with the FRB and MDOF, as further described in Note 1 to the consolidated financial statements.

Note 25 – Subsequent Events

Florida Region. On January 25, 2012, First Bank entered into a Branch Purchase and Assumption Agreement that provides for the sale of certain assets and the transfer of certain liabilities associated with First Bank’s Florida Region to an unaffiliated financial institution, as further described in Note 2 to the consolidated financial statements. Under the terms of the agreement, the unaffiliated financial institution is to assume approximately $345.9 million of deposits associated with First Bank’s 19 Florida retail branches for a premium of approximately 2.3%. The unaffiliated financial institution is also expected to purchase premises and equipment and assume the leases associated with First Bank’s Florida Region at a discount of $1.2 million. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the second or third quarter of 2012. The transaction is not expected to result in a significant gain or loss.

First Banks, Inc.
Quarterly Condensed Financial Data — Unaudited

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars expressed in thousands, except per share data)
Interest income	$62,264	59,093	56,798	55,530
Interest expense	12,507	11,307	10,021	8,824
Net interest income	49,757	47,786	46,777	46,706
Provision for loan losses	10,000	23,000	19,000	17,000
Net interest income after provision for loan losses	39,757	24,786	27,777	29,706
Noninterest income	13,810	14,868	16,643	15,563
Noninterest expense	56,393	54,852	55,759	59,055
Loss from continuing operations before provision (benefit) for
income taxes	(2,826)	(15,198)	(11,339)	(13,786)
Provision (benefit) for income taxes	52	72	(11,581)	803
Net (loss) income from continuing operations, net of tax	(2,878)	(15,270)	242	(14,589)
Loss from discontinued operations before benefit for income taxes	(3,205)	(2,706)	(2,984)	(2,710)
Benefit for income taxes	—	—	—	—
Loss from discontinued operations, net of tax	(3,205)	(2,706)	(2,984)	(2,710)
Net loss	(6,083)	(17,976)	(2,742)	(17,299)
Less: net income (loss) attributable to noncontrolling interest in
subsidiaries	65	(927)	(668)	(1,420)
Net loss attributable to First Banks, Inc.	$(6,148)	(17,049)	(2,074)	(15,879)

Basic and diluted loss per common share:
Loss per common share from continuing operations	$(345.95)	(830.64)	(188.89)	(786.51)
Loss per common share from discontinued operations	$(135.46)	(114.36)	(126.12)	(114.53)
Loss per common share	$(481.41)	(945.00)	(315.01)	(901.04)

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars expressed in thousands, except per share data)
Interest income	$84,767	81,495	77,644	68,932
Interest expense	20,688	19,227	17,475	15,547
Net interest income	64,079	62,268	60,169	53,385
Provision for loan losses	42,000	83,000	37,000	52,000
Net interest income (loss) after provision for loan losses	22,079	(20,732)	23,169	1,385
Noninterest income	15,090	20,004	16,702	25,341
Noninterest expense	63,277	63,471	85,773	81,460
Loss from continuing operations before provision (benefit) for
income taxes	(26,108)	(64,199)	(45,902)	(54,734)
Provision (benefit) for income taxes	105	48	5,193	(1,232)
Net loss from continuing operations, net of tax	(26,213)	(64,247)	(51,095)	(53,502)
(Loss) income from discontinued operations before benefit for income
taxes	(1,793)	(728)	2,509	(3,339)
Benefit for income taxes	—	—	(157)	—
Loss (income) from discontinued operations, net of tax	(1,793)	(728)	2,666	(3,339)
Net loss	(28,006)	(64,975)	(48,429)	(56,841)
Less: net loss attributable to noncontrolling interest in subsidiaries	(437)	(27)	(618)	(5,432)
Net loss attributable to First Banks, Inc.	$(27,569)	(64,948)	(47,811)	(51,409)

Basic and diluted (loss) income per common share:
Loss per common share from continuing operations	$(1,300.48)	(2,928.02)	(2,349.94)	(2,250.65)
(Loss) income per common share from discontinued operations	$(75.78)	(30.77)	112.68	(141.12)
Loss per common share	$(1,376.26)	(2,958.79)	(2,237.26)	(2,391.77)

First Banks, Inc.
Investor Information

First Banks, Inc. Trust Preferred Securities

The preferred securities of First Preferred Capital Trust IV are traded on the New York Stock Exchange with the ticker symbol “FBSPrA.” The preferred securities of First Preferred Capital Trust IV are represented by a global security that has been deposited with and registered in the name of The Depository Trust Company, New York, New York (DTC). The beneficial ownership interests of these preferred securities are recorded through the DTC book-entry system. The high and low preferred securities prices and the dividends declared for 2011 and 2010 are summarized as follows:

First Preferred Capital Trust IV (Issue Date – April 2003) – FBSPrA

	2011		Distributions	2010		Distributions
	High	Low	Declared (1)	High	Low	Declared (1)
First quarter	$14.20	9.72	$0.509375	$14.50	4.96	$0.509375
Second quarter	13.25	10.27	0.509375	13.70	8.47	0.509375
Third quarter	12.00	7.20	0.509375	10.45	6.86	0.509375
Fourth quarter	9.85	6.70	0.509375	11.35	7.00	0.509375
			$2.037500			$2.037500
____________________

(1)	Amounts exclude the additional dividends on any cumulative unpaid dividends following the announcement of the deferral of such dividend payments in August 2009.

For Information Concerning First Banks, Inc., Please Contact:

Terrance M. McCarthy President and Chief Executive Officer 135 North Meramec Mail Code – M1-821-014 Clayton, Missouri 63105 Telephone – (314) 854-4600 www.firstbanks.com	Lisa K. Vansickle Executive Vice President and Chief Financial Officer 135 North Meramec Mail Code – M1-821-014 Clayton, Missouri 63105 Telephone – (314) 854-4600 www.firstbanks.com

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

Date: March 23, 2012

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ James F. Dierberg	Chairman of the Board of Directors	March 23, 2012
James F. Dierberg

/s/ Michael J. Dierberg	Vice Chairman of the Board of Directors	March 23, 2012
Michael J. Dierberg

/s/ Terrance M. McCarthy	Director and President	March 23, 2012
Terrance M. McCarthy	and Chief Executive Officer
(Principal Executive Officer)

/s/ Allen H. Blake	Director	March 23, 2012
Allen H. Blake

/s/ James A. Cooper	Director	March 23, 2012
James A. Cooper

/s/ John S. Poelker	Director	March 23, 2012
John S. Poelker

/s/ Guy Rounsaville, Jr.	Director	March 23, 2012
Guy Rounsaville, Jr.

/s/ David L. Steward	Director	March 23, 2012
David L. Steward

/s/ Douglas H. Yaeger	Director	March 23, 2012
Douglas H. Yaeger

/s/ Lisa K. Vansickle	Executive Vice President	March 23, 2012
Lisa K. Vansickle	and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1+	Purchase and Assumption Agreement, dated as of November 11, 2009, by and between First Bank and FirstMerit Bank, N.A, as amended (incorporated herein by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

3.1	Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).

3.2	Certificate of Designation of First Banks, Inc. with respect to Class C Fixed Rate Cumulative Perpetual Preferred Stock dated as of December 24, 2008 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 31, 2008).

3.3	Certificate of Designation of First Banks, Inc. with respect to Class D Fixed Rate Cumulative Perpetual Preferred Stock dated as of December 24, 2008 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated December 31, 2008).

3.4	By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, File No. 33-50576, dated September 15, 1992).

4.1	Instruments defining the rights of security holders, including indentures. The registrant hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries; no issuance of debt exceeds 10% of the assets of the registrant and its subsidiaries on a consolidated basis.

4.2	Warrant to Purchase Shares of First Banks, Inc. Class D Fixed Rate Cumulative Perpetual Preferred Stock dated as of December 31, 2008 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated December 31, 2008).

10.1	Shareholders’ Agreement by and among James F. Dierberg II and Mary W. Dierberg, Trustees under the Living Trust of James F. Dierberg II, dated July 24, 1989, Michael James Dierberg and Mary W. Dierberg, Trustees under the Living Trust of Michael James Dierberg, dated July 24, 1989; Ellen C. Dierberg and Mary W. Dierberg, Trustees under the Living Trust of Ellen C. Dierberg dated July 17, 1992, and First Banks, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No 33-50576, dated August 6, 1992).

10.2	Comprehensive Banking System License and Service Agreement dated as of July 24, 1991, by and between the Company and FiServ CIR, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 33-50576, dated August 6, 1992).

10.3	AFS Customer Agreement by and between First Banks, Inc. and Advanced Financial Solutions, Inc., dated January 29, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.4	Management Services Agreement by and between First Banks, Inc. and First Bank, dated February 28, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.5	Service Agreement by and between First Services, L.P. and First Banks, Inc., dated May 1, 2004 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.6	Service Agreement by and between First Services, L.P. and First Bank, dated May 1, 2004 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.7	Service Agreement by and between First Banks, Inc. and First Services, L.P., dated May 1, 2004 (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.8*	First Banks, Inc. Nonqualified Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 5.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.9	Letter Agreement including the Securities Purchase Agreement – Standard Terms incorporated therein, between First Banks, Inc. and the United States Department of the Treasury, dated as of December 31, 2008 (as amended by the Side Letter Agreement between First Banks, Inc. and the United States Department of the Treasury, dated as of December 31, 2008, and included herein as Exhibit 10.10) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2008).

10.10	Side Letter Agreement between First Banks, Inc. and the United States Department of the Treasury, dated as of December 31, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008).

10.11	Written Agreement by and among First Banks, Inc., The San Francisco Company, First Bank and the Federal Reserve Bank of St. Louis, dated as of March 24, 2010 (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.12	Revolving Credit Note, dated as of March 24, 2011, by and between First Banks, Inc. and Investors of America Limited Partnership (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.13	Stock Pledge Agreement, dated as of March 24, 2011, by and between First Banks, Inc. and Investors of America Limited Partnership (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.14	First Bank Salary Phantom Stock Plan and Form of Phantom Unit Award Agreement – filed herewith.

14.1	Code of Ethics for Principal Executive Officer and Financial Professionals, as amended (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

21.1	Subsidiaries of the Company – filed herewith.

31.1	Rule 13a-14(a) / 15d-14(a) Certifications of Chief Executive Officer – filed herewith.

31.2	Rule 13a-14(a) / 15d-14(a) Certifications of Chief Financial Officer – filed herewith.

32.1	Section 1350 Certifications of Chief Executive Officer – furnished herewith.

32.2	Section 1350 Certifications of Chief Financial Officer – furnished herewith.

99.1	EESA Section 111(b)(4) Certification of Chief Executive Officer – furnished herewith.

99.2	EESA Section 111(b)(4) Certification of Chief Financial Officer – furnished herewith.

101	Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements – furnished herewith.

+	Pursuant to Item 601(b)(2), the registrant undertakes to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

*	Exhibits designated by an asterisk in the Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.