Form 10-Q
period 2012-03-31
FIRST BANKS, INC
filed 2012-05-14
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[    ] Yes     [ X ] No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2012
Common Stock, $250.00 par value	23,661

FIRST BANKS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

FIRST BANKS, INC.

CONSOLIDATED BALANCE SHEETS – (UNAUDITED)
(dollars expressed in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$93,673	100,693
Short-term investments	403,309	371,318
Total cash and cash equivalents	496,982	472,011
Investment securities:
Available for sale	2,637,795	2,457,887
Held to maturity (fair value of $13,256 and $13,424, respectively)	12,742	12,817
Total investment securities	2,650,537	2,470,704
Loans:
Commercial, financial and agricultural	686,597	725,130
Real estate construction and development	228,206	249,987
Real estate mortgage	2,174,176	2,255,332
Consumer and installment	19,984	23,333
Loans held for sale	48,074	31,111
Net deferred loan fees	(912)	(942)
Total loans	3,156,125	3,283,951
Allowance for loan losses	(130,348)	(137,710)
Net loans	3,025,777	3,146,241
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	26,424	27,078
Bank premises and equipment, net	126,381	127,868
Goodwill and other intangible assets	121,967	121,967
Deferred income taxes	18,166	19,121
Other real estate and repossessed assets	117,927	129,896
Other assets	72,954	73,018
Assets of discontinued operations	21,123	21,009
Total assets	$6,678,238	6,608,913

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,285,179	1,209,759
Interest-bearing demand	924,279	884,168
Savings and money market	1,892,226	1,893,560
Time deposits of $100 or more	506,321	521,674
Other time deposits	903,447	942,669
Total deposits	5,511,452	5,451,830
Other borrowings	37,652	50,910
Subordinated debentures	354,076	354,057
Deferred income taxes	25,306	26,261
Accrued expenses and other liabilities	128,352	115,902
Liabilities of discontinued operations	345,668	346,282
Total liabilities	6,402,506	6,345,242

STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
$1.00 par value, 4,689,830 shares authorized, no shares issued and outstanding	—	—
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082
shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued
and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and
outstanding	289,087	288,203
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued
and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	12,480
Retained deficit	(181,964)	(183,351)
Accumulated other comprehensive income	25,916	16,066
Total First Banks, Inc. stockholders’ equity	181,840	169,719
Noncontrolling interest in subsidiary	93,892	93,952
Total stockholders’ equity	275,732	263,671
Total liabilities and stockholders’ equity	$6,678,238	6,608,913

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(dollars expressed in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2012	2011
Interest income:
Interest and fees on loans	$38,191	52,576
Investment securities	13,556	8,661
Federal Reserve Bank and Federal Home Loan Bank stock	337	396
Short-term investments	253	532
Total interest income	52,337	62,165
Interest expense:
Deposits:
Interest-bearing demand	144	300
Savings and money market	987	2,465
Time deposits of $100 or more	1,164	2,486
Other time deposits	2,015	3,928
Other borrowings	21	26
Subordinated debentures	3,686	3,302
Total interest expense	8,017	12,507
Net interest income	44,320	49,658
Provision for loan losses	2,000	10,000
Net interest income after provision for loan losses	42,320	39,658
Noninterest income:
Service charges on deposit accounts and customer service fees	8,627	9,393
Gain on loans sold and held for sale	2,388	386
Net gain on investment securities	522	527
Decrease in fair value of servicing rights	(210)	(489)
Loan servicing fees	2,008	2,269
Other	3,556	1,823
Total noninterest income	16,891	13,909
Noninterest expense:
Salaries and employee benefits	19,175	19,674
Occupancy, net of rental income	4,749	6,302
Furniture and equipment	2,550	3,013
Postage, printing and supplies	745	801
Information technology fees	6,046	6,496
Legal, examination and professional fees	2,523	3,054
Amortization of intangible assets	—	783
Advertising and business development	583	498
FDIC insurance	3,430	5,054
Write-downs and expenses on other real estate and repossessed assets	3,550	4,926
Other	6,389	5,792
Total noninterest expense	49,740	56,393
Income (loss) from continuing operations before provision for income taxes	9,471	(2,826)
Provision for income taxes	95	52
Net income (loss) from continuing operations, net of tax	9,376	(2,878)
Loss from discontinued operations, net of tax	(2,538)	(3,205)
Net income (loss)	6,838	(6,083)
Less: net (loss) income attributable to noncontrolling interest in subsidiary	(60)	65
Net income (loss) attributable to First Banks, Inc.	$6,898	(6,148)
Preferred stock dividends declared and undeclared	4,627	4,388
Accretion of discount on preferred stock	884	855
Net income (loss) available to common stockholders	$1,387	(11,391)

Basic and diluted earnings (loss) per common share from continuing operations	$165.90	(345.95)
Basic and diluted loss per common share from discontinued operations	$(107.27)	(135.46)
Basic and diluted earnings (loss) per common share	$58.63	(481.41)

Weighted average shares of common stock outstanding	23,661	23,661

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(dollars expressed in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net income (loss)	$6,838	(6,083)
Other comprehensive income (loss):
Unrealized gains on available-for-sale investment securities, net of tax	6,718	2,364
Reclassification adjustment for available-for-sale investment securities gains
included in net income (loss), net of tax	(339)	(335)
Reclassification adjustment for deferred tax asset valuation allowance
on investment securities	3,435	1,093
Amortization of net loss related to pension liability, net of tax	21	15
Reclassification adjustment for deferred tax asset valuation allowance
on pension liability	15	11
Other comprehensive income	9,850	3,148
Comprehensive income (loss)	16,688	(2,935)
Comprehensive (loss) income attributable to noncontrolling interest in subsidiary	(60)	65
Comprehensive income (loss) attributable to First Banks, Inc.	$16,748	(3,000)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (UNAUDITED)

Three Months Ended March 31, 2012 and Year Ended December 31, 2011
(dollars expressed in thousands)

	First Banks, Inc. Stockholders’ Equity
					Accu-
					mulated
					Other
					Compre-		Total
			Additional	Retained	hensive	Non-	Stock-
	Preferred	Common	Paid-In	Earnings	Income	controlling	holders’
	Stock	Stock	Capital	(Deficit)	(Loss)	Interest	Equity
Balance, December 31, 2010	$315,143	5,915	12,480	(120,827)	(2,318)	96,902	307,295

Net loss	—	—	—	(41,150)	—	(2,950)	(44,100)
Other comprehensive income	—	—	—	—	18,384	—	18,384
Accretion of discount on preferred stock	3,466	—	—	(3,466)	—	—	—
Preferred stock dividends declared	—	—	—	(17,908)	—	—	(17,908)
Balance, December 31, 2011	318,609	5,915	12,480	(183,351)	16,066	93,952	263,671

Net income	—	—	—	6,898	—	(60)	6,838
Other comprehensive income	—	—	—	—	9,850	—	9,850
Accretion of discount on preferred stock	884	—	—	(884)	—	—	—
Preferred stock dividends declared	—	—	—	(4,627)	—	—	(4,627)
Balance, March 31, 2012	$319,493	5,915	12,480	(181,964)	25,916	93,892	275,732

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(dollars expressed in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss) attributable to First Banks, Inc.	$6,898	(6,148)
Net (loss) income attributable to noncontrolling interest in subsidiary	(60)	65
Less: net loss from discontinued operations	(2,538)	(3,205)
Net income (loss) from continuing operations	9,376	(2,878)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	2,956	3,448
Amortization of intangible assets	—	783
Amortization and accretion of investment securities	3,441	2,382
Originations of loans held for sale	(85,469)	(57,515)
Proceeds from sales of loans held for sale	68,625	94,957
Payments received on loans held for sale	642	78
Provision for loan losses	2,000	10,000
Provision for current income taxes	95	52
Benefit for deferred income taxes	(2,104)	(1,497)
Increase in deferred tax asset valuation allowance	2,104	1,497
Decrease in accrued interest receivable	806	1,956
Increase in accrued interest payable	2,717	1,730
Gain on loans sold and held for sale	(2,388)	(386)
Net gain on investment securities	(522)	(527)
Decrease in fair value of servicing rights	210	489
Write-downs on other real estate and repossessed assets	2,138	2,563
Other operating activities, net	205	1,107
Net cash provided by operating activities – continuing operations	4,832	58,239
Net cash used in operating activities – discontinued operations	(2,592)	(3,114)
Net cash provided by operating activities	2,240	55,125
Cash flows from investing activities:
Cash paid for sale of branches, net of cash and cash equivalents sold	—	(7,922)
Proceeds from sales of investment securities available for sale	54,410	25,641
Maturities of investment securities available for sale	146,812	58,143
Maturities of investment securities held to maturity	73	250
Purchases of investment securities available for sale	(366,232)	(298,293)
Purchases of investment securities held to maturity	—	(3,450)
Redemptions of Federal Home Loan Bank and Federal Reserve Bank stock	654	1,919
Proceeds from sales of commercial loans	9,993	20,905
Net decrease in loans	112,759	280,229
Recoveries of loans previously charged-off	7,091	9,845
Purchases of bank premises and equipment	(1,705)	(1,124)
Net proceeds from sales of other real estate and repossessed assets	12,434	20,684
Other investing activities, net	804	(121)
Net cash (used in) provided by investing activities – continuing operations	(22,907)	106,706
Net cash (used in) provided by investing activities – discontinued operations	(71)	3,642
Net cash (used in) provided by investing activities	(22,978)	110,348
Cash flows from financing activities:
Increase (decrease) in demand, savings and money market deposits	114,197	(34,795)
Decrease in time deposits	(54,575)	(165,008)
(Decrease) increase in other borrowings	(13,258)	7,455
Net cash provided by (used in) financing activities – continuing operations	46,364	(192,348)
Net cash used in financing activities – discontinued operations	(655)	(14,472)
Net cash provided by (used in) financing activities	45,709	(206,820)
Net increase (decrease) in cash and cash equivalents	24,971	(41,347)
Cash and cash equivalents, beginning of period	472,011	995,758
Cash and cash equivalents, end of period	$496,982	954,411

Supplemental disclosures of cash flow information:
Cash paid for interest on liabilities	$5,300	10,777
Cash received for income taxes	(30)	(47)
Noncash investing and financing activities:
Loans transferred to other real estate and repossessed assets	3,502	10,262

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of First Banks, Inc. and subsidiaries (the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the Company’s 2011 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the noncontrolling interest in subsidiary, as more fully described below and in Note 16 to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

Certain reclassifications of 2011 amounts have been made to conform to the 2012 presentation, including the reclassification of the Company’s investment in the common securities of its various affiliated statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities, as further described in Note 9 to the consolidated financial statements. The investment in the common securities of the Trusts was reclassified from available-for-sale investment securities to other assets and the dividend income accrued on the common securities of the Trusts was reclassified from interest income on investment securities to other income. The reclassifications were applied retrospectively to all periods presented.

All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for a discussion regarding discontinued operations.

The Company operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; FB Holdings, LLC (FB Holdings); Small Business Loan Source LLC; ILSIS, Inc.; FBIN, Inc.; SBRHC, Inc.; HVIIHC, Inc.; FBSA Missouri, Inc.; FBSA California, Inc.; NT Resolution Corporation; and LC Resolution Corporation. All of the subsidiaries are wholly owned as of March 31, 2012, except FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, as further described in Note 16 to the consolidated financial statements. FB Holdings is included in the consolidated financial statements and the noncontrolling ownership interest is reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiary” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, is reported as “net (loss) income attributable to noncontrolling interest in subsidiary” in the consolidated statements of operations.

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

First Bank, under its informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 11 to the consolidated financial statements, First Bank’s Tier 1 capital to total assets ratio was 8.45% at March 31, 2012.

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

On August 10, 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 9 to the consolidated financial statements. The Company has deferred such payments for 11 quarterly periods as of March 31, 2012. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. Accordingly, the Company also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009, as further described in Note 10 to the consolidated financial statements. In conjunction with this election, the Company suspended the declaration of dividends on its Class A and Class B preferred stock, but continues to declare and accumulate dividends on its Class C Fixed Rate Cumulative Perpetual Preferred Stock (Class C Preferred Stock) and its Class D Fixed Rate Cumulative Perpetual Preferred Stock (Class D Preferred Stock). The Company has deferred such payments for 11 quarterly periods as of March 31, 2012. As a result of the Company’s deferral of dividends on its Class C and Class D preferred stock to the United States Department of the Treasury (U.S. Treasury) for six quarters, the U.S. Treasury had the right to elect two directors to the Company’s Board. On July 13, 2011, the U.S. Treasury elected two members to the Company’s Board of Directors.

Capital Plan. On August 10, 2009, the Company announced the adoption of a Capital Optimization Plan (Capital Plan) designed to improve its regulatory capital ratios and financial performance through certain divestiture activities, asset reductions and other profit improvement initiatives. The Capital Plan was adopted in order to, among other things, preserve and enhance the Company’s risk-based capital.

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

NOTE 2 – DISCONTINUED OPERATIONS

Discontinued Operations. The assets and liabilities associated with the transactions described (and defined) below were previously reported in the First Bank segment and were sold as part of the Company’s Capital Plan to preserve risk-based capital. The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities associated with the Florida Region as of March 31, 2012 and December 31, 2011, and to the operations of First Bank’s 19 Florida retail branches and three of First Bank’s Northern Illinois retail branches for the three months ended March 31, 2012 and 2011. The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations.

All financial information in the consolidated financial statements and notes to the consolidated financial statements is reported on a continuing operations basis, unless otherwise noted.

Florida Region. On January 25, 2012, First Bank entered into a Branch Purchase and Assumption Agreement to sell certain assets and transfer certain liabilities associated with First Bank’s Florida franchise (Florida Region) to an unaffiliated financial institution. Under the terms of the agreement, the unaffiliated financial institution was to assume approximately $345.3 million of deposits associated with First Bank’s 19 Florida retail branches for a premium of 2.3%. The unaffiliated financial institution was also expected to purchase premises and equipment and assume the leases associated with the Florida Region at a discount of $1.2 million. The agreement was subject to several closing conditions. The potential buyer failed to meet certain conditions and First Bank exercised its right to terminate the agreement on April 4, 2012. Under the terms of the agreement, First Bank received an escrow deposit from the potential buyer upon the termination of the agreement that was more than sufficient to offset First Bank’s expenses associated with the proposed transaction, as further described in Note 18 to the consolidated financial statements. The assets and liabilities associated with the Florida Region are reflected in assets and liabilities of discontinued operations in the consolidated balance sheet as of March 31, 2012 and December 31, 2011. The Company continued to apply discontinued operations accounting to the assets and liabilities and related operations of the Florida Region as of and for the three months ended March 31, 2012 and 2011.

Northern Illinois Region. On December 21, 2010, First Bank entered into a Branch Purchase and Assumption Agreement with United Community Bank (United Community) that provided for the sale of certain assets and the transfer of certain liabilities associated with First Bank’s three retail branches in Pittsfield, Roodhouse and Winchester, Illinois (Northern Illinois Region) to United Community. The transaction was completed on May 13, 2011. Under the terms of the agreement, United Community assumed $92.2 million of deposits associated with these branches for a weighted average premium of approximately 2.4%, or $2.2 million. United Community also purchased $37.5 million of loans as well as certain other assets at par value, including premises and equipment, associated with these branches. The transaction resulted in a gain of $425,000, after the write-off of goodwill and intangible assets of $1.6 million allocated to the Northern Illinois Region, during the second quarter of 2011.

Assets and liabilities of discontinued operations at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	Florida	Florida
	(dollars expressed in thousands)
Cash and due from banks	$2,379	2,147
Loans:
Commercial, financial and agricultural	65	65
Consumer and installment, net of net deferred loan fees	223	263
Total loans	288	328
Bank premises and equipment, net	14,418	14,496
Goodwill and other intangible assets	4,000	4,000
Other assets	38	38
Assets of discontinued operations	$21,123	21,009
Deposits:
Noninterest-bearing demand	$30,383	24,966
Interest-bearing demand	23,526	23,144
Savings and money market	154,283	158,328
Time deposits of $100 or more	49,333	48,613
Other time deposits	87,741	90,823
Total deposits	345,266	345,874
Other borrowings	225	272
Accrued expenses and other liabilities	177	136
Liabilities of discontinued operations	$345,668	346,282

Loss from discontinued operations, net of tax, for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months
	Ended	Three Months Ended
	March 31, 2012	March 31, 2011
			Northern
	Florida	Florida	Illinois	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$4	4	607	611
Interest expense:
Interest on deposits	552	1,264	181	1,445
Net interest (loss) income	(548)	(1,260)	426	(834)
Provision for loan losses	—	—	—	—
Net interest (loss) income after provision
for loan losses	(548)	(1,260)	426	(834)
Noninterest income:
Service charges and customer service fees	321	310	161	471
Loan servicing fees	—	—	2	2
Other	7	4	—	4
Total noninterest income	328	314	163	477
Noninterest expense:
Salaries and employee benefits	1,148	1,167	203	1,370
Occupancy, net of rental income	634	623	44	667
Furniture and equipment	147	216	19	235
Legal, examination and professional fees	6	9	1	10
Amortization of intangible assets	—	16	—	16
FDIC insurance	209	231	81	312
Other	174	191	47	238
Total noninterest expense	2,318	2,453	395	2,848
(Loss) income from operations of discontinued operations	(2,538)	(3,399)	194	(3,205)
Benefit for income taxes	—	—	—	—
Net (loss) income from discontinued operations, net of tax	$(2,538)	(3,399)	194	(3,205)

NOTE 3 – INVESTMENTS IN DEBT AND EQUITY SECURITIES

Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at March 31, 2012 and December 31, 2011 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)
March 31, 2012:
Carrying value:
U.S. Government
sponsored agencies	$—	205,524	130,337	63,603	399,464	1,647	(435)	400,676	1.78%
Residential mortgage-
backed	—	25,287	90,447	1,882,927	1,998,661	42,034	(450)	2,040,245	2.28
Commercial mortgage-
backed	—	—	815	—	815	90	—	905	4.69
State and political
subdivisions	170	3,915	786	—	4,871	225	—	5,096	4.03
Corporate notes	—	134,168	54,099	5,000	193,267	1,132	(4,539)	189,860	3.29
Equity investments	—	—	—	1,000	1,000	13	—	1,013	2.67
Total	$170	368,894	276,484	1,952,530	2,598,078	45,141	(5,424)	2,637,795	2.28
Fair value:
Debt securities	$174	370,172	275,107	1,991,329
Equity securities	—	—	—	1,013
Total	$174	370,172	275,107	1,992,342

Weighted average yield	3.72%	2.14%	2.34%	2.30%

December 31, 2011:
Carrying value:
U.S. Government
sponsored agencies	$1,000	231,691	107,019	—	339,710	2,107	—	341,817	1.75%
Residential mortgage-
backed	—	2,726	64,309	1,821,209	1,888,244	36,908	(232)	1,924,920	2.27
Commercial mortgage-
backed	—	—	818	—	818	92	—	910	4.86
State and political
subdivisions	310	4,088	786	—	5,184	226	—	5,410	4.00
Corporate notes	—	122,941	65,088	5,000	193,029	—	(9,216)	183,813	3.28
Equity investments	—	—	—	1,000	1,000	17	—	1,017	2.83
Total	$1,310	361,446	238,020	1,827,209	2,427,985	39,350	(9,448)	2,457,887	2.28
Fair value:
Debt securities	$1,314	357,194	236,824	1,861,538
Equity securities	—	—	—	1,017
Total	$1,314	357,194	236,824	1,862,555

Weighted average yield	2.93%	2.07%	2.56%	2.28%

Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at March 31, 2012 and December 31, 2011 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)
March 31, 2012:
Carrying value:
Residential mortgage-
backed	$—	—	692	610	1,302	118	—	1,420	5.09%
Commercial mortgage-
backed	—	6,277	—	—	6,277	407	—	6,684	4.99
State and political
subdivisions	1,371	2,003	254	1,535	5,163	52	(63)	5,152	4.19
Total	$1,371	8,280	946	2,145	12,742	577	(63)	13,256	4.68
Fair value:
Debt securities	$1,381	8,711	1,017	2,147

Weighted average yield	2.54%	4.54%	4.60%	6.62%

December 31, 2011:
Carrying value:
Residential mortgage-
backed	$—	—	728	615	1,343	116	—	1,459	5.06%
Commercial mortgage-
backed	—	6,310	—	—	6,310	447	—	6,757	5.16
State and political
subdivisions	1,372	2,004	254	1,534	5,164	44	—	5,208	4.20
Total	$1,372	8,314	982	2,149	12,817	607	—	13,424	4.76
Fair value:
Debt securities	$1,387	8,768	1,056	2,213

Weighted average yield	2.55%	4.67%	4.60%	6.61%

Proceeds from sales of available-for-sale investment securities were $54.4 million and $25.6 million for the three months ended March 31, 2012 and 2011, respectively. Gross realized gains and gross realized losses on investment securities for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(dollars expressed in thousands)
Gross realized gains on sales of available-for-sale securities	$522	529
Gross realized losses on sales of available-for-sale securities	—	(1)
Other-than-temporary impairment	—	(1)
Net realized gains	$522	527

Investment securities with a carrying value of $224.2 million and $228.9 million at March 31, 2012 and December 31, 2011, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011 were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars expressed in thousands)
March 31, 2012:
Available for sale:
U.S. Government sponsored agencies	$74,399	(435)	—	—	74,399	(435)
Residential mortgage-backed	179,991	(343)	21,718	(107)	201,709	(450)
Corporate notes	101,644	(3,711)	4,172	(828)	105,816	(4,539)
Total	$356,034	(4,489)	25,890	(935)	381,924	(5,424)
Held to maturity:
State and political subdivisions	$2,242	(63)	—	—	2,242	(63)
Total	$2,242	(63)	—	—	2,242	(63)

December 31, 2011:
Available for sale:
Residential mortgage-backed	$67,395	(126)	22,349	(106)	89,744	(232)
Corporate notes	173,813	(9,216)	—	—	173,813	(9,216)
Total	$241,208	(9,342)	22,349	(106)	263,557	(9,448)

The Company does not believe that the investment securities that were in an unrealized loss position at March 31, 2012 and December 31, 2011 are other-than-temporarily impaired. The unrealized losses on the investment securities were primarily attributable to fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that First Bank will not be required to sell these securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired. The unrealized losses for residential mortgage-backed securities for 12 months or more at March 31, 2012 and December 31, 2011 included 11 securities. The unrealized losses for corporate notes for 12 months or more at March 31, 2012 included one security.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of the loan portfolio at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(dollars expressed in thousands)
Commercial, financial and agricultural	$686,597	725,130
Real estate construction and development	228,206	249,987
Real estate mortgage:
One-to-four-family residential	895,347	902,438
Multi-family residential	123,071	127,356
Commercial real estate	1,155,758	1,225,538
Consumer and installment	19,984	23,333
Loans held for sale	48,074	31,111
Net deferred loan fees	(912)	(942)
Loans, net of net deferred loan fees	$3,156,125	3,283,951

Aging of Loans. The following table presents the aging of loans by loan classification at March 31, 2012 and December 31, 2011:

							Recorded
							Investment
	30-59	60-89	90 Days and	Total Past			> 90 Days
	Days	Days	Over	Due	Current	Total Loans	Accruing
	(dollars expressed in thousands)
March 31, 2012:
Commercial, financial and
agricultural	$1,858	331	41,006	43,195	643,402	686,597	76
Real estate construction and
development	2,531	164	56,973	59,668	168,538	228,206	—
One-to-four-family residential:
Bank portfolio	2,661	1,133	13,228	17,022	140,135	157,157	331
Mortgage Division portfolio	5,833	2,469	16,249	24,551	348,167	372,718	—
Home equity	4,167	618	8,359	13,144	352,328	365,472	327
Multi-family residential	105	—	5,595	5,700	117,371	123,071	—
Commercial real estate	4,681	2,971	44,606	52,258	1,103,500	1,155,758	314
Consumer and installment	185	53	154	392	18,680	19,072	—
Loans held for sale	—	—	—	—	48,074	48,074	—
Total	$22,021	7,739	186,170	215,930	2,940,195	3,156,125	1,048

December 31, 2011:
Commercial, financial and
agricultural	$1,602	2,085	56,435	60,122	665,008	725,130	1,095
Real estate construction and
development	170	3,033	71,244	74,447	175,540	249,987	—
One-to-four-family residential:
Bank portfolio	4,506	2,577	15,052	22,135	143,443	165,578	362
Mortgage Division portfolio	5,994	1,571	16,778	24,343	342,572	366,915	—
Home equity	3,990	2,151	7,796	13,937	356,008	369,945	856
Multi-family residential	—	118	7,975	8,093	119,263	127,356	—
Commercial real estate	3,888	7,092	47,689	58,669	1,166,869	1,225,538	427
Consumer and installment	396	192	26	614	21,777	22,391	4
Loans held for sale	—	—	—	—	31,111	31,111	—
Total	$20,546	18,819	222,995	262,360	3,021,591	3,283,951	2,744

Under the Company’s loan policy, loans are placed on nonaccrual status once principal or interest payments become 90 days past due. However, individual loan officers may submit written requests for approval to continue the accrual of interest on loans that become 90 days past due. These requests may be submitted for approval consistent with the authority levels provided in the Company’s credit approval policies, and they are only granted if an expected near term future event, such as a pending renewal or expected payoff, exists at the time the loan becomes 90 days past due. If the expected near term future event does not occur as anticipated, the loan is then placed on nonaccrual status. At March 31, 2012 and December 31, 2011, the Company had $1.0 million and $2.7 million, respectively, of loans past due 90 days or more and still accruing interest.

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

The following table presents the credit exposure of the commercial loan portfolio by internally assigned credit grade as of March 31, 2012 and December 31, 2011:

		Real Estate
		Construction
	Commercial	and		Commercial
	and Industrial	Development	Multi-family	Real Estate	Total
	(dollars expressed in thousands)
March 31, 2012:
Pass	$589,755	55,655	66,723	928,129	1,640,262
Special mention	24,374	11,192	18,411	112,188	166,165
Substandard	27,081	92,374	29,198	41,700	190,353
Performing troubled debt restructuring	4,457	12,012	3,144	29,449	49,062
Nonaccrual	40,930	56,973	5,595	44,292	147,790
	$686,597	228,206	123,071	1,155,758	2,193,632

December 31, 2011:
Pass	$606,933	57,594	68,748	973,553	1,706,828
Special mention	25,742	11,977	18,678	119,478	175,875
Substandard	32,851	97,158	28,789	60,876	219,674
Performing troubled debt restructuring	4,264	12,014	3,166	24,369	43,813
Nonaccrual	55,340	71,244	7,975	47,262	181,821
	$725,130	249,987	127,356	1,225,538	2,328,011

The following table presents the credit exposure of the one-to-four-family residential mortgage Bank portfolio and home equity portfolio by internally assigned credit grade as of March 31, 2012 and December 31, 2011:

	Bank	Home
	Portfolio	Equity	Total
	(dollars expressed in thousands)
March 31, 2012:
Pass	$125,622	353,763	479,385
Special mention	12,560	427	12,987
Substandard	6,078	3,250	9,328
Nonaccrual	12,897	8,032	20,929
	$157,157	365,472	522,629

December 31, 2011:
Pass	$131,973	358,801	490,774
Special mention	12,797	954	13,751
Substandard	6,118	3,250	9,368
Nonaccrual	14,690	6,940	21,630
	$165,578	369,945	535,523

The following table presents the credit exposure of the one-to-four-family residential Mortgage Division portfolio and consumer and installment portfolio by payment activity as of March 31, 2012 and December 31, 2011:

	Mortgage	Consumer
	Division	and
	Portfolio	Installment	Total
	(dollars expressed in thousands)
March 31, 2012:
Pass	$268,154	18,918	287,072
Substandard	5,846	—	5,846
Performing troubled debt restructuring	82,469	—	82,469
Nonaccrual	16,249	154	16,403
	$372,718	19,072	391,790

December 31, 2011:
Pass	$263,079	22,369	285,448
Substandard	4,429	—	4,429
Performing troubled debt restructuring	82,629	—	82,629
Nonaccrual	16,778	22	16,800
	$366,915	22,391	389,306

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

The following tables present the recorded investment, unpaid principal balance, related allowance for loan losses, average recorded investment and interest income recognized while on impaired status for impaired loans without a related allowance for loan losses and for impaired loans with a related allowance for loan losses by loan classification at March 31, 2012 and December 31, 2011:

		Unpaid	Related	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income
	Investment	Balance	Loan Losses	Investment	Recognized
	(dollars expressed in thousands)
March 31, 2012:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$20,572	53,408	—	23,794	61
Real estate construction and development	52,500	107,519	—	57,932	139
Real estate mortgage:
Bank portfolio	4,800	6,653	—	5,134	—
Mortgage Division portfolio	8,025	18,988	—	8,053	—
Home equity portfolio	195	199	—	182	—
Multi-family residential	8,054	10,472	—	9,161	44
Commercial real estate	50,479	62,583	—	49,757	347
Consumer and installment	—	—	—	—	—
	144,625	259,822	—	154,013	591
With A Related Allowance Recorded:
Commercial, financial and agricultural	24,815	42,123	2,326	28,702	—
Real estate construction and development	16,485	32,726	3,540	18,190	30
Real estate mortgage:
Bank portfolio	8,097	9,514	466	8,660	—
Mortgage Division portfolio	90,693	99,748	11,521	91,010	532
Home equity portfolio	7,837	8,758	1,606	7,304	—
Multi-family residential	685	722	297	779	—
Commercial real estate	23,262	31,659	5,106	22,929	52
Consumer and installment	154	154	9	88	—
	172,028	225,404	24,871	177,662	614
Total:
Commercial, financial and agricultural	45,387	95,531	2,326	52,496	61
Real estate construction and development	68,985	140,245	3,540	76,122	169
Real estate mortgage:
Bank portfolio	12,897	16,167	466	13,794	—
Mortgage Division portfolio	98,718	118,736	11,521	99,063	532
Home equity portfolio	8,032	8,957	1,606	7,486	—
Multi-family residential	8,739	11,194	297	9,940	44
Commercial real estate	73,741	94,242	5,106	72,686	399
Consumer and installment	154	154	9	88	—
	$316,653	485,226	24,871	331,675	1,205

		Unpaid	Related	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income
	Investment	Balance	Loan Losses	Investment	Recognized
	(dollars expressed in thousands)
December 31, 2011:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$20,494	53,140	—	25,294	336
Real estate construction and development	62,524	113,412	—	80,230	72
Real estate mortgage:
Bank portfolio	3,274	5,030	—	3,291	—
Mortgage Division portfolio	10,250	22,541	—	11,352	—
Home equity portfolio	196	198	—	210	—
Multi-family residential	7,961	8,378	—	8,358	92
Commercial real estate	45,452	61,766	—	59,613	435
Consumer and installment	1	1	—	2	—
	150,152	264,466	—	188,350	935
With A Related Allowance Recorded:
Commercial, financial and agricultural	39,110	64,867	5,475	48,270	—
Real estate construction and development	20,734	39,832	3,432	26,605	183
Real estate mortgage:
Bank portfolio	11,416	12,926	796	11,473	—
Mortgage Division portfolio	89,157	98,118	15,324	98,739	2,306
Home equity portfolio	6,744	7,657	1,388	7,212	—
Multi-family residential	3,180	5,281	335	3,339	—
Commercial real estate	26,179	34,073	3,875	34,335	168
Consumer and installment	21	21	4	60	—
	196,541	262,775	30,629	230,033	2,657
Total:
Commercial, financial and agricultural	59,604	118,007	5,475	73,564	336
Real estate construction and development	83,258	153,244	3,432	106,835	255
Real estate mortgage:
Bank portfolio	14,690	17,956	796	14,764	—
Mortgage Division portfolio	99,407	120,659	15,324	110,091	2,306
Home equity portfolio	6,940	7,855	1,388	7,422	—
Multi-family residential	11,141	13,659	335	11,697	92
Commercial real estate	71,631	95,839	3,875	93,948	603
Consumer and installment	22	22	4	62	—
	$346,693	527,241	30,629	418,383	3,592

Recorded investment represents the Company’s investment in its impaired loans reduced by cumulative charge-offs recorded against the allowance for loan losses on these same loans. At March 31, 2012 and December 31, 2011, the Company had recorded charge-offs of $168.6 million and $180.5 million, respectively, on its impaired loans, representing the difference between the unpaid principal balance and the recorded investment reflected in the tables above. The unpaid principal balance represents the principal amount contractually owed to the Company by the borrowers on the impaired loans.

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

Loan modifications are generally performed at the request of the individual borrower and may include reduction in interest rates, changes in payments and maturity date extensions. Although the Company does not have formal, standardized loan modification programs for its commercial or consumer loan portfolios, it participates in the U.S. Treasury’s Home Affordable Modification Program (HAMP). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. At March 31, 2012 and December 31, 2011, the Company had $76.4 million and $75.9 million, respectively, of modified loans in the HAMP program.

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

The determination of whether a modification should be classified as a TDR requires significant judgment after taking into consideration all facts and circumstances surrounding the transaction. No single characteristic or factor, taken alone, is determinative of whether a modification should be classified as a TDR. The fact that a single characteristic is present is not considered sufficient to overcome the preponderance of contrary evidence. Assuming all of the TDR criteria are met, the Company considers one or more of the following concessions to the loan terms to represent a TDR: (1) a reduction of the stated interest rate, (2) an extension of the maturity date or dates at a stated interest rate lower than the current market rate for a new loan with similar terms or (3) forgiveness of principal or accrued interest

Loans renegotiated at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified are excluded from TDR classification in the calendar years subsequent to the renegotiation if the loan is in compliance with the modified terms for at least six months.

The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending upon the individual facts and circumstances of the loan. TDRs accruing interest are classified as performing TDRs. The following table presents the categories of performing TDRs as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(dollars expressed in thousands)
Performing Troubled Debt Restructurings:
Commercial, financial and agricultural	$4,457	4,264
Real estate construction and development	12,012	12,014
Real estate mortgage:
One-to-four-family residential	82,469	82,629
Multi-family residential	3,144	3,166
Commercial real estate	29,449	24,369
Total performing troubled debt restructurings	$131,531	126,442

The Company does not accrue interest on TDRs which have been modified for a period less than six months or are not in compliance with the modified terms. These loans are considered nonperforming TDRs and are included with other nonaccrual loans for classification purposes. The following table presents the categories of loans considered nonperforming TDRs as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(dollars expressed in thousands)
Nonperforming Troubled Debt Restructurings:
Commercial, financial and agricultural	$1,127	1,344
Real estate construction and development	25,194	25,603
Real estate mortgage:
One-to-four-family residential	6,249	6,205
Commercial real estate	6,606	7,605
Total nonperforming troubled debt restructurings	$39,176	40,757

Both performing and nonperforming TDRs are considered to be impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses. The allowance for loan losses allocated to TDRs was $10.8 million and $12.8 million at March 31, 2012 and December 31, 2011, respectively.

The following table presents loans classified as TDRs that were modified during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(dollars expressed in thousands)
Loan Modifications as Troubled Debt
Restructurings:
Commercial, financial and agricultural	—	$—	$—	1	$1,305	$1,305
Real estate construction and development	2	803	390	—	—	—
Real estate mortgage:
One-to-four-family residential	14	2,604	2,561	45	7,019	6,494
Multi-family residential	—	—	—	—	—	—
Commercial real estate	1	5,018	5,018	—	—	—

The following table presents TDRs that defaulted within 12 months of modification during the three months ended March 31, 2012 and 2011:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
(dollars expressed in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate mortgage:
One-to-four-family residential	12	$2,307	10	$2,737

Upon default of a TDR, which is considered to be 90 days or more past due under the modified terms, impairment is measured based on the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses.

Allowance for Loan Losses. Changes in the allowance for loan losses for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(dollars expressed in thousands)
Balance, beginning of period	$137,710	201,033
Loans charged-off	(16,453)	(36,905)
Recoveries of loans previously charged-off	7,091	9,845
Net loans charged-off	(9,362)	(27,060)
Provision for loan losses	2,000	10,000
Balance, end of period	$130,348	183,973

The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and 2011:

		Real Estate
	Commercial	Construction	One-to-	Multi-		Consumer
	and	and	Four-Family	Family	Commercial	and
	Industrial	Development	Residential	Residential	Real Estate	Installment	Total
	(dollars expressed in thousands)
Three Months Ended March 31, 2012:
Allowance for loan losses:
Beginning balance	$27,243	24,868	50,864	4,851	29,448	436	137,710
Charge-offs	(5,081)	(3,084)	(3,928)	(932)	(3,353)	(75)	(16,453)
Recoveries	3,058	733	1,252	11	1,988	49	7,091
Provision (benefit) for loan losses	(438)	2,001	(1,518)	749	1,190	16	2,000
Ending balance	$24,782	24,518	46,670	4,679	29,273	426	130,348

Three Months Ended March 31, 2011:
Allowance for loan losses:
Beginning balance	$28,000	58,439	60,762	5,158	47,880	794	201,033
Charge-offs	(5,554)	(10,314)	(9,725)	—	(11,094)	(218)	(36,905)
Recoveries	2,890	3,870	1,282	—	1,719	84	9,845
Provision (benefit) for loan losses	1,235	339	3,410	3,362	1,618	36	10,000
Ending balance	$26,571	52,334	55,729	8,520	40,123	696	183,973

The following table represents a summary of the impairment method used by loan category at March 31, 2012 and December 31, 2011:

		Real Estate
	Commercial	Construction	One-to-	Multi-		Consumer
	and	and	Four-Family	Family	Commercial	and
	Industrial	Development	Residential	Residential	Real Estate	Installment	Total
	(dollars expressed in thousands)
March 31, 2012:
Allowance for loan losses:
Ending balance: impaired loans
individually evaluated for impairment	$789	1,199	3,404	—	2,603	—	7,995
Ending balance: impaired loans
collectively evaluated for impairment	$1,537	2,341	10,189	297	2,503	9	16,876
Ending balance: all other loans collectively
evaluated for impairment	$22,456	20,978	33,077	4,382	24,167	417	105,477
Financing receivables:
Ending balance	$686,597	228,206	895,347	123,071	1,155,758	19,072	3,108,051
Ending balance: impaired loans
individually evaluated for
impairment	$28,248	62,956	15,969	8,739	66,561	—	182,473
Ending balance: impaired loans
collectively evaluated for
impairment	$17,139	6,029	103,678	—	7,180	154	134,180
Ending balance: all other loans
collectively evaluated for
impairment	$641,210	159,221	775,700	114,332	1,082,017	18,918	2,791,398

December 31, 2011:
Allowance for loan losses:
Ending balance: impaired loans
individually evaluated for impairment	$4,276	1,752	3,170	110	2,430	—	11,738
Ending balance: impaired loans
collectively evaluated for impairment	$1,199	1,680	14,338	225	1,445	4	18,891
Ending balance: all other loans collectively
evaluated for impairment	$21,768	21,436	33,356	4,516	25,573	432	107,081
Financing receivables:
Ending balance	$725,130	249,987	902,438	127,356	1,225,538	22,391	3,252,840
Ending balance: impaired loans
individually evaluated for
impairment	$40,527	76,475	16,836	11,141	64,190	—	209,169
Ending balance: impaired loans
collectively evaluated for
impairment	$19,077	6,783	104,201	—	7,441	22	137,524
Ending balance: all other loans
collectively evaluated for
impairment	$665,526	166,729	781,401	116,215	1,153,907	22,369	2,906,147

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets, net of amortization, were comprised of goodwill of $122.0 million at March 31, 2012 and December 31, 2011. First Bank did not record goodwill impairment for the three months ended March 31, 2012 and 2011. Amortization of intangible assets was zero and $783,000 for the three months ended March 31, 2012 and 2011, respectively. Core deposit intangibles became fully amortized in 2011.

The Company’s annual measurement date for its goodwill impairment test is December 31. Due to the current economic environment and the uncertainties regarding the impact on First Bank, there can be no assurance that the Company’s estimates and assumptions made for the purposes of the annual goodwill impairment testing will prove to be accurate predictions in the future. Adverse changes in the economic environment, First Bank’s operations, or other factors could result in a decline in the implied fair value of First Bank, which could result in the recognition of future goodwill impairment that may materially affect the carrying value of First Bank’s assets and its related operating results.

NOTE 6 – SERVICING RIGHTS

Mortgage Banking Activities. At March 31, 2012 and December 31, 2011, First Bank serviced mortgage loans for others totaling $1.23 billion and $1.25 billion, respectively. Changes in mortgage servicing rights for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(dollars expressed in thousands)
Balance, beginning of period	$9,077	12,150
Originated mortgage servicing rights	799	1,118
Change in fair value resulting from changes in valuation inputs or
assumptions used in valuation model (1)	517	199
Other changes in fair value (2)	(680)	(577)
Balance, end of period	$9,713	12,890
____________________

(1)	The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Other Servicing Activities. At March 31, 2012 and December 31, 2011, First Bank serviced United States Small Business Administration (SBA) loans for others totaling $174.8 million and $178.5 million, respectively. Changes in SBA servicing rights for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(dollars expressed in thousands)
Balance, beginning of period	$6,303	7,432
Originated SBA servicing rights	—	—
Change in fair value resulting from changes in valuation inputs or
assumptions used in valuation model (1)	147	227
Other changes in fair value (2)	(194)	(338)
Balance, end of period	$6,256	7,321
____________________

(1)	The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

NOTE 7 – DERIVATIVE INSTRUMENTS

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. Derivative instruments held by the Company at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012		December 31, 2011
	Notional	Credit	Notional	Credit
	Amount	Exposure	Amount	Exposure
	(dollars expressed in thousands)
Interest rate swap agreements	$25,000	—	50,000	—
Customer interest rate swap agreements	15,568	211	47,240	441
Interest rate lock commitments	65,335	1,508	38,985	1,381
Forward commitments to sell mortgage-backed securities	91,900	43	58,800	—

The notional amounts of derivative instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company’s credit exposure through its use of these instruments. The credit exposure represents the loss the Company would incur in the event the counterparties failed completely to perform according to the terms of the derivative instruments and the collateral held to support the credit exposure was of no value. The Company’s credit exposure on interest rate swaps is limited to the net fair value and related accrued interest receivable reduced by the amount of collateral pledged by the counterparty. The Company had not pledged any assets as collateral in connection with its interest rate swap agreements at March 31, 2012 and December 31, 2011. Collateral requirements are monitored on a daily basis and adjusted as necessary.

The Company recorded net losses on derivative instruments, which are included in noninterest income in the statements of operations, of $36,000 and $56,000 for the three months ended March 31, 2012 and 2011, respectively.

Interest Rate Swap Agreements. The Company entered into four interest rate swap agreements with an aggregate notional amount of $125.0 million, which were designated as cash flow hedges prior to August 2009, with the objective of stabilizing the long-term cost of capital and cash flow and, accordingly, net interest expense on junior subordinated debentures to the respective call dates of certain junior subordinated debentures. These swap agreements provide for the Company to receive an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate (LIBOR) plus a range of 1.65% to 2.25%, and pay a fixed rate of interest. The terms of the swap agreements provide for the Company to pay and receive interest on a quarterly basis.

The amount receivable by the Company under these swap agreements was $32,000 and $36,000 at March 31, 2012 and December 31, 2011, respectively, and the amount payable by the Company under these swap agreements was $66,000 and $72,000 at March 31, 2012 and December 31, 2011, respectively.

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

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements, previously designated as cash flow hedges on certain junior subordinated debentures, as of March 31, 2012 and December 31, 2011 were as follows:

	Notional	Interest Rate	Interest Rate
Maturity Date	Amount	Paid	Received	Fair Value
	(dollars expressed in thousands)
March 31, 2012:
December 15, 2012	$25,000	5.57%	2.72%	$(515)

December 31, 2011:
March 30, 2012	$25,000	4.71%	2.19%	$(159)
December 15, 2012	25,000	5.57	2.80	(648)
	$50,000	5.14	2.50	$(807)

Customer Interest Rate Swap Agreements. First Bank offers interest rate swap agreements to certain customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each interest rate swap agreement between First Bank and its customers is offset by an interest rate swap agreement between First Bank and various counterparties. These interest rate swap agreements do not qualify for hedge accounting treatment. Changes in the fair value are recognized in noninterest income on a monthly basis. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income (loss). The notional amount of these interest rate swap agreement contracts at March 31, 2012 and December 31, 2011 was $15.6 million and $47.2 million, respectively.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in June 2012. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $1.5 million and $1.4 million at March 31, 2012 and December 31, 2011, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $43,000 at March 31, 2012 and an unrealized loss of $729,000 at December 31, 2011. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.

The following table summarizes derivative instruments held by the Company, their estimated fair values and their location in the consolidated balance sheets at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Balance Sheet	Fair Value	Balance Sheet	Fair Value
	Location	Gain (Loss)	Location	Gain (Loss)
	(dollars expressed in thousands)

Derivative Instruments Not Designated as Hedging
Instruments Under ASC Topic 815:

Customer interest rate swap agreements	Other assets	$175	Other assets	$370
Interest rate lock commitments	Other assets	1,508	Other assets	1,381
Forward commitments to sell mortgage-backed securities	Other assets	43	Other assets	(729)
Total derivatives in other assets		$1,726		$1,022

Interest rate swap agreements	Other liabilities	$(515)	Other liabilities	$(807)
Customer interest rate swap agreements	Other liabilities	(175)	Other liabilities	(307)
Total derivatives in other liabilities		$(690)		$(1,114)

The following table summarizes amounts included in the consolidated statements of operations for the three months ended March 31, 2012 and 2011 related to non-hedging derivative instruments:

	Three Months Ended
	March 31,
	2012	2011
	(dollars expressed in
	thousands)
Derivative Instruments Not Designated as Hedging Instruments Under ASC Topic 815:

Interest rate swap agreements – subordinated debentures:
Net loss on derivative instruments	$(39)	(56)

Customer interest rate swap agreements:
Net loss on derivative instruments	3	—

Interest rate lock commitments:
Gain on loans sold and held for sale	127	304

Forward commitments to sell mortgage-backed securities:
Gain on loans sold and held for sale	772	(1,642)

NOTE 8 – NOTES PAYABLE AND OTHER BORROWINGS

Notes Payable. On March 24, 2011, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement (the Credit Agreement) with Investors of America Limited Partnership (Investors of America, LP), as further described in Note 16 to the consolidated financial statements. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of December 31, 2012 and an interest rate of LIBOR plus 300 basis points, is intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses. There were no balances outstanding with respect to the Credit Agreement as of and for the three months ended March 31, 2012 or since its inception.

Other Borrowings. Other borrowings were comprised solely of daily securities sold under agreement to repurchase of $37.7 million and $50.9 million at March 31, 2012 and December 31, 2011, respectively.

NOTE 9 – SUBORDINATED DEBENTURES

The Company has formed or assumed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. The Company owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate junior subordinated debentures from the Company. The junior subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, the Company made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts under the trust preferred securities. The Company’s distributions accrued on the junior subordinated debentures were $3.7 million and $3.3 million for the three months ended March 31, 2012 and 2011, respectively, and are included in interest expense in the consolidated statements of operations. Deferred issuance costs associated with the Company’s junior subordinated debentures are included as a reduction of junior subordinated debentures in the consolidated balance sheets and are amortized on a straight-line basis to the maturity date of the respective junior subordinated debentures. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in the Company’s capital base, as further discussed in Note 11 to the consolidated financial statements.

A summary of the junior subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at March 31, 2012 and December 31, 2011 were as follows:

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

In August 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated debentures and the related trust indentures allow the Company to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. Such payment default or penalty could have a material adverse effect on the Company’s business, financial condition or results of operations. The Company has deferred such payments for 11 quarterly periods as of March 31, 2012. During the deferral period, the respective trusts will suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Company has deferred $34.3 million and $31.0 million of its regularly scheduled interest payments as of March 31, 2012 and December 31, 2011, respectively. In addition, the Company has accrued additional interest expense of $2.3 million and $1.9 million as of March 31, 2012 and December 31, 2011, respectively, on the regularly scheduled deferred interest payments based on the interest rate in effect for each junior subordinated note issuance in accordance with the respective terms of the underlying agreements.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

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

The Company allocated the total proceeds received under the CPP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million is being accreted to retained earnings on a level-yield basis over five years. Accretion of the discount on the Class C Preferred Stock was $884,000 and $855,000 for the three months ended March 31, 2012 and 2011, respectively.

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

On August 10, 2009, the Company began suspending the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009. The Company has deferred such payments for 11 quarterly periods as of March 31, 2012. The Company has declared and deferred $44.3 million and $40.2 million of its regularly scheduled dividend payments on its Class C Preferred Stock and Class D Preferred Stock, and has declared and accrued an additional $3.4 million and $2.8 million of cumulative dividends on such deferred dividend payments at March 31, 2012 and December 31, 2011, respectively.

NOTE 11 – REGULATORY CAPITAL

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

The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at March 31, 2012 and December 31, 2011. The Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below in order to meet the minimum capital adequacy standards.

First Bank was categorized as well capitalized at March 31, 2012 and December 31, 2011 under the prompt corrective action provisions of the regulatory capital standards. First Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below in order to be categorized as well capitalized. In addition, First Bank is currently required to maintain its Tier 1 capital to total assets ratio at no less than 7.00% in accordance with the provisions of its informal agreement entered into with the MDOF, as further described in Note 1 to the consolidated financial statements. First Bank’s Tier 1 capital to total assets ratio of 8.45% and 8.37% at March 31, 2012 and December 31, 2011, respectively, exceeded the 7.00% minimum level required under the terms of the informal agreement with the MDOF.

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

At March 31, 2012 and December 31, 2011, the Company and First Bank’s required and actual capital ratios were as follows:

						To be Well
						Capitalized
						Under
						Prompt
	Actual				For Capital	Corrective
	March 31, 2012		December 31, 2011		Adequacy	Action
	Amount	Ratio	Amount	Ratio	Purposes	Provisions
	(dollars expressed in thousands)
Total capital (to risk-weighted assets):
First Banks, Inc.	$79,886	2.09%	$73,830	1.88%	8.0%	N/A
First Bank	598,224	15.63	588,860	14.98	8.0	10.0%

Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	39,943	1.04	36,915	0.94	4.0	N/A
First Bank	549,324	14.35	538,592	13.70	4.0	6.0

Tier 1 capital (to average assets):
First Banks, Inc.	39,943	0.62	36,915	0.56	4.0	N/A
First Bank	549,324	8.54	538,592	8.19	4.0	5.0

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

NOTE 12 – FAIR VALUE DISCLOSURES

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

Items Measured on a Recurring Basis. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
March 31, 2012:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	400,676	—	400,676
Residential mortgage-backed	—	2,040,245	—	2,040,245
Commercial mortgage-backed	—	905	—	905
State and political subdivisions	—	5,096	—	5,096
Corporate notes	—	189,860	—	189,860
Equity investments	1,013	—	—	1,013
Mortgage loans held for sale	—	48,074	—	48,074
Derivative instruments:
Customer interest rate swap agreements	—	175	—	175
Interest rate lock commitments	—	1,508	—	1,508
Forward commitments to sell mortgage-backed securities	—	43	—	43
Servicing rights	—	—	15,969	15,969
Total	$1,013	2,686,582	15,969	2,703,564

Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	515	—	515
Customer interest rate swap agreements	—	175	—	175
Nonqualified deferred compensation plan	6,111	—	—	6,111
Total	$6,111	690	—	6,801

December 31, 2011:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	341,817	—	341,817
Residential mortgage-backed	—	1,924,920	—	1,924,920
Commercial mortgage-backed	—	910	—	910
State and political subdivisions	—	5,410	—	5,410
Corporate notes	—	183,813	—	183,813
Equity investments	1,017	—	—	1,017
Mortgage loans held for sale	—	31,111	—	31,111
Derivative instruments:
Customer interest rate swap agreements	—	370	—	370
Interest rate lock commitments	—	1,381	—	1,381
Forward commitments to sell mortgage-backed securities	—	(729)	—	(729)
Servicing rights	—	—	15,380	15,380
Total	$1,017	2,489,003	15,380	2,505,400

Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	807	—	807
Customer interest rate swap agreements	—	307	—	307
Nonqualified deferred compensation plan	6,531	—	—	6,531
Total	$6,531	1,114	—	7,645

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2012 and 2011.

The following table presents the changes in Level 3 assets measured on a recurring basis for the three months ended March 31, 2012 and 2011:

	Servicing Rights
	Three Months	Three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(dollars expressed in thousands)
Balance, beginning of period	$15,380	19,582
Total gains or losses (realized/unrealized):
Included in earnings (1)	(210)	(489)
Included in other comprehensive income	—	—
Issuances	799	1,118
Transfers in and/or out of level 3	—	—
Balance, end of period	$15,969	20,211
____________________

(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of operations.

Items Measured on a Nonrecurring Basis. From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
March 31, 2012:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	43,061	43,061
Real estate construction and development	—	—	65,445	65,445
Real estate mortgage:
Bank portfolio	—	—	12,431	12,431
Mortgage Division portfolio	—	—	87,197	87,197
Home equity portfolio	—	—	6,426	6,426
Multi-family residential	—	—	8,442	8,442
Commercial real estate	—	—	68,635	68,635
Consumer and installment	—	—	145	145
Other real estate and repossessed assets	—	—	117,927	117,927
Total	$—	—	409,709	409,709

December 31, 2011:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	54,129	54,129
Real estate construction and development	—	—	79,826	79,826
Real estate mortgage:
Bank portfolio	—	—	13,894	13,894
Mortgage Division portfolio	—	—	84,083	84,083
Home equity portfolio	—	—	5,552	5,552
Multi-family residential	—	—	10,806	10,806
Commercial real estate	—	—	67,756	67,756
Consumer and installment	—	—	18	18
Other real estate and repossessed assets	—	—	129,896	129,896
Total	$—	—	445,960	445,960

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

Certain other real estate, upon initial recognition, was re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the estimated fair value of the other real estate. The fair value of other real estate, upon initial recognition, is estimated using Level 3 inputs based on third-party appraisals, and where applicable, discounted based on management’s judgment taking into account current market conditions, distressed or forced sale price comparisons and other factors in effect at the time of valuation. Other real estate and repossessed assets measured at fair value upon initial recognition totaled $3.5 million and $10.3 million for the three months ended March 31, 2012 and 2011, respectively. In addition to other real estate and repossessed assets measured at fair value upon initial recognition, the Company recorded write-downs to the balance of other real estate and repossessed assets of $2.1 million and $2.6 million to noninterest expense for the three months ended March 31, 2012 and 2011, respectively. Other real estate and repossessed assets were $117.9 million at March 31, 2012, compared to $129.9 million at December 31, 2011.

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

Held-to-maturity investment securities. The fair value of held-to-maturity investment securities is based on quoted market prices where available. If quoted market prices are not available, the fair value is based on quoted market prices of comparable instruments. The Company classifies its held-to-maturity investment securities as Level 2.

Loans. The fair value of loans held for portfolio uses an exit price concept and reflects discounts the Company believes are consistent with liquidity discounts in the market place. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial and industrial, real estate construction and development, commercial real estate, one-to-four-family residential real estate, home equity and consumer and installment. The fair value of loans is estimated by discounting the future cash flows, utilizing assumptions for prepayment estimates over the loans’ remaining life and considerations for the current interest rate environment compared to the weighted average rate of the loan portfolio. The fair value analysis also included other assumptions to estimate fair value, intended to approximate those factors a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, and credit spreads, as appropriate. The Company classifies its loans held for portfolio as Level 3.

Loans held for sale. The fair value of loans held for sale, which is the amount reported in the consolidated balance sheets, is based on quoted market prices where available. If quoted market prices are not available, the fair value is based on quoted market prices of comparable instruments. The Company classifies its loans held for sale as Level 2.

Deposits. The fair value of deposits generally payable on demand (i.e., noninterest-bearing and interest-bearing demand, and savings and money market accounts) is considered equal to their respective carrying amounts as reported in the consolidated balance sheets. The fair value of demand deposits does not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market. The fair value disclosed for time deposits was estimated utilizing a discounted cash flow calculation that applied interest rates currently being offered on similar deposits to a schedule of aggregated monthly maturities of time deposits. If the estimated fair value is lower than the carrying value, the carrying value is reported as the fair value of time deposits. The Company classifies its time deposits as Level 3.

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

Subordinated debentures. The fair value of subordinated debentures is based on quoted market prices of comparable instruments. The Company classifies its subordinated debentures as Level 3.

Off-Balance Sheet Financial Instruments. The fair value of commitments to extend credit, standby letters of credit and financial guarantees is based on estimated probable credit losses. The Company classifies its off-balance sheet financial instruments as Level 3.

The estimated fair value of the Company’s financial instruments at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2011		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$496,982	496,982	472,011	472,011
Investment securities:
Available for sale	2,637,795	2,637,795	2,457,887	2,457,887
Held to maturity	12,742	13,256	12,817	13,424
Loans held for portfolio	2,977,703	2,687,504	3,115,130	2,811,538
Loans held for sale	48,074	48,074	31,111	31,111
FRB and FHLB stock	26,424	26,424	27,078	27,078
Derivative instruments	1,726	1,726	1,022	1,022
Accrued interest receivable	20,692	20,692	21,050	21,050
Assets of discontinued operations	21,123	21,123	21,009	21,009

Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,285,179	1,285,179	1,209,759	1,209,759
Interest-bearing demand	924,279	924,279	884,168	884,168
Savings and money market	1,892,226	1,892,226	1,893,560	1,893,560
Time deposits	1,409,768	1,412,005	1,464,343	1,467,548
Other borrowings	37,652	37,652	50,910	50,910
Derivative instruments	690	690	1,114	1,114
Accrued interest payable	37,770	37,770	34,285	34,285
Subordinated debentures	354,076	228,869	354,057	204,502
Liabilities of discontinued operations	345,668	338,927	346,282	339,527

Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby
letters of credit and financial
guarantees	$(2,779)	(2,779)	(2,785)	(2,785)

NOTE 13 – INCOME TAXES

The realization of the Company’s net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies. The Company has a full valuation allowance against its net deferred tax assets at March 31, 2012 and December 31, 2011. The deferred tax asset valuation allowance was recorded in accordance with ASC Topic 740, “Income Taxes.” Under ASC Topic 740, the Company is required to assess whether it is “more likely than not” that some portion or all of its deferred tax assets will not be realized. Pursuant to ASC Topic 740, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years. If, in the future, the Company generates taxable income on a sustained basis, management may conclude the deferred tax asset valuation allowance is no longer required, which would result in the reversal of a portion or all of the deferred tax asset valuation allowance, which would be reflected as a benefit for income taxes in the consolidated statements of operations.

A summary of the Company’s deferred tax assets and deferred tax liabilities at March 31, 2012 and December 31, 2011 is as follows:

	March 31,	December 31,
	2012	2011
	(dollars expressed in thousands)
Gross deferred tax assets	$413,555	412,155
Valuation allowance	(395,389)	(393,034)
Deferred tax assets, net of valuation allowance	18,166	19,121
Deferred tax liabilities	25,306	26,261
Net deferred tax liabilities	$(7,140)	(7,140)

The Company’s valuation allowance was $395.4 million and $393.0 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $541.7 million and $539.2 million, respectively. At March 31, 2012 and December 31, 2011, for state income tax purposes, the Company had net operating loss carryforwards of approximately $713.0 million and $702.8 million, respectively, and a related deferred tax asset of $61.5 million and $58.3 million, respectively.

At March 31, 2012 and December 31, 2011, the Company’s unrecognized tax benefits for uncertain tax positions, excluding interest and penalties, were $1.3 million and $1.2 million, respectively. At March 31, 2012 and December 31, 2011, the total amount of unrecognized tax benefits that would affect the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, was $822,000 and $784,000, respectively. It is the Company’s policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At March 31, 2012 and December 31, 2011, interest accrued for unrecognized tax positions was $152,000 and $136,000, respectively. The Company recorded interest expense of $16,000 and $17,000 related to unrecognized tax benefits for the three months ended March 31, 2012 and 2011, respectively. There were no penalties for uncertain tax positions accrued at March 31, 2012 and December 31, 2011, nor did the Company recognize any expense for penalties during the three months ended March 31, 2012 and 2011.

The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits as of March 31, 2012 could decrease by approximately $271,000 by December 31, 2012 as a result of the lapse of statutes of limitations or potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, is estimated to be approximately $176,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.

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

NOTE 14 – EARNINGS (LOSS) PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings (loss) per share (EPS) for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands, except
	share and per share data)
Basic:
Net income (loss) from continuing operations attributable to First Banks, Inc.	$9,436	(2,943)
Preferred stock dividends declared and undeclared	(4,627)	(4,388)
Accretion of discount on preferred stock	(884)	(855)
Net income (loss) from continuing operations attributable to common stockholders	3,925	(8,186)
Net loss from discontinued operations attributable to common stockholders	(2,538)	(3,205)
Net income (loss) available to First Banks, Inc. common stockholders	$1,387	(11,391)

Weighted average shares of common stock outstanding	23,661	23,661

Basic earnings (loss) per common share – continuing operations	$165.90	(345.95)
Basic loss per common share – discontinued operations	$(107.27)	(135.46)
Basic earnings (loss) per common share	$58.63	(481.41)

	Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands, except
	share and per share data)
Diluted:
Net income (loss) from continuing operations attributable to common stockholders	$3,925	(8,186)
Net loss from discontinued operations attributable to common stockholders	(2,538)	(3,205)
Net income (loss) available to First Banks, Inc. common stockholders	1,387	(11,391)
Effect of dilutive securities:
Class A convertible preferred stock	—	—
Diluted income (loss) per common share – net income (loss) available to First Banks, Inc. common
stockholders	$1,387	(11,391)

Weighted average shares of common stock outstanding	23,661	23,661
Effect of dilutive securities:
Class A convertible preferred stock	—	—
Weighted average diluted shares of common stock outstanding	23,661	23,661

Diluted earnings (loss) per common share – continuing operations	$165.90	(345.95)
Diluted loss per common share – discontinued operations	$(107.27)	(135.46)
Diluted earnings (loss) per common share	$58.63	(481.41)

NOTE 15 – BUSINESS SEGMENT RESULTS

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

The business segment results are consistent with the Company’s internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. The business segment results are summarized as follows:

			Corporate, Other and
			Intercompany
	First Bank		Reclassifications		Consolidated Totals
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011	2012	2011
	(dollars expressed in thousands)
Balance sheet information:
Investment securities	$2,650,537	2,470,704	—	—	2,650,537	2,470,704
Loans, net of net deferred loan fees	3,156,125	3,283,951	—	—	3,156,125	3,283,951
FRB and FHLB stock	26,424	27,078	—	—	26,424	27,078
Goodwill and other intangible assets	121,967	121,967	—	—	121,967	121,967
Assets of discontinued operations	21,123	21,009	—	—	21,123	21,009
Total assets	6,664,788	6,593,515	13,450	15,398	6,678,238	6,608,913
Deposits	5,515,514	5,454,664	(4,062)	(2,834)	5,511,452	5,451,830
Other borrowings	37,652	50,910	—	—	37,652	50,910
Subordinated debentures	—	—	354,076	354,057	354,076	354,057
Liabilities of discontinued operations	345,668	346,282	—	—	345,668	346,282
Stockholders’ equity	701,207	680,625	(425,475)	(416,954)	275,732	263,671

			Corporate, Other and
			Intercompany
	First Bank		Reclassifications		Consolidated Totals
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011
	(dollars expressed in thousands)
Income statement information:
Interest income	$52,316	62,114	21	51	52,337	62,165
Interest expense	4,334	9,208	3,683	3,299	8,017	12,507
Net interest income (loss)	47,982	52,906	(3,662)	(3,248)	44,320	49,658
Provision for loan losses	2,000	10,000	—	—	2,000	10,000
Net interest income (loss) after provision for
loan losses	45,982	42,906	(3,662)	(3,248)	42,320	39,658
Noninterest income	16,819	13,863	72	46	16,891	13,909
Amortization of intangible assets	—	783	—	—	—	783
Other noninterest expense	49,399	55,616	341	(6)	49,740	55,610
Income (loss) from continuing operations before
provision (benefit) for income taxes	13,402	370	(3,931)	(3,196)	9,471	(2,826)
Provision (benefit) for income taxes	132	143	(37)	(91)	95	52
Net income (loss) from continuing operations, net
of tax	13,270	227	(3,894)	(3,105)	9,376	(2,878)
Discontinued operations, net of tax	(2,538)	(3,205)	—	—	(2,538)	(3,205)
Net income (loss)	10,732	(2,978)	(3,894)	(3,105)	6,838	(6,083)
Net (loss) income attributable to noncontrolling
interest in subsidiary	(60)	65	—	—	(60)	65
Net income (loss) attributable to First Banks, Inc.	$10,792	(3,043)	(3,894)	(3,105)	6,898	(6,148)

NOTE 16 – TRANSACTIONS WITH RELATED PARTIES

First Services, L.P. First Services, L.P. (First Services), a limited partnership indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, provides information technology, item processing and various related services to the Company and First Bank. Fees paid under agreements with First Services were $5.7 million and $6.1 million for the three months ended March 31, 2012 and 2011, respectively. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of such equipment of $350,000 and $521,000 during the three months ended March 31, 2012 and 2011, respectively. In addition, First Services paid $462,000 for the three months ended March 31, 2012 and 2011, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.

First Services entered into an Affiliate Services Agreement with the Company and First Bank effective January 2009. The Affiliate Services Agreement relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, insurance services and vendor payment processing services. Fees accrued under the Affiliate Services Agreement by First Services were $44,000 and $50,000 for the three months ended March 31, 2012 and 2011, respectively.

First Brokerage America, L.L.C. First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, received $1.2 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively, in gross commissions paid by unaffiliated third-party companies. The commissions received primarily resulted from sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid $95,000 and $149,000 for the three months ended March 31, 2012 and 2011, respectively, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.

Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of the Company’s Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $124,000 and $118,000 for the three months ended March 31, 2012 and 2011, respectively.

First Capital America, Inc. / FB Holdings, LLC. The Company formed FB Holdings, a limited liability company organized in the state of Missouri, in May 2008. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $133.3 million and FCA contributed cash of $125.0 million to FB Holdings during 2008. As a result, First Bank owned 53.23% and FCA owned the remaining 46.77% of FB Holdings as of March 31, 2012. The contribution of cash by FCA is reflected as a component of stockholders’ equity in the consolidated balance sheets and, consequently, increased the Company’s and First Bank’s risk-based capital ratios under then-existing regulatory guidelines, subject to certain limitations.

FB Holdings receives various services provided by First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the agreement by FB Holdings to First Bank were $42,000 and $54,000 for the three months ended March 31, 2012 and 2011, respectively.

Investors of America Limited Partnership. On March 24, 2011, the Company entered into a Credit Agreement with Investors of America, LP, as further described in Note 8 to the consolidated financial statements. Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of the Company’s Chairman and members of his immediate family. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of December 31, 2012 and an interest rate of the LIBOR plus 300 basis points, is intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses. There were no balances outstanding with respect to the Credit Agreement as of and for the three months ended March 31, 2012 or since its inception.

Loans to Directors and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of the Company were $20.7 million at March 31, 2012 and December 31, 2011. First Bank does not extend credit to its officers or to officers of the Company, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.

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

NOTE 18 – SUBSEQUENT EVENTS

Florida Region. On April 4, 2012, First Bank terminated a Branch Purchase and Assumption Agreement that was entered into on January 25, 2012 to sell certain assets and transfer certain liabilities associated with First Bank’s Florida Region to an unaffiliated financial institution, as further described in Note 2 to the consolidated financial statements. The agreement was subject to several closing conditions. The potential buyer failed to meet certain conditions and First Bank exercised its right to terminate the agreement. Under the terms of the agreement, First Bank received an escrow deposit from the potential buyer upon the termination of the agreement that was more than sufficient to offset First Bank’s expenses associated with the proposed transaction. The Company continues to apply discontinued operations accounting to the assets and liabilities and related operations of the Florida Region as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 while it considers its options with respect to the Florida Region based on this recent development.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors that Could Affect Future Results

The discussion set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning or future or conditional terms such as: “will,” “would,” “should,” “could,” “may,” “likely,” “probably,” or “possibly.” Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition and earnings including the ability of the Company to remain profitable, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to, the following factors whose order is not indicative of likelihood or significance of impact:

➢	Our ability to raise sufficient capital, absent the successful completion of all or a significant portion of our Capital Plan, as further discussed under “—Recent Developments and Other Matters – Capital Plan;”
➢	Our ability to maintain capital at levels necessary or desirable to support our operations;
➢	The risks associated with implementing our business strategy, including our ability to preserve and access sufficient capital to continue to execute our strategy;
➢	Regulatory actions that impact First Banks, Inc. and First Bank, including the regulatory agreements entered into among First Banks, Inc., First Bank, the Federal Reserve Bank of St. Louis and the State of Missouri Division of Finance, as further discussed under “—Recent Developments and Other Matters – Regulatory Agreements;”
➢	Our ability to comply with the terms of an agreement with our regulators pursuant to which we have agreed to take certain corrective actions to improve our financial condition and results of operations;
➢	The effects of and changes in trade and monetary and fiscal policies and laws, including, but not limited to, the Dodd- Frank Wall Street Reform and Consumer Protection Act, the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board of Governors and the U.S. Treasury’s Capital Purchase Program and Troubled Asset Relief Program authorized by the Emergency Economic Stabilization Act of 2008;
➢	The risks associated with the high concentration of commercial real estate loans in our loan portfolio;
➢	The decline in commercial and residential real estate sales volume and the likely potential for continuing lack of liquidity in the real estate markets;
➢	The uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing lack of liquidity in the real estate markets;
➢	Negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on our business and on the businesses of our customers as well as other banks and lending institutions with which we have commercial relationships;
➢	The sufficiency of our allowance for loan losses to absorb the amount of actual losses inherent in our existing loan portfolio;
➢	The accuracy of assumptions underlying the establishment of our allowance for loan losses and the estimation of values of collateral or cash flow projections and the potential resulting impact on the carrying value of various financial assets and liabilities;
➢	Credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio including certain large individual loans;
➢	Possible changes in the creditworthiness of customers and the possible impairment of collectability of loans;
➢	Liquidity risks;
➢	Inaccessibility of funding sources on the same or similar terms on which we have historically relied if we are unable to maintain sufficient capital ratios;
➢	The ability to successfully acquire low cost deposits or alternative funding;
➢	The effects of increased Federal Deposit Insurance Corporation deposit insurance assessments;
➢	Changes in consumer spending, borrowings and savings habits;
➢	The ability of First Bank to pay dividends to its parent holding company;
➢	Our ability to pay cash dividends on our preferred stock and interest on our junior subordinated debentures;
➢	High unemployment and the resulting impact on our customers’ savings rates and their ability to service debt obligations;
➢	Possible changes in interest rates may increase our funding costs and reduce earning asset yields, thus reducing our margins;
➢	The impact of possible future goodwill and other material impairment charges;
➢	The ability to attract and retain senior management experienced in the banking and financial services industry;
➢	Changes in the economic environment, competition, or other factors that may influence loan demand, deposit flows, the quality of our loan portfolio and loan and deposit pricing;
➢	The impact on our financial condition of unknown and/or unforeseen liabilities arising from legal or administrative proceedings;
➢	The threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism;

➢	Possible changes in general economic and business conditions in the United States in general and particularly in the communities and market segments we serve;
➢	Volatility and disruption in national and international financial markets;
➢	Government intervention in the U.S. financial system;
➢	The impact of laws and regulations applicable to us and changes therein;
➢	The impact of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;
➢	The impact of litigation generally and specifically arising out of our efforts to collect outstanding customer loans;
➢	Competitive conditions in the markets in which we conduct our operations, including competition from banking and non- banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us;
➢	Our ability to control the composition of our loan portfolio without adversely affecting interest income;
➢	The geographic dispersion of our offices;
➢	The impact our hedging activities may have on our operating results;
➢	The highly regulated environment in which we operate; and
➢	Our ability to respond to changes in technology or an interruption or breach in security of our information systems.

Actual events or our actual future results may differ materially from any forward-looking statement due to these and other risks, uncertainties and significant factors. For a discussion of these and other risk factors that may impact these forward-looking statements, please refer to our 2011 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on March 23, 2012. We wish to caution readers of this Quarterly Report on Form 10-Q that the foregoing list of important factors may not be all-inclusive and specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We do not have a duty to and will not update these forward-looking statements. Readers of this Quarterly Report on Form 10-Q should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on these statements.

OVERVIEW

We, or the Company, are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; FB Holdings, LLC, or FB Holdings; Small Business Loan Source LLC, or SBLS LLC; ILSIS, Inc.; FBIN, Inc.; SBRHC, Inc.; HVIIHC, Inc.; FBSA Missouri, Inc.; FBSA California, Inc.; NT Resolution Corporation; and LC Resolution Corporation. First Bank’s subsidiaries are wholly owned at March 31, 2012 except for FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, as further described in Note 16 to our consolidated financial statements.

First Bank currently operates 147 branch banking offices in California, Florida, Illinois and Missouri. At March 31, 2012, we had assets of $6.68 billion, loans, net of net deferred loan fees, of $3.16 billion, deposits of $5.51 billion and stockholders’ equity of $275.7 million.

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

RECENT DEVELOPMENTS AND OTHER MATTERS

Capital Plan. We have been working since the beginning of 2008 to strengthen our capital ratios and improve our financial performance. Additionally, on August 10, 2009, we announced the adoption of our Capital Optimization Plan, or Capital Plan, designed to improve our capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. We adopted our Capital Plan in order to, among other things, preserve our risk-based capital. We have completed, or are in the process of completing, a number of initiatives associated with our Capital Plan. A summary of the primary initiatives completed as of March 31, 2012 with respect to our Capital Plan is as follows:

		Decrease in	Decrease in	Total Risk-
	Gain (Loss)	Intangible	Risk-Weighted	Based Capital
	on Sale	Assets	Assets	Benefit (1)
	(dollars expressed in thousands)
Reduction in Other Risk-Weighted Assets	$—	—	103,800	9,100
Total 2012 Capital Initiatives	$—	—	103,800	9,100

Sale of Remaining Northern Illinois Region	$425	1,558	33,800	4,900
Sale of Edwardsville Branch	263	500	1,400	900
Reduction in Other Risk-Weighted Assets	—	—	877,900	76,800
Total 2011 Capital Initiatives	$688	2,058	913,100	82,600

Partial Sale of Northern Illinois Region	$6,355	9,683	141,800	28,500
Sale of Texas Region	4,984	19,962	116,300	35,100
Sale of MVP	(156)	—	800	(100)
Sale of Chicago Region	8,414	26,273	342,600	64,700
Sale of Lawrenceville Branch	168	1,000	11,400	2,200
Reduction in Other Risk-Weighted Assets	—	—	2,111,400	184,700
Total 2010 Capital Initiatives	$19,765	56,918	2,724,300	315,100

Sale of WIUS loans	$(13,077)	19,982	146,700	19,700
Sale of restaurant franchise loans	(1,149)	—	64,400	4,500
Sale of asset-based lending loans	(6,147)	—	119,300	4,300
Sale of Springfield Branch	309	1,000	900	1,400
Sale of ANB	120	13,013	1,300	13,200
Reduction in Other Risk-Weighted Assets	—	—	1,580,400	138,300
Total 2009 Capital Initiatives	$(19,944)	33,995	1,913,000	181,400

Total Completed Capital Initiatives	$509	92,971	5,654,200	588,200
____________________

(1)       Calculated as the sum of the gain (loss) on sale plus the reduction in intangible assets plus 8.75% of the reduction in risk-weighted assets.

On January 25, 2012, we entered into a Branch Purchase and Assumption Agreement to sell certain assets and transfer certain liabilities of our Florida franchise, or Florida Region, to an unaffiliated financial institution. Under the terms of the agreement, the unaffiliated financial institution was to assume approximately $345.3 million of deposits associated with our 19 Florida retail branches for a premium of approximately 2.3%. The unaffiliated financial institution was also expected to purchase premises and equipment and assume the leases associated with our Florida Region at a discount of $1.2 million. We terminated this agreement on April 4, 2012 when the potential buyer failed to meet certain conditions of the agreement and, consequently, First Bank received an escrow deposit from the potential buyer upon the termination of the agreement that was more than sufficient to offset First Bank’s expenses associated with the proposed transaction. We continue to apply discontinued operations accounting to the assets and liabilities and related operations of our Florida Region as of and for the quarter ended March 31, 2012 while we consider our options with respect to the Florida Region based on this recent development.

See Note 2 and Note 18 to our consolidated financial statements for a discussion of initiatives associated with our Capital Plan that were completed, or are in the process of completion, during the three months ended March 31, 2012 and 2011.

In addition to the action items identified above with respect to our Capital Plan, we are also focused on the following actions which, if consummated, would further improve our regulatory capital ratios and/or result in a reduction of our risk-weighted assets:

➢	Successful implementation of the action items contained within our Profit Improvement Plan;
➢	Reduction in the overall level of our nonperforming assets and potential problem loans;

➢	Sale, merger or closure of individual branches or selected branch groupings;
➢	Sale and/or aggressive reduction of the retained assets and liabilities associated with our Chicago, Texas and Northern Illinois Regions; and
➢	Exploration of possible capital planning strategies to increase the overall level of Tier 1 risk-based capital at our holding company.

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

Discontinued Operations. We have applied discontinued operations accounting in accordance with Accounting Standards CodificationTM, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities associated with our Florida Region as of March 31, 2012 and December 31, 2011, and to the operations of our 19 Florida retail branches and three of our Northern Illinois retail branches for the three months ended March 31, 2012 and 2011, as applicable. All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. See Note 2 and Note 18 to our consolidated financial statements for further discussion regarding subsequent events associated with discontinued operations.

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

First Bank, under its informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 11 to our consolidated financial statements, First Bank’s Tier 1 capital to total assets ratio was 8.45% at March 31, 2012.

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

RESULTS OF OPERATIONS

Overview. We recorded net income, including discontinued operations, of $6.9 million for the three months ended March 31, 2012, compared to a net loss, including discontinued operations, of $6.1 million for the comparable period in 2011. Our results of operations reflect the following:

➢	Net interest income of $44.3 million for the three months ended March 31, 2012, compared to $49.7 million for the comparable period in 2011, which contributed to a decline in our net interest margin to 2.90% for the three months ended March 31, 2012, compared to 2.96% for the comparable period in 2011, as further discussed under “—Net Interest Income;”

➢	A provision for loan losses of $2.0 million for the three months ended March 31, 2012, compared to $10.0 million for the comparable period in 2011, as further discussed under “—Provision for Loan Losses;”

➢	Noninterest income of $16.9 million for the three months ended March 31, 2012, compared to $13.9 million for the comparable period in 2011, as further discussed under “—Noninterest Income;”

➢	Noninterest expense of $49.7 million for the three months ended March 31, 2012, compared to $56.4 million for the comparable period in 2011, as further discussed under “—Noninterest Expense;”

➢	A provision for income taxes of $95,000 for the three months ended March 31, 2012, compared to a provision for income taxes of $52,000 for the comparable period in 2011, as further discussed under “—Provision for Income Taxes;”

➢	A net loss from discontinued operations, net of tax, of $2.5 million for the three months ended March 31, 2012, compared to net losses from discontinued operations, net of tax, of $3.2 million for the comparable period in 2011, as further discussed under “—Loss from Discontinued Operations, Net of Tax;” and

➢	A net loss attributable to noncontrolling interest in subsidiary of $60,000 for the three months ended March 31, 2012, compared to net income of $65,000 for the comparable period in 2011, as further discussed under “—Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiary.”

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

Our balance sheet is presently asset sensitive, and as such, our net interest margin has been negatively impacted by the low interest rate environment as our loan portfolio re-prices on an immediate basis; whereas we are unable to immediately re-price our deposit portfolio to current market interest rates, thereby resulting in a compression of our net interest margin. Our asset-sensitive position, coupled with the level of our nonperforming assets, the increased level of average lower-yielding short-term investments and investment securities, the lower level of average loans and the additional interest expense accrued on our regularly scheduled deferred interest payments on our junior subordinated debentures has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income in the future.

Net interest income, expressed on a tax-equivalent basis, decreased $5.4 million to $44.4 million for the three months ended March 31, 2012, compared to $49.7 million for the comparable period in 2011. Our net interest margin decreased to 2.90% for the three months ended March 31, 2012, compared to 2.96% for the comparable period in 2011.

We attribute the decrease in our net interest margin and net interest income to a lower average balance of interest-earning assets in addition to a significant change in the mix of our interest-earning assets, which has shifted from loans to investment securities, partially offset by a decrease in interest-bearing liabilities and a decrease in deposit and other borrowing costs. The average yield earned on our interest-earning assets decreased 29 basis points to 3.42% for the three months ended March 31, 2012, compared to 3.71% for the comparable period in 2011, while the average rate paid on our interest-bearing liabilities decreased 27 basis points to 0.70% for the three months ended March 31, 2012, compared to 0.97% for the comparable period in 2011. Average interest-earning assets decreased $645.2 million to $6.17 billion for the three months ended March 31, 2012, compared to $6.81 billion for the comparable period in 2011. Average interest-bearing liabilities decreased $595.5 million to $4.62 billion for the three months ended March 31, 2012, compared to $5.22 billion for the comparable period in 2011.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased $14.4 million to $38.2 million for the three months ended March 31, 2012, compared to $52.6 million for the comparable period in 2011. Average loans decreased $1.11 billion to $3.21 billion for the three months ended March 31, 2012, from $4.32 billion for the comparable period in 2011. The decrease in average loans primarily reflects a substantial level of loan payoffs and principal payments, reduced loan demand within our markets, loan charge-offs, transfers of loans to other real estate and repossessed assets, and the exit of certain of our problem credit relationships. The yield on our loan portfolio decreased 15 basis points to 4.79% for the three months ended March 31, 2012, compared to 4.94% for the comparable period in 2011. The yield on our loan portfolio continues to be adversely impacted by the historically low prime and LIBOR interest rates, as a significant portion of our loan portfolio is priced to these indices. Furthermore, the yield on our loan portfolio continues to be adversely impacted by the higher levels of average nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses.” Our nonaccrual loans decreased our average yield on loans by approximately 29 and 58 basis points during the three months ended March 31, 2012 and 2011, respectively.

Interest income on our investment securities, expressed on a tax-equivalent basis, increased $4.9 million to $13.6 million for the three months ended March 31, 2012, from $8.7 million for the comparable period in 2011. Average investment securities increased $928.2 million to $2.53 billion for the three months ended March 31, 2012, compared to $1.60 billion for the comparable period in 2011. The increase in average investment securities reflects the continued utilization of a portion of our cash and short-term investments to fund gradual and planned increases in our investment securities portfolio in an effort maximize our net interest income and net interest margin while maintaining appropriate liquidity levels and diversification within our investment securities portfolio. The yield earned on our investment securities portfolio decreased to 2.17% for the three months ended March 31, 2012, compared to 2.21% for the comparable period in 2011, reflecting purchases of investment securities at lower market rates.

Dividends on our FRB and FHLB stock were $337,000 and $396,000 for the three months ended March 31, 2012 and 2011, respectively. Average FRB and FHLB stock decreased to $26.8 million for the three months ended March 31, 2012, from $29.0 million for the comparable period in 2011. The decrease in average FRB and FHLB stock reflects the net redemption of FRB and FHLB stock during 2011 and 2012 associated with the reduction in our average total assets. The yield earned on our FRB and FHLB stock was 5.06% for the three months ended March 31, 2012, compared to 5.54% for the comparable period in 2011.

Interest income on our short-term investments decreased to $253,000 for the three months ended March 31, 2012, from $532,000 for the comparable period in 2011. Average short-term investments decreased $459.9 million to $401.2 million for the three months ended March 31, 2012, compared to $861.1 million for the comparable period in 2011. The yield on our short-term investments was 0.25% for the three months ended March 31, 2012 and 2011, reflecting the investment of the majority of funds in our short-term investments in our correspondent bank account with the FRB, which currently earns 0.25%. The decrease in our average short-term investments reflects the utilization of such funds, coupled with funds available from the decline in our loan portfolio, to fund increases in our investment securities portfolio, divestitures associated with our Capital Plan in 2011, and decreases in our average total deposits. We built a significant amount of available balance sheet liquidity throughout 2009, 2010 and 2011 in anticipation of the expected completion of certain transactions associated with our Capital Plan, as further discussed under “—Liquidity Management.” The high level of short-term investments, while necessary to complete certain transactions associated with our Capital Plan and to maintain significant balance sheet liquidity in light of economic conditions during these periods, has negatively impacted our net interest margin and will negatively impact our net interest margin in future periods until we have the opportunity to further reduce our short-term investments through deployment of such funds into other higher-yielding assets.

Interest expense on our interest-bearing deposits decreased $4.9 million to $4.3 million for the three months ended March 31, 2012, compared to $9.2 million for the comparable period in 2011. Average total deposits decreased $488.4 million to $5.45 billion for the three months ended March 31, 2012, compared to $5.94 billion for the comparable period in 2011. Average interest-bearing deposits decreased $600.0 million to $4.23 billion for the three months ended March 31, 2012, compared to $4.83 billion for the comparable period in 2011. The decrease in average interest-bearing deposits primarily reflects anticipated reductions of higher rate certificates of deposit and promotional money market deposits, partially offset by organic growth through deposit development programs, including marketing campaigns and enhanced product and service offerings. The mix in our deposit portfolio volumes for the three months ended March 31, 2012, as compared to the comparable period in 2011, primarily reflects a shift from time deposits, savings and money market deposits, and interest-bearing demand deposits to noninterest-bearing demand deposits. Decreases in our average time deposits, savings and money market deposits and interest-bearing demand deposits of $446.1 million, $125.9 million, and $28.0 million, respectively, for the first three months of 2012 as compared to the same period in 2011, were partially offset by an increase in our average noninterest-bearing demand deposits of $111.6 million. The aggregate weighted average rate paid on our interest-bearing deposit portfolio decreased 36 basis points to 0.41% for the three months ended March 31, 2012, compared to 0.77% for the comparable period in 2011, reflecting the re-pricing of certificate of deposit accounts to current market interest rates upon maturity and our efforts to reduce deposit costs across our deposit portfolio, in particular promotional money market deposits. The weighted average rate paid on our time deposit portfolio declined 49 basis points to 0.89% for the three months ended March 31, 2012, from 1.38% for the comparable period in 2011; the weighted average rate paid on our savings and money market deposit portfolio declined to 29 basis points to 0.21% for the three months ended March 31, 2012, from 0.50% for the comparable period in 2011; and the weighted average rate paid on our interest-bearing demand deposits declined seven basis points to 0.06% for the three months ended March 31, 2012, from 0.13% for the comparable period in 2011. Assuming that the prevailing interest rate environment remains relatively stable, we anticipate continued reductions in our deposit costs as certain of our certificate of deposit accounts continue to re-price to current market interest rates upon maturity.

Interest expense on our other borrowings decreased to $21,000 for the three months ended March 31, 2012, compared to $26,000 for the comparable period in 2011. Average other borrowings were $39.2 million and $34.8 million for the three months ended March 31, 2012 and 2011, respectively. Average other borrowings during the periods were comprised solely of daily repurchase agreements utilized by our commercial deposit customers as an alternative deposit product in connection with cash management activities. The aggregate weighted average rate paid on our other borrowings decreased to 0.22% for the three months ended March 31, 2012, compared to 0.30% for the comparable period in 2011.

Interest expense on our junior subordinated debentures increased $384,000 to $3.7 million for the three months ended March 31, 2012, compared to $3.3 million for the comparable period in 2011. Average junior subordinated debentures were $354.1 million and $354.0 million for the three months ended March 31, 2012 and 2011, respectively. The aggregate weighted average rate paid on our junior subordinated debentures increased to 4.19% for the three months ended March 31, 2012, compared to 3.78% for the comparable period in 2011. The aggregate weighted average rates and the level of interest expense reflect the LIBOR rates and the impact to the related spreads to LIBOR during the periods, as approximately 79.4% of our junior subordinated debentures are variable rate. The aggregate weighted average rates also reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures of $440,000 and $249,000 for the three months ended March 31, 2012 and 2011, respectively, as further discussed in Note 9 to our consolidated financial statements. The additional interest expense accrued on the regularly scheduled deferred interest payments increased the weighted average rate paid on our junior subordinated debentures by approximately 50 and 29 basis points for the three months ended March 31, 2012 and 2011, respectively.

Average Balance Sheets. The following table sets forth, on a tax-equivalent basis, certain information on a continuing basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012			2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars expressed in thousands)
ASSETS

Interest-earning assets:
Loans (1) (2) (3)	$3,210,025	38,207	4.79%	$4,321,354	52,602	4.94%
Investment securities (3)	2,527,288	13,613	2.17	1,599,065	8,725	2.21
FRB and FHLB stock	26,791	337	5.06	28,995	396	5.54
Short-term investments	401,192	253	0.25	861,119	532	0.25
Total interest-earning assets	6,165,296	52,410	3.42	6,810,533	62,255	3.71
Nonearning assets	420,518			401,070
Assets of discontinued operations	21,237			62,072
Total assets	$6,607,051			$7,273,675

LIABILITIES AND
STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$896,695	144	0.06%	$924,693	300	0.13%
Savings and money market	1,890,911	987	0.21	2,016,815	2,465	0.50
Time deposits of $100 or more	517,457	1,164	0.90	716,945	2,486	1.41
Other time deposits	923,818	2,015	0.88	1,170,425	3,928	1.36
Total interest-bearing deposits	4,228,881	4,310	0.41	4,828,878	9,179	0.77
Other borrowings	39,219	21	0.22	34,812	26	0.30
Subordinated debentures	354,067	3,686	4.19	353,991	3,302	3.78
Total interest-bearing liabilities	4,622,167	8,017	0.70	5,217,681	12,507	0.97
Noninterest-bearing liabilities:
Demand deposits	1,225,006			1,113,375
Other liabilities	147,493			117,405
Liabilities of discontinued operations	345,447			519,442
Total liabilities	6,340,113			6,967,903
Stockholders’ equity	266,938			305,772
Total liabilities and stockholders’ equity	$6,607,051			$7,273,675
Net interest income		44,393			49,748
Interest rate spread			2.72			2.74
Net interest margin (4)			2.90%			2.96%
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $73,000 and $90,000 for the three months ended March 31, 2012 and 2011, respectively.
(4)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

Rate / Volume. The following table indicates, on a tax-equivalent basis, the changes in interest income and interest expense on a continuing basis that are attributable to changes in average volume and changes in average rates, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:
	Three Months Ended March 31, 2012
	Compared to 2011
			Net
	Volume	Rate	Change
	(dollars expressed in thousands)
Interest earned on:
Loans (1) (2) (3)	$(12,883)	(1,512)	(14,395)
Investment securities (3)	5,011	(123)	4,888
FRB and FHLB stock	(28)	(31)	(59)
Short-term investments	(279)	—	(279)
Total interest income	(8,179)	(1,666)	(9,845)
Interest paid on:
Interest-bearing demand deposits	(8)	(148)	(156)
Savings and money market deposits	(144)	(1,334)	(1,478)
Time deposits	(1,293)	(1,942)	(3,235)
Other borrowings	3	(8)	(5)
Subordinated debentures	1	383	384
Total interest expense	(1,441)	(3,049)	(4,490)
Net interest income	$(6,738)	1,383	(5,355)
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.

Net interest income, expressed on a tax-equivalent basis, decreased $5.4 million for three months ended March 31, 2012, as compared to the comparable period in 2011, and reflects a decrease due to volume of $6.7 million, partially offset by an increase due to rate of $1.4 million. The decrease for the three months ended March 31, 2012 as compared to the comparable period in 2011, was primarily driven by a decrease in the volume of loans, partially offset by an increase in the volume of investment securities. We have been utilizing cash proceeds resulting from loan payoffs to fund gradual and planned increases in our investment securities portfolio in an effort to maximize net interest income and net interest margin while maintaining appropriate liquidity levels and diversification within our investment securities portfolio and closely monitoring key risk metrics within the investment securities portfolio. Because loans generally have a higher yield than investment securities, the change in our interest-earning asset mix has had a negative impact on our net interest income. The decrease in loans is further discussed under “—Loans and Allowance for Loan Losses.” The increase in net interest income due to rate was primarily driven by a decline in the cost of our interest-bearing deposits and other borrowings, partially offset by a decrease in our loan and investment securities yields, reflective of overall market conditions and competition during these periods.

Provision for Loan Losses. We recorded a provision for loan losses of $2.0 million for the three months ended March 31, 2012, compared to $10.0 million for the comparable period in 2011. The decrease in the provision for loan losses for the three months ended March 31, 2012, as compared to the comparable period in 2011, was primarily driven by the significant decrease in our overall level of nonaccrual loans and potential problem loans, a decrease in net charge-offs and less severe asset migration to classified asset categories during the first quarter of 2012 than the migration levels experienced during the first quarter of 2011.

Our nonaccrual loans decreased to $185.1 million at March 31, 2012, from $220.3 million at December 31, 2011 and $382.0 million at March 31, 2011. The decrease in the overall level of nonaccrual loans was driven by resolution of certain nonaccrual loans, gross loan charge-offs, and transfers to other real estate and repossessed assets exceeding net additions to nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses,” and reflects our continued progress with respect to the implementation of our Asset Quality Improvement Plan initiatives, designed to reduce the overall balance of nonaccrual and other potential problem loans and assets.

Our net loan charge-offs decreased to $9.4 million for the three months ended March 31, 2012, from $27.1 million for the comparable period in 2011. Our annualized net loan charge-offs were 1.17% of average loans for the three months ended March 31, 2012, compared to 2.54% of average loans for the three months ended March 31, 2011. Loan charge-offs were $16.5 million for the three months ended March 31, 2012, compared to $36.9 million for the comparable period in 2011, and loan recoveries were $7.1 million for the three months ended March 31, 2012, compared to $9.8 million for the comparable period in 2011.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”

Noninterest Income. Noninterest income increased $3.0 million, or 21.4%, to $16.9 million for the three months ended March 31, 2012, from $13.9 million for the comparable period in 2011. The increase in our noninterest income was primarily attributable to higher gains on loans sold and held for sale, reduced declines in the fair value of servicing rights and increased other income, partially offset by lower service charges on deposit accounts and customer service fees and lower loan servicing fees.

Service charges on deposit accounts and customer service fees decreased $766,000, or 8.2%, to $8.6 million for the three months ended March 31, 2012, from $9.4 million for the comparable period in 2011, primarily reflecting reduced non-sufficient funds and returned check fee income on retail and commercial accounts coupled with changes in our deposit mix and certain product modifications designed to enhance overall product offerings to our customer base during these periods.

Gains on loans sold and held for sale increased $2.0 million to $2.4 million for the three months ended March 31, 2012, from $386,000 for the comparable period in 2011. The increase was primarily attributable to an increase in the volume of mortgage loans originated for sale in the secondary market during the first quarter of 2012 associated with an increase in refinancing volume in our mortgage banking division in addition to higher margins on the loans originated for sale in the secondary market. The gain on sale of mortgage loans was $2.4 million and $459,000 for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, we originated residential mortgage loans totaling $102.6 million and $60.5 million, respectively, and sold residential mortgage loans totaling $67.9 million and $94.4 million, respectively. The gain on sale of loans sold and held for sale also reflects losses on the sale of SBA loans of $73,000 for the three months ended March 31, 2011.

Net gains on investment securities were $522,000 and $527,000 for the three months ended March 31, 2012 and 2011, respectively. Proceeds from sales of available-for-sale investment securities were $54.4 million and $25.6 million for the three months ended March 31, 2012 and 2011, respectively.

Net losses associated with changes in the fair value of mortgage and SBA servicing rights decreased $279,000, or 57.1%, to $210,000 for the three months ended March 31, 2012, from $489,000 for the comparable period in 2011. The changes in the fair value of mortgage and SBA servicing rights during the periods reflect changes in mortgage interest rates and the related changes in estimated prepayment speeds, as well as changes in cash flow assumptions underlying SBA loans serviced for others.

Loan servicing fees decreased $261,000, or 11.5%, to $2.0 million for the three months ended March 31, 2012, from $2.3 million for the comparable period in 2011. Loan servicing fees are primarily comprised of fee income generated from the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans originated to small business concerns, in addition to unused commitment fees received from lending customers. The level of such fees is primarily impacted by the balance of loans serviced and interest shortfall on serviced residential mortgage loans. Interest shortfall represents the difference between the interest collected from a loan servicing customer upon prepayment of the loan and the full month of interest that is required to be remitted to the security owner. The decrease in loan servicing fees during the first quarter of 2012, as compared to the same period in 2011, was primarily attributable to a decrease in fees associated with declining volumes of SBA loans serviced for others, in addition to a decrease in unused commitment fees driven by the decrease in our loan portfolio and related unused commitments.

Other income increased $1.7 million, or 95.1%, to $3.6 million for the three months ended March 31, 2012, from $1.8 million for the comparable period in 2011. The increase in other income primarily reflects the following:

➢	The receipt of a litigation settlement of $561,000 in the first quarter of 2012;

➢	A gain on the sale of a CRA investment of $402,000 in the first quarter of 2012;

➢	Net losses on sales of other real estate and repossessed assets of $73,000 for the three months ended March 31, 2012, compared to net losses on sales of other real estate and repossessed assets of $822,000 for the comparable period in 2011; and

➢	A loss of $334,000 recognized in the first quarter of 2011 on the sale of our San Jose, California branch office.

Noninterest Expense. Noninterest expense decreased $6.7 million, or 11.8%, to $49.7 million for the three months ended March 31, 2012, from $56.4 million for the comparable period in 2011. The decrease in our noninterest expense was primarily attributable to reductions in most expense categories attributable to our profit improvement initiatives and the reduction in our overall asset levels.

Salaries and employee benefits expense decreased $499,000, or 2.5%, to $19.2 million for the three months ended March 31, 2012, from $19.7 million for the comparable period in 2011. The overall decrease in salaries and employee benefits expense is reflective of the completion of certain staff reductions in 2011. Our total full-time equivalent employees, or FTEs, excluding discontinued operations, decreased to 1,165 at March 31, 2012, from 1,171 at December 31, 2011 and 1,260 at March 31, 2011, representing decreases of 0.5% and 7.5%, respectively.

Occupancy, net of rental income, and furniture and equipment expense decreased $2.0 million, or 21.6%, to $7.3 million for the three months ended March 31, 2012, from $9.3 million for the comparable period in 2011. The decrease reflects reduced furniture, fixture and technology equipment expenditures associated with prior expansion and branch renovation activities and certain branch closures completed in conjunction with profit improvement initiatives. In addition, occupancy expense, net of rental income, includes a $787,000 decrease to rent expense during the first quarter of 2012 associated with the transfer of a lease obligation to an unaffiliated third party and the related reversal of the corresponding straight-line rent liability.

Postage, printing and supplies expense decreased $56,000, or 7.0%, to $745,000 for the three months ended March 31, 2012, from $801,000 for the comparable period in 2011, primarily reflecting decreases in office supplies expenses as a result of profit improvement initiatives.

Information technology fees decreased $450,000, or 6.9%, to $6.0 million for the three months ended March 31, 2012, from $6.5 million for the comparable period in 2011. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and negotiated fee reductions with First Services, L.P. As more fully described in Note 16 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending, trust and small business lending divisions as well as our payroll processing department.

Legal, examination and professional fees decreased $531,000, or 17.4%, to $2.5 million for the three months ended March 31, 2012, from $3.1 million for the comparable period in 2011. The decrease in legal, examination and professional fees reflects a decrease in legal expenses associated with loan collection activities, divestiture activities and litigation matters in comparison to the level of such expenses during the first quarter of 2011. We anticipate legal, examination and professional fees will continue to remain at higher-than-historical levels during 2012, primarily as a result of high levels of legal and professional fees associated with ongoing collection efforts on commercial and consumer problem loans as well as ongoing matters associated with our Capital Plan, as further described under “—Recent Developments and Other Matters – Capital Plan.”

Amortization of intangible assets was $783,000 for the three months ended March 31, 2011 and reflects the amortization of core deposit intangibles associated with prior acquisitions. Our core deposit intangibles became fully amortized during 2011.

Advertising and business development expense increased $85,000, or 17.1%, to $583,000 for the three months ended March 31, 2012, from $498,000 for the comparable period in 2011, reflecting increased advertising during the first quarter of 2012 as compared to the first quarter of 2011. We expect these expenses to increase over time as we further market our products and services throughout our geographic market areas.

FDIC insurance expense decreased $1.6 million, or 32.1%, to $3.4 million for the three months ended March 31, 2012, from $5.1 million for the comparable period in 2011. Prior to April 1, 2011, the FDIC’s assessment base for the calculation of insurance premium assessments was an institution’s average deposits. The Dodd-Frank Wall Street Reform and Consumer Protection Act required the FDIC to establish rules setting insurance premium assessments based on an institution’s average consolidated assets minus its average tangible equity instead of its deposits. The change in the assessment base had the impact of reducing the level of our FDIC insurance expense beginning with the second quarter of 2011. The decrease in FDIC insurance expense is also reflective of our reduced level of deposits and total assets during the first three months of 2012 as compared to the first three months of 2011.

Write-downs and expenses on other real estate and repossessed assets decreased $1.4 million, or 27.9%, to $3.6 million for the three months ended March 31, 2012, from $4.9 million for the comparable period in 2011. Write-downs related to the revaluation of certain other real estate properties and repossessed assets were $2.1 million for the three months ended March 31, 2012, as compared to $2.6 million for the comparable period in 2011. Other real estate and repossessed asset expenses, exclusive of write-downs, such as taxes, insurance, and repairs and maintenance, were $1.4 million for the three months ended March 31, 2012, as compared to $2.4 million for the comparable period in 2011, reflecting a decrease in the balance of other real estate and repossessed assets and the sale of certain properties that required higher operating expenditures. The balance of our other real estate and repossessed assets decreased to $117.9 million at March 31, 2012, from $129.9 million at December 31, 2011 and $126.6 million at March 31, 2011. The overall higher-than-historical level of expenses on other real estate and repossessed assets is associated with ongoing foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties, as well as other property preservation related expenses. We expect the level of write-downs and expenses on our other real estate and repossessed assets to continue to remain at elevated levels in the near term as a result of the high level of our other real estate and repossessed assets and the expected future transfer of certain of our nonaccrual loans into our other real estate portfolio.

Other expense increased $597,000, or 10.3%, to $6.4 million for the three months ended March 31, 2012, from $5.8 million for the comparable period in 2011. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, loan expenses, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes, travel, meals and entertainment, overdraft losses and other nonrecurring expenses. The increase in the overall level of other expense reflects the following:

➢	An increase in expenses associated with CRA investments of $346,000 to $685,000 for the first three months of 2012, as compared to $339,000 for the first three months of 2011. We recorded a $500,000 valuation allowance on a CRA investment during the first three months of 2012;

➢	Accruals and cash payments associated with repurchase losses in our Mortgage Division of $545,000 for the three months ended March 31, 2012, compared to zero for the comparable period in 2011; and

➢	The write-down of a former branch facility of $150,000 during the first three months of 2012; partially offset by

➢	A reduction in loan expenses related to collection matters of $470,000 to $686,000 for the three months ended March 31, 2012, compared to $1.2 million for the comparable period in 2011; and

➢	A reduction in overdraft losses, net of recoveries of $149,000 to $136,000 for the three months ended March 31, 2012, compared to $285,000 for the comparable period in 2011.

Provision for Income Taxes. We recorded a provision for income taxes of $95,000 for the three months ended March 31, 2012, compared to a provision for income taxes of $52,000 for the comparable period in 2011. The provision for income taxes during the three months ended March 31, 2012 and 2011 reflects the establishment of a full deferred tax asset valuation allowance during 2008 and the resulting inability to record tax benefits on our net loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not presently “more likely than not,” as further described in Note 13 to our consolidated financial statements. The deferred tax asset valuation allowance was primarily established as a result of our three-year cumulative operating loss for the years ended December 31, 2008, 2007 and 2006, after considering all available objective evidence and potential tax planning strategies related to the amount of the deferred tax assets that are “more likely than not” to be realized. The level of our provision for income taxes and the deferred tax asset valuation allowance are more fully described in Note 13 to our consolidated financial statements.

Loss from Discontinued Operations, Net of Tax. We recorded a loss from discontinued operations, net of tax, of $2.5 million for the three months ended March 31, 2012, compared to a loss from discontinued operations, net of tax, of $3.2 million for the comparable period in 2011. Losses from discontinued operations, net of tax, for the three months ended March 31, 2012 and 2011 are reflective of net income (loss) from all discontinued operations during the respective periods, as further described in Note 2 to our consolidated financial statements.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiary. Net loss attributable to noncontrolling interest in subsidiary was $60,000 for the three months ended March 31, 2012, compared to income attributable to noncontrolling interest in subsidiary of $65,000 for the comparable period in 2011, and were comprised of the noncontrolling interest in the net income (losses) of FB Holdings. The net loss attributable to noncontrolling interest in subsidiary in 2012, as compared to the net income in 2011, is primarily reflective of reduced gains on the sale and increased write-downs of other real estate properties, partially offset by lower expenses associated with the reduction of loan and other real estate balances in FB Holdings. Noncontrolling interest in subsidiary is more fully described in Note 1 and Note 16 to our consolidated financial statements.

FINANCIAL CONDITION

Total assets increased $69.3 million to $6.68 billion at March 31, 2012, from $6.61 billion at December 31, 2011. The increase in our total assets was primarily attributable to increases in our short-term investments and investment securities portfolio, partially offset by decreases in our loans, bank premises and equipment and other real estate and repossessed assets.

Cash and cash equivalents, which are comprised of cash and short-term investments, increased $25.0 million to $497.0 million at March 31, 2012, compared to $472.0 million at December 31, 2011. The majority of funds in our short-term investments were maintained in our correspondent bank account with the FRB, as further discussed under “—Liquidity Management.” The increase in our cash and cash equivalents was primarily attributable to the following:

➢	A decrease in loans of $107.9 million, exclusive of loan charge-offs and transfers to other real estate and repossessed assets;
➢	Recoveries of loans previously charged off of $7.1 million;
➢	Sales of other real estate and repossessed assets resulting in the receipt of cash proceeds from these sales of approximately $12.5 million; and
➢	An increase in our deposit balances of approximately $59.6 million.

These increases in cash and cash equivalents were partially offset by:

➢	A net increase in our investment securities portfolio of $162.0 million, excluding the fair value adjustment on available-for-sale investment securities and an accrual of $8.0 million for an investment security that was purchased in March 2012 but not settled until April 2012; and
➢	A net decrease in our other borrowings of $13.3 million, consisting of changes in our daily repurchase agreements utilized by customers as an alternative deposit product.

Investment securities increased $179.8 million to $2.65 billion at March 31 2012, from $2.47 billion at December 31, 2011. The increase in our investment securities during 2012 reflects the utilization of excess cash and cash equivalents to fund gradual and planned increases in our investment securities portfolio in a continued effort to maximize net interest income and net interest margin while maintaining appropriate liquidity levels, and an increase in the fair value adjustment of our available-for-sale investment securities of $9.8 million during the first three months of 2012 primarily resulting from a decrease in market interest rates during the period.

Loans, net of net deferred loan fees, decreased $127.8 million to $3.16 billion at March 31, 2012, from $3.28 billion at December 31, 2011. The decrease reflects loan charge-offs of $16.5 million, transfers of loans to other real estate and repossessed assets of $3.5 million and $107.9 million of other net loan activity, including significant principal repayments and/or payoffs and overall continual reduced loan demand within our markets, as further discussed under “—Loans and Allowance for Loan Losses.”

FRB and FHLB stock decreased $654,000 to $26.4 million at March 31, 2012, from $27.1 million at December 31, 2011, reflecting net redemptions of FRB and FHLB stock in accordance with the respective stock ownership requirements during the first three months of 2012.

Bank premises and equipment, net of depreciation and amortization, decreased $1.5 million to $126.4 million at March 31, 2012, from $127.9 million at December 31, 2011. The decrease is primarily attributable to depreciation and amortization of $3.0 million, partially offset by net purchases of premises and equipment of $1.7 million.

Other real estate and repossessed assets decreased $12.0 million to $117.9 million at March 31, 2012, from $129.9 million at December 31, 2011. The decrease in other real estate and repossessed assets was primarily attributable to the sale of other real estate properties and repossessed assets with a carrying value of $12.6 million at a net loss of $73,000, and write-downs of other real estate properties and repossessed assets of $2.1 million primarily attributable to declining real estate values on certain properties. These decreases were partially offset by foreclosures and additions to other real estate and repossessed assets aggregating $3.5 million, as further discussed under “—Loans and Allowance for Loan Losses.”

Other assets were $73.0 million at March 31, 2012 and December 31, 2011, and are primarily comprised of accrued interest receivable, servicing rights, derivative instruments and miscellaneous other receivables.

Assets and liabilities of discontinued operations were $21.1 million and $345.7 million, respectively, at March 31, 2012, as compared to assets and liabilities of discontinued operations of $21.0 million and $346.3 million, respectively, at December 31, 2011, and represent the assets and liabilities of our Florida Region, as further discussed in Note 2 to our consolidated financial statements.

Deposits increased $59.6 million to $5.51 billion at March 31, 2012, from $5.45 billion at December 31, 2011. The increase reflects an increase in demand deposits of $115.5 million attributable to organic growth through our deposit development programs and seasonal fluctuations, partially offset by anticipated reductions of higher rate certificates of deposit and money market deposits. Time deposits and savings and money market deposits decreased $54.6 million and $1.3 million, respectively, reflecting our efforts to exit unprofitable relationships to reduce overall deposit costs and improve First Bank’s leverage ratio.

Other borrowings, which are comprised of daily securities sold under agreements to repurchase (in connection with cash management activities of our commercial deposit customers), decreased $13.3 million to $37.7 million at March 31, 2012, from $50.9 million at December 31, 2011, reflecting changes in customer balances associated with this product segment.

Accrued expenses and other liabilities increased $12.5 million to $128.4 million at March 31, 2012, from $115.9 million at December 31, 2011. The increase was primarily attributable to an increase in dividends payable on our Class C Preferred Stock and Class D Preferred Stock of $4.6 million to $47.7 million at March 31, 2012, and an increase in accrued interest payable on our junior subordinated debentures of $3.7 million to $36.8 million at March 31, 2012, as further discussed in Notes 9 and 10 to our consolidated financial statements. In addition, we recorded an obligation of $8.0 million for an investment security that was purchased in March 2012 but not settled until April 2012.

Stockholders’ equity, including noncontrolling interest in subsidiary, was $275.7 million and $263.7 million at March 31, 2012 and December 31, 2011, respectively, reflecting an increase of $12.1 million. The increase during 2012 reflects net income, including discontinued operations, of $6.9 million and a net increase in accumulated other comprehensive income of $9.9 million primarily associated with an increase in unrealized gains on available-for-sale investment securities, partially offset by dividends declared of $4.6 million on our Class C Preferred Stock and Class D Preferred Stock and a decrease in noncontrolling interest in subsidiary of $60,000 associated with net losses in FB Holdings.

Loans and Allowance for Loan Losses

Loan Portfolio Composition. Loans, net of net deferred loan fees, represented 47.3% of our assets as of March 31, 2012, compared to 49.7% of our assets at December 31, 2011. Loans, net of net deferred loan fees, decreased $127.8 million to $3.16 billion at March 31, 2012 from $3.28 billion at December 31, 2011. The following table summarizes the composition of our loan portfolio by category at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(dollars expressed in thousands)
Commercial, financial and agricultural	$686,597	725,130
Real estate construction and development	228,206	249,987
Real estate mortgage:
One-to-four-family residential	895,347	902,438
Multi-family residential	123,071	127,356
Commercial real estate	1,155,758	1,225,538
Consumer and installment	19,984	23,333
Loans held for sale	48,074	31,111
Net deferred loan fees	(912)	(942)
Loans, net of net deferred loan fees	$3,156,125	3,283,951

The following table summarizes the composition of our loan portfolio by geographic region and/or business segment at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(dollars expressed in thousands)
Mortgage Division	$427,394	404,761
Florida	82,392	85,305
Northern California	465,282	497,434
Southern California	974,880	998,976
Chicago	186,240	190,610
Missouri	582,898	613,417
Texas	81,170	99,873
First Bank Business Capital, Inc.	8,886	19,496
Northern and Southern Illinois	255,619	278,541
Other	91,364	95,538
Total	$3,156,125	3,283,951

We attribute the net decrease in our loan portfolio during the first three months of 2012 primarily to:

➢	A decrease of $38.5 million, or 5.3%, in our commercial, financial and agricultural portfolio, reflecting gross loan charge-offs of $5.1 million, low loan demand within our markets and our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment, including the sale of a $10.2 million nonaccrual loan in our First Bank Business Capital, Inc. subsidiary resulting in a charge-off of $601,000 during the first three months of 2012;

➢	A decrease of $21.8 million, or 8.7%, in our real estate construction and development portfolio, primarily attributable to gross loan charge-offs of $3.1 million, transfers to other real estate and repossessed assets of $1.7 million and other loan activity reflective of our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment. The following table summarizes the composition of our real estate construction and development portfolio by region as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(dollars expressed in thousands)
Northern California	$47,186	51,968
Southern California	97,412	99,517
Chicago	28,976	30,105
Missouri	15,955	18,096
Texas	15,741	24,850
Florida	967	1,398
Northern and Southern Illinois	15,103	17,210
Other	6,866	6,843
Total	$228,206	249,987

We have experienced significant asset quality deterioration within all geographic areas of our real estate construction and development portfolio. As a result of this asset quality deterioration, we focused on reducing our exposure to this portfolio segment and decreased the portfolio balance by $1.91 billion, or 89.3%, from $2.14 billion at December 31, 2007 to $228.2 million at March 31, 2012. Of the remaining portfolio balance of $228.2 million, $57.0 million, or 25.0%, of these loans were on nonaccrual status as of March 31, 2012, and $92.4 million, or 40.5%, of these loans were considered potential problem loans, as further discussed below;

➢	A decrease of $7.1 million in our one-to-four-family residential real estate loan portfolio primarily attributable to gross loan charge-offs of $3.9 million, transfers to other real estate of $1.0 million and principal payments, partially offset by new loan production. The following table summarizes the composition of our one-to-four-family residential real estate loan portfolio as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(dollars expressed in thousands)
One-to-four-family residential real estate:
Bank portfolio	$157,157	165,578
Mortgage Division portfolio, excluding Florida	279,554	269,097
Florida Mortgage Division portfolio	93,164	97,818
Home equity portfolio	365,472	369,945
Total	$895,347	902,438

Our Bank portfolio consists of mortgage loans originated to customers from our retail branch banking network. The decrease in this portfolio of $8.4 million, or 5.1%, during the first three months of 2012 is primarily attributable to principal payments primarily resulting from an increasing volume of loan refinancings and the mortgage interest rate environment, and gross charge-offs of $588,000. As of March 31, 2012, approximately $12.9 million, or 8.2%, of this portfolio is on nonaccrual status.

Our Mortgage Division portfolio, excluding Florida, consists of both prime mortgage loans and Alt A and sub-prime mortgage loans that were originated prior to our discontinuation of Alt A and sub-prime loan products in 2007. The increase in this portfolio of $10.5 million, or 3.9%, during the first three months of 2012 is primarily attributable to the addition of approximately $15.2 million of new loan production into this portfolio, consisting of jumbo adjustable rate and 10 and 15-year fixed rate mortgages; partially offset by principal payments, gross charge-offs of $1.8 million and transfers to other real estate. As of March 31, 2012, approximately $89.4 million, or 32.0%, of this portfolio is considered impaired, consisting of nonaccrual loans of $14.1 million and performing troubled debt restructurings, or performing TDRs, of $75.3 million, including loans modified in the Home Affordable Modification Program, or HAMP, of $68.0 million.

Our Florida Mortgage Division portfolio, the majority of which was acquired in November 2007 through our acquisition of Coast Bank, consists primarily of prime mortgage loans and Alt A mortgage loans acquired in November 2007. The decrease in this portfolio of $4.7 million, or 4.8%, is primarily attributable to principal payments, gross charge-offs of $423,000 and transfers to other real estate. As of March 31, 2012, approximately $9.3 million, or 10.0%, of this portfolio is considered impaired, consisting of performing TDRs of $7.2 million, including loans modified in HAMP of $5.1 million, and nonaccrual loans of $2.1 million. Our Mortgage Division portfolio, excluding Florida, and our Florida Mortgage Division portfolio are collectively defined as our Mortgage Division portfolio unless otherwise noted.

Our home equity portfolio consists of loans originated to customers from our retail branch banking network. As of March 31, 2012, approximately $8.0 million, or 2.2%, of this portfolio is on nonaccrual status. The decrease in this portfolio of $4.5 million, or 1.2%, during the first three months of 2012 is primarily attributable to gross loan charge-offs of $1.1 million, in addition to principal payments and ordinary and seasonal fluctuations experienced within this loan product type;

➢	A decrease of $4.3 million, or 3.4%, in our multi-family residential real estate portfolio primarily attributable to gross loan charge-offs of $932,000, reduced loan demand within our markets as well as our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment;

➢	A decrease of $69.8 million, or 5.7%, in our commercial real estate portfolio primarily attributable to gross loan charge-offs of $3.4 million, transfers to other real estate of $742,000, reduced loan demand within our markets, our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment and our efforts to reduce our exposure to non-owner occupied commercial real estate in the current economic environment. The following table summarizes the composition of our commercial real estate portfolio by loan type as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(dollars expressed in thousands)
Farmland	$18,105	19,322
Owner occupied	654,898	686,081
Non-owner occupied	482,755	520,135
Total	$1,155,758	1,225,538

Within our commercial real estate portfolio, we have experienced the most distress in our non-owner occupied portfolio, which constitutes approximately 41.8% of our commercial real estate portfolio at March 31, 2012. As of March 31, 2012, $45.7 million, or 9.5%, of our non-owner occupied segment is considered impaired, consisting of performing TDRs of $21.8 million and nonaccrual loans of $23.9 million. The following table summarizes the composition of our non-owner occupied loan portfolio by region as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(dollars expressed in thousands)
Northern California	$130,700	146,808
Southern California	200,621	213,394
Chicago	19,668	19,918
Missouri	72,444	77,449
Texas	25,874	27,639
Florida	10,008	10,233
Northern and Southern Illinois	21,619	22,803
Other	1,821	1,891
Total	$482,755	520,135

➢	A decrease of $3.3 million, or 14.4%, in our consumer and installment portfolio, reflecting portfolio runoff and reduced loan demand within our markets.

These decreases were partially offset by:

➢	An increase of $17.0 million, or 54.5%, in our loans held for sale portfolio primarily resulting from an increase in origination volumes and the timing of subsequent sales into the secondary mortgage market.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, other real estate and repossessed assets. The following table presents the categories of nonperforming assets and certain ratios as of March 31, 2012 and December 31, 2011

	March 31,	December 31,
	2012	2011
	(dollars expressed in thousands)
Nonperforming Assets:
Nonaccrual loans:
Commercial, financial and agricultural	$40,930	55,340
Real estate construction and development	56,973	71,244
One-to-four-family residential real estate:
Bank portfolio	12,897	14,690
Mortgage Division portfolio	16,249	16,778
Home equity portfolio	8,032	6,940
Multi-family residential	5,595	7,975
Commercial real estate	44,292	47,262
Consumer and installment	154	22
Total nonaccrual loans	185,122	220,251
Other real estate and repossessed assets	117,927	129,896
Total nonperforming assets	$303,049	350,147

Loans, net of net deferred loan fees	$3,156,125	3,283,951

Performing troubled debt restructurings	$131,531	126,442

Loans past due 90 days or more and still accruing	$1,048	2,744

Ratio of:
Allowance for loan losses to loans	4.13%	4.19%
Nonaccrual loans to loans	5.87	6.71
Allowance for loan losses to nonaccrual loans	70.41	62.52
Nonperforming assets to loans, other real estate and repossessed assets	9.26	10.26

Our nonperforming assets, consisting of nonaccrual loans, other real estate and repossessed assets, were $303.0 million and $350.1 million at March 31, 2012 and December 31, 2011, respectively. Our nonperforming assets at March 31, 2012 included $10.4 million, comprised of $5.0 million of nonaccrual loans and $5.4 million of other real estate, held by FB Holdings, a subsidiary of First Bank which is 46.77% owned by FCA, an entity owned by our Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company.

We attribute the $35.1 million, or 15.9%, net decrease in our nonaccrual loans during the three months ended March 31, 2012 to the following:

➢	A decrease in nonaccrual loans of $14.4 million, or 26.0%, in our commercial, financial and agricultural portfolio, primarily driven by gross loan charge-offs of $5.1 million, the sale of a $10.2 million nonaccrual loan in our First Bank Business Capital, Inc. subsidiary resulting in a charge-off of $601,000 during the first three months of 2012 and payments received, partially offset by additions to nonaccrual loans during the quarter;

➢	A decrease in nonaccrual loans of $14.3 million, or 20.0%, in our real estate construction and development loan portfolio driven by gross loan charge-offs of $3.1 million, transfers to other real estate of $1.7 million and payments received, including proceeds received on a loan in our Texas region with a recorded investment of $8.8 million, partially offset by additions to nonaccrual loans during the quarter. Nonaccrual real estate construction and development loans at March 31, 2012 include a single loan in our Northern California region with a recorded investment of $19.5 million;

➢	A decrease in nonaccrual loans of $1.2 million, or 3.2%, in our one-to-four-family residential real estate loan portfolio driven by gross loan charge-offs of $3.9 million, transfers to other real estate of $1.0 million and payments received, partially offset by additions to nonaccrual loans during the quarter;

➢	A decrease in nonaccrual loans of $2.4 million, or 29.8%, in our multi-family residential loan portfolio primarily driven by gross loan charge-offs of $932,000 and payments received, partially offset by new additions to nonaccrual loans; and

➢	A decrease in nonaccrual loans of $3.0 million, or 6.3%, in our commercial real estate portfolio primarily driven by gross loan charge-offs of $3.4 million, transfers to other real estate of $742,000 and payments received, partially offset by new additions to nonaccrual loans.

The decrease in other real estate and repossessed assets of $12.0 million, or 9.2%, during the first three months of 2012 was primarily driven by the sale of other real estate properties with an aggregate carrying value of $12.6 million at a net loss of $73,000 and write-downs of other real estate and repossessed assets of $2.1 million attributable to declining real estate values on certain properties, partially offset by foreclosures and other additions to other real estate aggregating $3.5 million. Of the $117.9 million of other real estate and repossessed assets at March 31, 2012, $41.9 million consisted of collateral with the most recent appraisal date being in 2012 or under contract to be sold at a price equal to or exceeding our book value. The remaining $76.0 million of other real estate and repossessed assets at March 31, 2012 consisted of collateral with the most recent appraisal date being in 2011, 2010, 2009 and 2008 of $56.1 million, $18.0 million, $1.1 million and $754,000, respectively, in addition to $146,000 with the fair value estimated by management or by broker’s price opinions.

The following table summarizes the composition of our nonperforming assets by region / business segment at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(dollars expressed in thousands)
Mortgage Division	$20,242	22,137
Florida	5,848	5,819
Northern California	40,630	42,370
Southern California	81,915	85,233
Chicago	32,640	37,760
Missouri	55,696	60,578
Texas	23,852	40,025
First Bank Business Capital, Inc.	804	11,411
Northern and Southern Illinois	24,736	28,931
Other	16,686	15,883
Total nonperforming assets	$303,049	350,147

During the first three months of 2012, we experienced a decline in nonperforming assets in most of our regions as a result of payment activity, sales of other real estate properties, charge-offs of loans and write-downs of other real estate properties. The decrease in our Texas Region of $16.2 million primarily resulted from proceeds received on a loan with a recorded investment of $8.8 million and other activity, including the sale of several other real estate properties during the quarter. The decrease in First Bank Business Capital, Inc.’s nonperforming assets of $10.6 million primarily resulted from the sale of a $10.2 million commercial and industrial loan resulting in a charge-off of $601,000 during the first three months of 2012. We have been successful in reducing our overall level of nonperforming assets as a result of the completion of several initiatives in our Asset Quality Improvement Plan.

As of March 31, 2012 and December 31, 2011, loans identified by management as TDRs aggregating $39.2 million and $40.8 million, respectively, were on nonaccrual status and were classified as nonperforming loans.

Performing Troubled Debt Restructurings. The following table presents the categories of performing TDRs as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(dollars expressed in thousands)
Commercial, financial and agricultural	$4,457	4,264
Real estate construction and development	12,012	12,014
Real estate mortgage:
One-to-four-family residential	82,469	82,629
Multi-family residential	3,144	3,166
Commercial real estate	29,449	24,369
Total performing troubled debt restructurings	$131,531	126,442

The increase in performing TDRs of $5.1 million, or 4.0%, during the first three months of 2012 was primarily driven by the modification of the contractual terms of one commercial real estate loan with a recorded investment of $5.0 million during the first three months of 2012.

Potential Problem Loans. As of March 31, 2012 and December 31, 2011, loans aggregating $205.5 million and $233.5 million, respectively, which were not classified as nonperforming assets or performing TDRs, were identified by management as having potential credit problems, or potential problem loans. These loans are generally defined as loans having an internally assigned grade of substandard and loans in the Mortgage Division which are 30-89 days past due. The following table presents the categories of our potential problem loans as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(dollars expressed in thousands)
Commercial, financial and agricultural	$27,081	32,851
Real estate construction and development	92,374	97,158
Real estate mortgage:
One-to-four-family residential	15,174	13,797
Multi-family residential	29,198	28,789
Commercial real estate	41,700	60,876
Total potential problem loans	$205,527	233,471

Potential problem loans decreased $27.9 million, or 12.0%, during the first three months of 2012. The decrease in commercial, financial and agricultural potential problem loans of $5.8 million, or 17.6%, and the decrease in real estate construction and development potential problem loans of $4.8 million, or 4.9%, are primarily attributable to loan payoffs and other loan activity. The decrease in commercial real estate potential problem credits of $19.2 million, or 31.5%, is primarily attributable to the payoff of an $8.3 million credit relationship in our Southern California region, upgrades of certain potential problem loans to special mention status and transfers to nonaccrual status, in addition to payment activity. Potential problem loans at March 31, 2012 include a $71.2 million real estate construction and development credit relationship in our Southern California region and a $28.4 million multi-family residential real estate loan in our Chicago region.

The following table summarizes the composition of our potential problem loans by region / business segment at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(dollars expressed in thousands)
Mortgage Division	$5,846	4,429
Florida	6,483	8,100
Northern California	1,036	3,507
Southern California	94,268	113,682
Chicago	45,178	41,720
Missouri	24,194	28,349
Texas	4,377	3,359
First Bank Business Capital, Inc.	6,063	6,114
Northern and Southern Illinois	16,451	20,922
Other	1,631	3,289
Total potential problem loans	$205,527	233,471

During the first three months of 2012, we experienced a decline in potential problem loans in most of our regions as a result of payment activity, upgrades of certain loans to special mention status from potential problem status and transfers to nonaccrual status. The decline of $19.4 million in our Southern California region during the first three months of 2012 reflects the payoff of an $8.3 million commercial real estate loan and other loan activity. We have been successful in reducing the overall level of our potential problem loans as a result of the completion of several initiatives in our Asset Quality Improvement Plan.

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

Allowance for Loan Losses. Our allowance for loan losses decreased to $130.3 million at March 31, 2012, compared to $137.7 million at December 31, 2011. The decrease in our allowance for loan losses of $7.4 million during the first three months of 2012 was primarily attributable to the decrease in nonaccrual loans of $35.1 million, the decrease in potential problem loans of $27.9 million and the $127.8 million decrease in the overall level of our loan portfolio.

Our allowance for loan losses as a percentage of loans, net of net deferred loan fees, was 4.13% and 4.19% at March 31, 2012 and December 31, 2011, respectively. Our allowance for loan losses as a percentage of nonaccrual loans was 70.41% and 62.52% at March 31, 2012 and December 31, 2011, respectively.

The decrease in the allowance for loan losses as a percentage of loans, net of net deferred loan fees, during the first three months of 2012 was primarily attributable to the decrease in our nonaccrual and potential problem loans during the quarter, which generally result in a higher allowance for loan losses being allocated to these loans, in addition to a decrease in our historical net loan charge-off experience as a result of declining charge-off levels for the quarter ended March 31, 2012 and year ended December 31, 2011, as compared to the years ended December 31, 2010, 2009 and 2008.

The increase in the allowance for loan losses as a percentage of nonaccrual loans during the first three months of 2012 was primarily attributable to the decrease in nonaccrual loans, a portion of which did not carry a specific allowance for loan losses as these loans had been charged down to the estimated fair value of the related collateral less estimated costs to sell.

Changes in the allowance for loan losses for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(dollars expressed in thousands)
Allowance for loan losses, beginning of period	$137,710	201,033

Loans charged-off:
Commercial, financial and agricultural	(5,081)	(5,554)
Real estate construction and development	(3,084)	(10,314)
Real estate mortgage:
One-to-four-family residential loans:
Bank portfolio	(588)	(701)
Mortgage Division portfolio	(2,191)	(6,618)
Home equity portfolio	(1,149)	(2,406)
Multi-family residential loans	(932)	—
Commercial real estate loans	(3,353)	(11,094)
Consumer and installment	(75)	(218)
Total	(16,453)	(36,905)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	3,058	2,890
Real estate construction and development	733	3,870
Real estate mortgage:
One-to-four-family residential loans:
Bank portfolio	140	127
Mortgage Division portfolio	971	1,085
Home equity portfolio	141	70
Multi-family residential loans	11	—
Commercial real estate loans	1,988	1,719
Consumer and installment	49	84
Total	7,091	9,845
Net loans charged-off	(9,362)	(27,060)
Provision for loan losses	2,000	10,000
Allowance for loan losses, end of period	$130,348	183,973

Our net loan charge-offs were $9.4 million and $27.1 million for the three months ended March 31, 2012 and 2011, respectively. Our annualized net loan charge-offs as a percentage of average loans were 1.17% and 2.54% for the three months ended March 31, 2012 and 2011, respectively.

The decrease in our net loan charge-off levels for the three months ended March 31, 2012, as compared to the comparable period in 2011, is primarily attributable to the following:

➢	A decrease in net loan charge-offs of $4.1 million associated with our real estate construction and development portfolio to $2.4 million for the three months ended March 31, 2012, as compared to $6.4 million for the comparable period in 2011. Net loan charge-offs for the three months ended March 31, 2011 included a charge-off of $5.7 million on a loan in our Missouri region. Although the overall level of charge-offs has declined with the significant decrease in the balance of loans in our real estate construction and development portfolio, we continue to experience significant distress and unstable market conditions throughout our market areas, resulting in continued high levels of developer inventories, slower lot and home sales and declining real estate values;

➢	A decrease in net loan charge-offs of $5.8 million associated with our one-to-four-family residential loan portfolio to $2.7 million for the three months ended March 31, 2012, as compared to $8.4 million for the comparable period in 2011. Net loan charge-offs in our Mortgage Division portfolio decreased $4.3 million to $1.2 million for the three months ended March 31, 2012, as compared to $5.5 million for the comparable period in 2011. The decrease in net loan charge-offs in our Mortgage Division is primarily reflective of the declining portfolio balance of Alt A and subprime loans and the decrease in nonaccrual loans throughout 2011 and the first quarter of 2012, in addition to improving delinquency trends; and

➢	A decrease in net loan charge-offs of $8.0 million associated with our commercial real estate portfolio to $1.4 million for the three months ended March 31, 2012, as compared to $9.4 million for the comparable period in 2011, primarily attributable to the declining portfolio balance, in particular our non-owner occupied commercial real estate portfolio, and decreases in nonaccrual and potential problem loans. During the three months ended March 31, 2011, we recorded a loan charge-off of $2.6 million on a loan in our Northern California region.

The following table summarizes the composition of our net loan charge-offs (recoveries) by region / business segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
	(dollars expressed in thousands)
Mortgage Division	$1,221	5,533
Florida	1,111	1,326
Northern California	138	3,048
Southern California	783	5,468
Chicago	(451)	795
Missouri	3,807	7,493
Texas	1,507	1,683
First Bank Business Capital, Inc.	392	(462)
Northern and Southern Illinois	292	1,294
Other	562	882
Total net loan charge-offs	$9,362	27,060

As discussed above, the decrease in net loan charge-offs in our Mortgage Division is reflective of the declining portfolio balance and the decrease in nonaccrual loans throughout 2011 and the first quarter of 2012, in addition to improving delinquency trends. The decrease in net loan charge-offs in our Northern California region was primarily attributable to a charge-off of $2.6 million on a commercial real estate loan in the first three months of 2011. The decrease in net loan charge-offs in our Southern California region was primarily attributable to the resolution and declining balance of nonaccrual loans in this region. The decrease in net loan charge-offs in our Missouri region was primarily attributable to a charge-off of $5.7 million on a real estate construction and development loan in the first three months of 2011.

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

The allocation of the allowance for loan losses by loan category is a result of the application of our risk rating system augmented by historical loss data by loan type and other qualitative analysis. Consequently, the distribution of the allowance for loan losses will change from period to period due to the following factors:

➢	Changes in the aggregate loan balances by loan category;
➢	Changes in the identified risk in individual loans in our loan portfolio over time, excluding those homogeneous categories of loans such as consumer and installment loans and residential real estate mortgage loans for which risk ratings are changed based on payment performance;
➢	Changes in historical loss data as a result of recent charge-off experience by loan type; and
➢	Changes in qualitative factors such as changes in economic conditions, the volume of nonaccrual and potential problem loans by loan category and geographical location and changes in the value of the underlying collateral for collateral-dependent loans.

A summary of the allowance for loan losses to loans by category as of March 31, 2012 and December 31, 2011 is as follows:

	March 31,	December 31,
	2012	2011
Commercial, financial and agricultural	3.61%	3.76%
Real estate construction and development	10.74	9.95
Real estate mortgage:
One-to-four-family residential loans	5.21	5.64
Multi-family residential loans	3.80	3.81
Commercial real estate loans	2.53	2.40
Consumer and installment	2.23	1.95
Total	4.13	4.19

The increase in the percentage of the allocated allowance for loan losses to real estate construction and development loans is primarily reflective of the increase in the percentage of potential problem loans to total loans within this portfolio segment to 40.5% at March 31, 2012, as compared to 38.9% at December 31, 2011. The changes in the percentage of the allocated allowance for loan losses to loans in the other portfolio segments are reflective of changes in the overall level of special mention loans, potential problem loans, performing TDRs and nonaccrual loans within each of these portfolio segments, in addition to other qualitative and quantitative factors.

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

We are “asset-sensitive,” indicating that our assets would generally reprice with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 4.9% of net interest income, based on assets and liabilities at March 31, 2012. At March 31, 2012, we remain in an asset-sensitive position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve, as projected in our simulation model, are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with the effect of significant declines in interest rates that began in late 2007 and continued throughout 2008 and 2009 to historically low levels that remain prevalent in the current marketplace, and the overall level of our nonperforming assets, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.

We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of March 31, 2012, adjusted to account for anticipated prepayments:

			Over Six
	Three	Over Three	through	Over One
	Months or	through Six	Twelve	through Five	Over Five
	Less	Months	Months	Years	Years	Total
	(dollars expressed in thousands)
Interest-earning assets:
Loans (1)	$1,808,329	248,386	353,477	682,311	63,622	3,156,125
Investment securities	201,954	179,046	203,657	1,316,845	749,035	2,650,537
FRB and FHLB stock	26,424	—	—	—	—	26,424
Short-term investments	403,309	—	—	—	—	403,309
Total interest-earning assets	$2,440,016	427,432	557,134	1,999,156	812,657	6,236,395
Interest-bearing liabilities:
Interest-bearing demand deposits	$341,983	212,584	138,642	101,671	129,399	924,279
Money market deposits	1,637,058	—	—	—	—	1,637,058
Savings deposits	43,378	35,724	30,620	43,379	102,067	255,168
Time deposits	412,689	275,351	434,528	287,097	103	1,409,768
Other borrowings	37,652	—	—	—	—	37,652
Subordinated debentures	282,480	—	—	—	71,596	354,076
Total interest-bearing liabilities	$2,755,240	523,659	603,790	432,147	303,165	4,618,001
Interest-sensitivity gap:
Periodic	$(315,224)	(96,227)	(46,656)	1,567,009	509,492	1,618,394
Cumulative	(315,224)	(411,451)	(458,107)	1,108,902	1,618,394
Ratio of interest-sensitive assets to interest-
sensitive liabilities:
Periodic	0.89	0.82	0.92	4.63	2.68	1.35
Cumulative	0.89	0.87	0.88	1.26	1.35
____________________

(1)	Loans are presented net of net deferred loan fees.

Management made certain assumptions in preparing the foregoing table. These assumptions included:

➢	Loans will repay at projected repayment rates;
➢	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;
➢	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and
➢	Fixed maturity deposits will not be withdrawn prior to maturity.

A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.

We were in an overall asset-sensitive position of $1.62 billion, or 24.2% of our total assets, and $1.52 billion, or 22.9% of our total assets, at March 31, 2012 and December 31, 2011, respectively. We were in an overall liability-sensitive position on a cumulative basis through the twelve-month time horizon of $458.1 million, or 6.9% of our total assets, and $284.0 million, or 4.3% of our total assets at March 31, 2012 and December 31, 2011, respectively.

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

As previously discussed, we utilize derivative instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. We also sell interest rate swap agreement contracts to certain customers who wish to modify their interest rate sensitivity. We offset the interest rate risk of these swap agreements by simultaneously purchasing matching interest rate swap agreement contracts with offsetting pay/receive rates from other financial institutions. Because of the matching terms of the offsetting contracts, the net effect of the changes in the fair value of the paired swaps is minimal.

The derivative instruments we held as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012		December 31, 2011
	Notional	Credit	Notional	Credit
	Amount	Exposure	Amount	Exposure
	(dollars expressed in thousands)
Interest rate swap agreements	$25,000	—	50,000	—
Customer interest rate swap agreements	15,568	211	47,240	441
Interest rate lock commitments	65,335	1,508	38,985	1,381
Forward commitments to sell mortgage-backed securities	91,900	43	58,800	—

The notional amounts of our derivative instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of our credit exposure through our use of these instruments. The credit exposure represents the loss we would incur in the event the counterparties failed completely to perform according to the terms of the derivative instruments and the collateral held to support the credit exposure was of no value.

The earnings associated with our derivative instruments reflect the interest rate environment during these periods as well as the overall level of our derivative instruments throughout these periods. We recorded net losses on derivative instruments, which are included in noninterest income in the consolidated statements of operations, of $36,000 and $56,000 for the three months ended March 31, 2012 and 2011, respectively. The net losses on derivative instruments are attributable to changes in the fair value and the net interest differential of our interest rate swap agreements.

Our derivative instruments are more fully described in Note 7 to our consolidated financial statements.

LIQUIDITY MANAGEMENT

First Bank. Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. First Bank receives funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings before provision for loan losses. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more (including certificates issued through the Certificate of Deposit Account Registry Service, or CDARS program), selling securities under agreements to repurchase, and utilizing borrowings from the FHLB, the FRB and other borrowings.

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

First Bank has built a significant amount of available balance sheet liquidity since 2009 in anticipation of the expected completion of certain transactions associated with our Capital Plan, as further described under “—Recent Developments and Other Matters – Capital Plan.” Our cash and cash equivalents were $497.0 million and $472.0 million at March 31, 2012 and December 31, 2011, respectively. The majority of funds were maintained in our correspondent bank account with the FRB. The increase in our cash and cash equivalents of $25.0 million is further discussed under “—Financial Condition.”

We are actively increasing our unpledged investment securities portfolio in an effort to improve our net interest income and increase our available liquidity. Our unpledged investment securities increased $182.1 million to $2.42 billion at March 31, 2012, compared to $2.24 billion at December 31, 2011, and are mostly comprised of highly liquid and readily marketable available-for-sale securities. The combined level of cash and cash equivalents and unpledged investment securities provided us with total available liquidity of $2.92 billion and $2.71 billion at March 31, 2012 and December 31, 2011, respectively. As such, despite significant cash outflows to support transactions associated with our Capital Plan and the prepayment of $720.0 million of secured term borrowings during 2010, we have maintained available liquidity of $2.92 billion, or 43.7% of total assets, at March 31, 2012. Our ability to maintain strong liquidity was achieved by a substantial shift in our balance sheet from loans to short-term investments and investment securities. Our loan-to-deposit ratio decreased to 57.3% at March 31, 2012 from 60.2% at December 31, 2011, while the ratio of our cash and cash equivalents and investment securities to total assets increased to 47.1% at March 31, 2012 from 44.5% at December 31, 2011.

During the first three months of 2012, we reduced our aggregate funds acquired from other sources of funds by $28.6 million to $544.0 million at March 31, 2012, from $572.6 million at December 31, 2011. These other sources of funds include certificates of deposit of $100,000 or more and other borrowings, which are comprised of daily securities sold under agreements to repurchase. The decrease was attributable to a reduction in certificates of deposit of $100,000 or more of $15.4 million and a decrease in our daily repurchase agreements of $13.3 million. The reduction in certificates of deposit of $100,000 or more was primarily attributable to a planned reduction of higher rate single-service certificate of deposit relationships in an effort to utilize a portion of our current available liquidity and improve First Bank’s leverage ratio. The following table presents the maturity structure of these other sources of funds at March 31, 2012:

	Certificates of
	Deposit of	Other
	$100,000 or More	Borrowings	Total
	(dollars expressed in thousands)
Three months or less	$141,952	37,652	179,604
Over three months through six months	103,957	—	103,957
Over six months through twelve months	156,727	—	156,727
Over twelve months	103,685	—	103,685
Total	$506,321	37,652	543,973

In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency liquidity purposes. Advances drawn on First Bank’s established borrowing relationship require the prior approval of the FRB. First Bank did not have any FRB borrowings outstanding at March 31, 2012 or December 31, 2011.

First Bank also has a borrowing relationship with the FHLB. First Bank’s borrowing capacity through its relationship with the FHLB was approximately $348.1 million and $370.7 million at March 31, 2012 and December 31, 2011, respectively. The borrowing relationship is secured by one-to-four-family residential, multi-family residential and commercial real estate loans. The reduction in First Bank’s borrowing capacity with the FHLB during the first quarter of 2012 primarily resulted from the corresponding decrease in the loan portfolio during this period, as further described under “—Loans and Allowance for Loan Losses.” First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. All borrowing requests require approval from the FHLB. First Bank did not have any FHLB advances outstanding at March 31, 2012 or December 31, 2011.

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

First Banks, Inc. First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company’s liquidity position is affected by dividends received from its subsidiaries and the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the Company (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, and proceeds the Company raises through the issuance of debt and/or equity instruments, if any. The Company’s unrestricted cash totaled $4.0 million and $2.8 million at March 31, 2012 and December 31, 2011, respectively. The Company had restricted cash of $2.0 million at December 31, 2011, which became unrestricted in February 2012.

In March 2011, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America Limited Partnership, or Investors of America, LP, as further described in Note 8 and Note 16 to our consolidated financial statements. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of December 31, 2012 and an interest rate of LIBOR plus 300 basis points, is intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses. We cannot be assured of our ability to access future liquidity through debt markets. The Company’s ability to access debt markets on terms satisfactory to us will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control, and on our financial performance. There have not been any advances outstanding on this borrowing arrangement since its inception.

Additional long-term funding is provided by our junior subordinated debentures, as further described in Note 9 to our consolidated financial statements. As of March 31, 2012, we had 13 affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. The sole assets of the statutory and business trusts are our junior subordinated debentures.

We agreed, among other things, not to pay any dividends on our common or preferred stock or make any distributions of interest or other sums on our trust preferred securities without the prior approval of the FRB, as previously discussed under “—Recent Developments and Other Matters – Regulatory Agreements.”

In August 2009, we announced the deferral of our regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated debentures and the related trust indentures allow us to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. Such payment default or penalty could have a material adverse effect on our business, financial condition or results of operations. During the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to our junior subordinated debentures. Accordingly, we also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September 2009, as further described in Note 10 to our consolidated financial statements.

The Company’s financial position may be adversely affected if it experiences increased liquidity needs if any of the following events occur:

➢

First Bank experiences any future net losses and, accordingly, is unable or prohibited by its regulators to pay a dividend to the Company sufficient to satisfy the Company’s operating cash flow needs. The Company’s ability to receive future dividends from First Bank to assist the Company in meeting its operating requirements, both on a short-term and long-term basis, is currently subject to regulatory approval, as further described above and under “—Recent Developments and Other Matters – Regulatory Agreements;”

➢	We deem it advisable, or are required by regulatory authorities, to use cash maintained by the Company to support the capital position of First Bank;

➢

First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so. As discussed above, First Bank has no outstanding borrowings at March 31, 2012, with the exception of $37.7 million of daily repurchase agreements utilized by customers as an alternative deposit product, and has substantial borrowing capacity through its relationship with the FHLB; or

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

Other Commitments and Contractual Obligations. We have entered into long-term leasing arrangements and other commitments and contractual obligations in conjunction with our ongoing operating activities. The required payments under such leasing arrangements, other commitments and contractual obligations at March 31, 2012 were as follows:

	Less Than 1
	Year	1-3 Years	3-5 Years	Over 5 Years	Total (1)
	(dollars expressed in thousands)
Operating leases (2)	$10,514	14,014	8,417	13,927	46,872
Certificates of deposit (3)	1,117,814	274,294	17,557	103	1,409,768
Other borrowings	37,652	—	—	—	37,652
Subordinated debentures (4)	—	—	—	354,076	354,076
Preferred stock issued under the CPP (4) (5)	—	—	—	310,170	310,170
Other contractual obligations (6)	8,498	105	4	—	8,607
Total	$1,174,478	288,413	25,978	678,276	2,167,145
____________________

(1)	Amounts exclude ASC Topic 740 unrecognized tax liabilities of $1.3 million and related accrued interest expense of $152,000 for which the timing of payment of such liabilities cannot be reasonably estimated as of March 31, 2012.
(2)	Amounts exclude operating leases associated with discontinued operations of $1.3 million, $2.7 million, $2.3 million and $4.2 million for less than 1 year, 1-3 years, 3-5 years and over 5 years, respectively, or a total of $10.5 million.
(3)	Amounts exclude the related accrued interest expense on certificates of deposit of $769,000 as of March 31, 2012.
(4)	Amounts exclude the accrued interest expense on junior subordinated debentures and the accrued dividends declared on preferred stock issued under the CPP of $36.8 million and $47.7 million, respectively, as of March 31, 2012. As further described under “¯Recent Developments and Other Matters – Regulatory Agreements,” we currently may not make any distributions of interest or other sums on our junior subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.
(5)	Represents amounts payable upon redemption of the Class C Preferred Stock and the Class D Preferred Stock issued under the CPP of $295.4 million and $14.8 million, respectively.
(6)	Amounts include $8.0 million related to an obligation for an investment security purchased in March 2012 that subsequently settled in April 2012, as further discussed under “—Financial Condition.”

EFFECTS OF NEW ACCOUNTING STANDARDS

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (ASC Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value and common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards, or IFRS. This ASU eliminates wording differences used to describe the requirements for measuring fair value and for disclosure information about fair value measurements between GAAP and IFRS, clarifies the application of existing fair value measurement requirements, and changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The provisions of this ASU are effective for interim and annual periods beginning on or after December 15, 2011, and should be applied prospectively. We adopted the requirements of this ASU on January 1, 2012, which did not have a material impact on our consolidated financial statements or results of operations or the disclosures presented in our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (ASC Topic 220) – Presentation of Comprehensive Income. This ASU requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments of this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. We adopted the requirements of this ASU on January 1, 2012 and presented the components of net income and other comprehensive income in two separate but consecutive statements.

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

In September 2011, the FASB issued ASU No. 2011-08 – Intangibles – Goodwill and Other (ASC Topic 350) – Testing of Goodwill for Impairment. ASU 2011-08 amends ASC Topic 350 to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011. We adopted the requirements of this ASU on January 1, 2012, which did not have a material impact on our consolidated financial statements or results of operations.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The information required by this item is set forth in Item 1 under Note 17, Contingent Liabilities, to our consolidated financial statements appearing elsewhere in this report and is incorporated herein by reference.

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

ITEM 1A – RISK FACTORS

Readers of our Quarterly Report on Form 10-Q should consider certain risk factors in conjunction with the other information included in this Quarterly Report on Form 10-Q. Refer to “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of these risks.

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

101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2012

FIRST BANKS, INC.

By:	/s/	Terrance M. McCarthy
Terrance M. McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Lisa K. Vansickle
Lisa K. Vansickle
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)