Form 10-Q
period 2012-06-30
FIRST BANKS, INC
filed 2012-08-13
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2012
Common Stock, $250.00 par value	23,661

FIRST BANKS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

FIRST BANKS, INC.

CONSOLIDATED BALANCE SHEETS – (UNAUDITED)
(dollars expressed in thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$117,276	100,693
Short-term investments	204,431	371,318
Total cash and cash equivalents	321,707	472,011
Investment securities:
Available for sale	2,099,897	2,457,887
Held to maturity (fair value of $741,973 and $13,424, respectively)	741,727	12,817
Total investment securities	2,841,624	2,470,704
Loans:
Commercial, financial and agricultural	636,163	725,130
Real estate construction and development	216,894	249,987
Real estate mortgage	2,113,949	2,255,332
Consumer and installment	18,785	23,333
Loans held for sale	46,289	31,111
Net deferred loan fees	(635)	(942)
Total loans	3,031,445	3,283,951
Allowance for loan losses	(120,227)	(137,710)
Net loans	2,911,218	3,146,241
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	26,115	27,078
Bank premises and equipment, net	124,701	127,868
Goodwill and other intangible assets	121,967	121,967
Deferred income taxes	20,375	19,121
Other real estate and repossessed assets	109,026	129,896
Other assets	68,930	73,018
Assets of discontinued operations	20,501	21,009
Total assets	$6,566,164	6,608,913

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,287,222	1,209,759
Interest-bearing demand	907,381	884,168
Savings and money market	1,854,808	1,893,560
Time deposits of $100 or more	481,178	521,674
Other time deposits	860,674	942,669
Total deposits	5,391,263	5,451,830
Other borrowings	37,814	50,910
Subordinated debentures	354,095	354,057
Deferred income taxes	27,515	26,261
Accrued expenses and other liabilities	129,420	115,902
Liabilities of discontinued operations	339,924	346,282
Total liabilities	6,280,031	6,345,242

STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
$1.00 par value, 4,689,830 shares authorized, no shares issued and outstanding	—	—
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082
shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued
and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and
outstanding	289,970	288,203
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued
and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	12,480
Retained deficit	(180,029)	(183,351)
Accumulated other comprehensive income	33,884	16,066
Total First Banks, Inc. stockholders’ equity	192,626	169,719
Noncontrolling interest in subsidiary	93,507	93,952
Total stockholders’ equity	286,133	263,671
Total liabilities and stockholders’ equity	$6,566,164	6,608,913

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(dollars expressed in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$36,576	47,336	74,767	99,912
Investment securities	14,603	10,838	28,159	19,499
Federal Reserve Bank and Federal Home Loan Bank stock	223	339	560	735
Short-term investments	206	480	459	1,012
Total interest income	51,608	58,993	103,945	121,158
Interest expense:
Deposits:
Interest-bearing demand	136	263	280	563
Savings and money market	875	2,265	1,862	4,730
Time deposits of $100 or more	1,034	2,045	2,198	4,531
Other time deposits	1,737	3,328	3,752	7,256
Other borrowings	20	40	41	66
Subordinated debentures	3,683	3,366	7,369	6,668
Total interest expense	7,485	11,307	15,502	23,814
Net interest income	44,123	47,686	88,443	97,344
Provision for loan losses	—	23,000	2,000	33,000
Net interest income after provision for loan losses	44,123	24,686	86,443	64,344
Noninterest income:
Service charges on deposit accounts and customer service fees	9,007	9,706	17,634	19,099
Gain on loans sold and held for sale	3,595	1,022	5,983	1,408
Net (loss) gain on investment securities	(5)	590	517	1,117
Net loss on derivative instruments	(2)	(165)	(38)	(221)
Decrease in fair value of servicing rights	(1,981)	(1,880)	(2,191)	(2,369)
Loan servicing fees	1,910	2,100	3,918	4,369
Other	3,164	3,595	6,756	5,474
Total noninterest income	15,688	14,968	32,579	28,877
Noninterest expense:
Salaries and employee benefits	18,632	19,176	37,807	38,850
Occupancy, net of rental income	5,296	5,652	10,045	11,954
Furniture and equipment	2,622	3,044	5,172	6,057
Postage, printing and supplies	669	715	1,414	1,516
Information technology fees	5,865	6,612	11,911	13,108
Legal, examination and professional fees	2,937	3,213	5,460	6,267
Amortization of intangible assets	—	783	—	1,566
Advertising and business development	464	429	1,047	927
FDIC insurance	3,285	3,608	6,715	8,662
Write-downs and expenses on other real estate and repossessed assets	4,732	5,493	8,282	10,419
Other	5,599	6,127	11,988	11,919
Total noninterest expense	50,101	54,852	99,841	111,245
Income (loss) from continuing operations before provision for
income taxes	9,710	(15,198)	19,181	(18,024)
Provision for income taxes	121	72	216	124
Net income (loss) from continuing operations, net of tax	9,589	(15,270)	18,965	(18,148)
Loss from discontinued operations, net of tax	(2,466)	(2,706)	(5,004)	(5,911)
Net income (loss)	7,123	(17,976)	13,961	(24,059)
Less: net loss attributable to noncontrolling interest in subsidiary	(385)	(927)	(445)	(862)
Net income (loss) attributable to First Banks, Inc.	$7,508	(17,049)	14,406	(23,197)
Preferred stock dividends declared and undeclared	4,690	4,447	9,317	8,835
Accretion of discount on preferred stock	883	864	1,767	1,719
Net income (loss) available to common stockholders	$1,935	(22,360)	3,322	(33,751)

Basic and diluted earnings (loss) per common share from continuing
operations	$186.00	(830.64)	351.90	(1,176.59)
Basic and diluted loss per common share from discontinued operations	$(104.22)	(114.36)	(211.49)	(249.82)
Basic and diluted earnings (loss) per common share	$81.78	(945.00)	140.41	(1,426.41)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)
(dollars expressed in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$7,123	(17,976)	13,961	(24,059)
Other comprehensive income:
Unrealized gains on available-for-sale investment securities, net of tax	5,152	21,016	11,870	23,380
Reclassification adjustment for available-for-sale investment securities
losses (gains) included in net income (loss), net of tax	3	(384)	(336)	(719)
Reclassification adjustment for deferred tax asset valuation allowance
on investment securities	2,776	11,109	6,211	12,202
Amortization of net loss related to pension liability, net of tax	21	17	42	32
Reclassification adjustment for deferred tax asset valuation allowance
on pension liability	16	12	31	23
Other comprehensive income	7,968	31,770	17,818	34,918
Comprehensive income	15,091	13,794	31,779	10,859
Comprehensive loss attributable to noncontrolling interest in subsidiary	(385)	(927)	(445)	(862)
Comprehensive income attributable to First Banks, Inc.	$15,476	14,721	32,224	11,721

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (UNAUDITED)

Six Months Ended June 30, 2012 and Year Ended December 31, 2011
(dollars expressed in thousands)

	First Banks, Inc. Stockholders’ Equity
					Accu-
					mulated
					Other
					Compre-		Total
			Additional	Retained	hensive	Non-	Stock-
	Preferred	Common	Paid-In	Earnings	Income	controlling	holders’
	Stock	Stock	Capital	(Deficit)	(Loss)	Interest	Equity
Balance, December 31, 2010	$315,143	5,915	12,480	(120,827)	(2,318)	96,902	307,295

Net loss	—	—	—	(41,150)	—	(2,950)	(44,100)
Other comprehensive income	—	—	—	—	18,384	—	18,384
Accretion of discount on preferred stock	3,466	—	—	(3,466)	—	—	—
Preferred stock dividends declared	—	—	—	(17,908)	—	—	(17,908)
Balance, December 31, 2011	318,609	5,915	12,480	(183,351)	16,066	93,952	263,671

Net income	—	—	—	14,406	—	(445)	13,961
Other comprehensive income	—	—	—	—	17,818	—	17,818
Accretion of discount on preferred stock	1,767	—	—	(1,767)	—	—	—
Preferred stock dividends declared	—	—	—	(9,317)	—	—	(9,317)
Balance, June 30, 2012	$320,376	5,915	12,480	(180,029)	33,884	93,507	286,133

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(dollars expressed in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss) attributable to First Banks, Inc.	$14,406	(23,197)
Net loss attributable to noncontrolling interest in subsidiary	(445)	(862)
Less: net loss from discontinued operations	(5,004)	(5,911)
Net income (loss) from continuing operations	18,965	(18,148)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	5,944	6,818
Amortization of intangible assets	—	1,566
Amortization and accretion of investment securities	6,759	5,216
Originations of loans held for sale	(191,526)	(104,863)
Proceeds from sales of loans held for sale	179,001	143,589
Payments received on loans held for sale	791	107
Provision for loan losses	2,000	33,000
Provision for current income taxes	216	124
Provision (benefit) for deferred income taxes	883	(8,053)
(Decrease) increase in deferred tax asset valuation allowance	(883)	8,053
Decrease in accrued interest receivable	2,253	2,509
Increase in accrued interest payable	5,770	3,554
Gain on loans sold and held for sale	(5,983)	(1,408)
Net gain on investment securities	(517)	(1,117)
Decrease in fair value of servicing rights	2,191	2,369
Write-downs on other real estate and repossessed assets	6,253	6,806
Other operating activities, net	4,656	7,066
Net cash provided by operating activities – continuing operations	36,773	87,188
Net cash used in operating activities – discontinued operations	(4,732)	(5,108)
Net cash provided by operating activities	32,041	82,080
Cash flows from investing activities:
Net cash paid for sale of assets and liabilities of discontinued operations,
net of cash and cash equivalents sold	—	(51,339)
Cash paid for sale of branches, net of cash and cash equivalents sold	—	(16,256)
Proceeds from sales of investment securities available for sale	207,619	127,469
Maturities of investment securities available for sale	390,460	119,046
Maturities of investment securities held to maturity	228	467
Purchases of investment securities available for sale	(957,724)	(914,967)
Purchases of investment securities held to maturity	—	(3,450)
Net redemptions of Federal Reserve Bank and Federal Home Loan Bank stock	963	3,179
Proceeds from sales of commercial loans	18,283	65,537
Net decrease in loans	198,786	527,667
Recoveries of loans previously charged-off	14,917	13,316
Purchases of bank premises and equipment	(3,282)	(2,471)
Net proceeds from sales of other real estate and repossessed assets	26,548	49,394
Other investing activities, net	761	(146)
Net cash used in investing activities – continuing operations	(102,441)	(82,554)
Net cash provided by investing activities – discontinued operations	209	2,722
Net cash used in investing activities	(102,232)	(79,832)
Cash flows from financing activities:
Increase (decrease) in demand, savings and money market deposits	61,924	(60,410)
Decrease in time deposits	(122,491)	(294,011)
(Decrease) increase in other borrowings	(13,096)	19,438
Net cash used in financing activities – continuing operations	(73,663)	(334,983)
Net cash used in financing activities – discontinued operations	(6,450)	(34,267)
Net cash used in financing activities	(80,113)	(369,250)
Net decrease in cash and cash equivalents	(150,304)	(367,002)
Cash and cash equivalents, beginning of period	472,011	995,758
Cash and cash equivalents, end of period	$321,707	628,756

Supplemental disclosures of cash flow information:
Cash paid for interest on liabilities	$9,732	20,260
Cash (received) paid for income taxes	(12)	11
Noncash investing and financing activities:
Reclassification of investment securities from available for sale to held to maturity	$729,142	—
Loans transferred to other real estate and repossessed assets	12,948	36,525

The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of First Banks, Inc. and subsidiaries (the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the Company’s 2011 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Company operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; FB Holdings, LLC (FB Holdings); Small Business Loan Source LLC; ILSIS, Inc.; FBIN, Inc.; SBRHC, Inc.; HVIIHC, Inc.; FBSA Missouri, Inc.; FBSA California, Inc.; NT Resolution Corporation; and LC Resolution Corporation. All of the subsidiaries are wholly owned as of June 30, 2012, except FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, as further described in Note 16 to the consolidated financial statements. FB Holdings is included in the consolidated financial statements and the noncontrolling ownership interest is reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiary” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, is reported as “net loss attributable to noncontrolling interest in subsidiary” in the consolidated statements of operations.

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

The Agreement requires, among other things, that the Company and First Bank obtain prior approval from the FRB in order to pay dividends. In addition, the Company must obtain prior approval from the FRB to: (i) take any other form of payment from First Bank representing a reduction in capital of First Bank; (ii) make any distributions of interest, principal or other sums on junior subordinated debentures or trust preferred securities; (iii) incur, increase or guarantee any debt; or (iv) purchase or redeem any shares of the Company’s stock. Pursuant to the terms of the Agreement, the Company and First Bank submitted a written plan to the FRB to maintain sufficient capital at the Company, on a consolidated basis, and at First Bank, on a standalone basis. In addition, the Agreement also provides that the Company and First Bank must notify the FRB if the regulatory capital ratios of either entity fall below those set forth in the capital plans that were accepted by the FRB, and specifically if First Bank falls below the criteria for being well capitalized under the regulatory framework for prompt corrective action. The Company must also notify the FRB before appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer position. The Agreement also requires the Company and First Bank to comply with certain restrictions regarding indemnification and severance payments. The Agreement is specifically enforceable by the FRB in court.

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

First Bank, under its informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 11 to the consolidated financial statements, First Bank’s Tier 1 capital to total assets ratio was 8.79% at June 30, 2012.

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

On August 10, 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 9 to the consolidated financial statements. The Company has deferred such payments for 12 quarterly periods as of June 30, 2012. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. Accordingly, the Company also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009, as further described in Note 10 to the consolidated financial statements. In conjunction with this election, the Company suspended the declaration of dividends on its Class A and Class B preferred stock, but continues to declare and accumulate dividends on its Class C Fixed Rate Cumulative Perpetual Preferred Stock (Class C Preferred Stock) and its Class D Fixed Rate Cumulative Perpetual Preferred Stock (Class D Preferred Stock). The Company has deferred such payments for 12 quarterly periods as of June 30, 2012. As a result of the Company’s deferral of dividends on its Class C and Class D preferred stock to the United States Department of the Treasury (U.S. Treasury) for six quarters, the U.S. Treasury had the right to elect two directors to the Company’s Board. On July 13, 2011, the U.S. Treasury elected two members to the Company’s Board of Directors.

Capital Plan. On August 10, 2009, the Company announced the adoption of a Capital Optimization Plan (Capital Plan) designed to improve its regulatory capital ratios and financial performance through certain divestiture activities, asset reductions and other profit improvement initiatives. The Capital Plan was adopted in order to, among other things, preserve and enhance the Company’s regulatory capital.

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

NOTE 2 – DISCONTINUED OPERATIONS

Discontinued Operations. The assets and liabilities associated with the transactions described (and defined) below were previously reported in the First Bank segment and were sold, or plan to be sold, as part of the Company’s Capital Plan to preserve regulatory capital. The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities associated with the Florida Region as of June 30, 2012 and December 31, 2011, and to the operations of First Bank’s 19 Florida retail branches and three of First Bank’s Northern Illinois retail branches for the three and six months ended June 30, 2012 and 2011, as applicable. The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations.

All financial information in the consolidated financial statements and notes to the consolidated financial statements is reported on a continuing operations basis, unless otherwise noted.

Florida Region. On January 25, 2012, First Bank entered into a Branch Purchase and Assumption Agreement to sell certain assets and transfer certain liabilities associated with First Bank’s Florida franchise (Florida Region) to an unaffiliated financial institution. Under the terms of the agreement, the unaffiliated financial institution was to assume approximately $345.3 million of deposits associated with First Bank’s 19 Florida retail branches for a premium of 2.3%. The unaffiliated financial institution was also expected to purchase premises and equipment and assume the leases associated with the Florida Region at a discount of $1.2 million. The agreement was subject to several closing conditions. The potential buyer failed to meet certain conditions and First Bank exercised its right to terminate the agreement on April 4, 2012. Under the terms of the agreement, First Bank received an escrow deposit from the potential buyer upon the termination of the agreement that was more than sufficient to offset First Bank’s expenses associated with the proposed transaction. The assets and liabilities associated with the Florida Region are reflected in assets and liabilities of discontinued operations in the consolidated balance sheet as of June 30, 2012 and December 31, 2011. The Company continued to apply discontinued operations accounting to the assets and liabilities and related operations of the Florida Region as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011.

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

Assets and liabilities of discontinued operations at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	Florida	Florida
	(dollars expressed in thousands)
Cash and due from banks	$2,232	2,147
Loans:
Commercial, financial and agricultural	—	65
Consumer and installment, net of net deferred loan fees	—	263
Total loans	—	328
Bank premises and equipment, net	14,231	14,496
Goodwill and other intangible assets	4,000	4,000
Other assets	38	38
Assets of discontinued operations	$20,501	21,009
Deposits:
Noninterest-bearing demand	$30,263	24,966
Interest-bearing demand	23,575	23,144
Savings and money market	153,262	158,328
Time deposits of $100 or more	48,456	48,613
Other time deposits	84,007	90,823
Total deposits	339,563	345,874
Other borrowings	133	272
Accrued expenses and other liabilities	228	136
Liabilities of discontinued operations	$339,924	346,282

Loss from discontinued operations, net of tax, for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
			Northern
	Florida	Florida	Illinois	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$—	4	288	292
Interest expense:
Interest on deposits	516	1,119	80	1,199
Net interest (loss) income	(516)	(1,115)	208	(907)
Provision for loan losses	—	—	—	—
Net interest (loss) income after provision for loan losses	(516)	(1,115)	208	(907)
Noninterest income:
Service charges and customer service fees	335	327	98	425
Loan servicing fees	—	—	3	3
Other	13	7	—	7
Total noninterest income	348	334	101	435
Noninterest expense:
Salaries and employee benefits	1,115	1,148	154	1,302
Occupancy, net of rental income	634	630	24	654
Furniture and equipment	137	203	10	213
Legal, examination and professional fees	19	6	5	11
Amortization of intangible assets	—	17	—	17
FDIC insurance	195	245	19	264
Other	198	178	20	198
Total noninterest expense	2,298	2,427	232	2,659
(Loss) income from operations of discontinued operations	(2,466)	(3,208)	77	(3,131)
Net gain on sale of discontinued operations	—	—	425	425
Benefit for income taxes	—	—	—	—
Net (loss) income from discontinued operations, net of tax	$(2,466)	(3,208)	502	(2,706)

Loss from discontinued operations, net of tax, for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
			Northern
	Florida	Florida	Illinois	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$4	8	895	903
Interest expense:
Interest on deposits	1,068	2,383	261	2,644
Net interest (loss) income	(1,064)	(2,375)	634	(1,741)
Provision for loan losses	—	—	—	—
Net interest (loss) income after provision for loan losses	(1,064)	(2,375)	634	(1,741)
Noninterest income:
Service charges and customer service fees	656	637	259	896
Loan servicing fees	—	—	5	5
Other	20	11	—	11
Total noninterest income	676	648	264	912
Noninterest expense:
Salaries and employee benefits	2,263	2,315	357	2,672
Occupancy, net of rental income	1,268	1,253	68	1,321
Furniture and equipment	284	419	29	448
Legal, examination and professional fees	25	15	6	21
Amortization of intangible assets	—	33	—	33
FDIC insurance	404	476	100	576
Other	372	369	67	436
Total noninterest expense	4,616	4,880	627	5,507
(Loss) income from operations of discontinued operations	(5,004)	(6,607)	271	(6,336)
Net gain on sale of discontinued operations	—	—	425	425
Benefit for income taxes	—	—	—	—
Net (loss) income from discontinued operations, net of tax	$(5,004)	(6,607)	696	(5,911)

NOTE 3 – INVESTMENTS IN DEBT AND EQUITY SECURITIES

Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at June 30, 2012 and December 31, 2011 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)
June 30, 2012:
Carrying value:
U.S. Government
sponsored agencies	$10,141	100,665	67,322	216,631	394,759	1,790	(880)	395,669	1.66%
Residential mortgage-
backed	—	24,948	149,144	1,302,225	1,476,317	37,098	(457)	1,512,958	2.34
Commercial mortgage-
backed	—	—	812	—	812	108	—	920	5.03
State and political
subdivisions	170	4,023	576	—	4,769	204	—	4,973	4.02
Corporate notes	—	136,651	49,671	—	186,322	1,489	(3,463)	184,348	3.30
Equity investments	—	—	—	1,000	1,000	29	—	1,029	2.67
Total	$10,311	266,287	267,525	1,519,856	2,063,979	40,718	(4,800)	2,099,897	2.30
Fair value:
Debt securities	$10,431	267,875	266,661	1,553,901
Equity securities	—	—	—	1,029
Total	$10,431	267,875	266,661	1,554,930

Weighted average yield	1.78%	2.30%	2.43%	2.28%

December 31, 2011:
Carrying value:
U.S. Government
sponsored agencies	$1,000	231,691	107,019	—	339,710	2,107	—	341,817	1.75%
Residential mortgage-
backed	—	2,726	64,309	1,821,209	1,888,244	36,908	(232)	1,924,920	2.27
Commercial mortgage-
backed	—	—	818	—	818	92	—	910	4.86
State and political
subdivisions	310	4,088	786	—	5,184	226	—	5,410	4.00
Corporate notes	—	122,941	65,088	5,000	193,029	—	(9,216)	183,813	3.28
Equity investments	—	—	—	1,000	1,000	17	—	1,017	2.83
Total	$1,310	361,446	238,020	1,827,209	2,427,985	39,350	(9,448)	2,457,887	2.28
Fair value:
Debt securities	$1,314	357,194	236,824	1,861,538
Equity securities	—	—	—	1,017
Total	$1,314	357,194	236,824	1,862,555

Weighted average yield	2.93%	2.07%	2.56%	2.28%

Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at June 30, 2012 and December 31, 2011 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)
June 30, 2012:
Carrying value:
U.S. Government
sponsored agencies	$—	—	63,276	—	63,276	—	—	63,276	1.78%
Residential mortgage-
backed	—	—	150,205	516,917	667,122	116	—	667,238	2.22
Commercial mortgage-
backed	—	6,245	—	—	6,245	382	—	6,627	5.34
State and political
subdivisions	1,371	1,926	253	1,534	5,084	73	(325)	4,832	4.18
Total	$1,371	8,171	213,734	518,451	741,727	571	(325)	741,973	2.22
Fair value:
Debt securities	$1,379	8,602	213,799	518,193

Weighted average yield	2.54%	4.80%	2.31%	2.15%

December 31, 2011:
Carrying value:
Residential mortgage-
backed	$—	—	728	615	1,343	116	—	1,459	5.06%
Commercial mortgage-
backed	—	6,310	—	—	6,310	447	—	6,757	5.16
State and political
subdivisions	1,372	2,004	254	1,534	5,164	44	—	5,208	4.20
Total	$1,372	8,314	982	2,149	12,817	607	—	13,424	4.76
Fair value:
Debt securities	$1,387	8,768	1,056	2,213

Weighted average yield	2.55%	4.67%	4.60%	6.61%

Proceeds from sales of available-for-sale investment securities were $153.2 million and $207.6 million for the three and six months ended June 30, 2012, respectively, compared to $101.8 million and $127.5 million for the comparable periods in 2011. Gross realized gains and gross realized losses on investment securities for the three and six months ended June 30, 2012 and 2011were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars expressed in thousands)
Gross realized gains on sales of available-for-sale securities	$370	591	892	1,120
Gross realized losses on sales of available-for-sale securities	(374)	—	(374)	(1)
Other-than-temporary impairment	(1)	(1)	(1)	(2)
Net realized (loss) gain on investment securities	$(5)	590	517	1,117

Investment securities with a carrying value of $250.7 million and $228.9 million at June 30, 2012 and December 31, 2011, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

On June 30, 2012, the Company reclassified certain of its available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $729.1 million, in aggregate. The determination of the reclassification was made by management based on the Company’s current and expected future liquidity levels and the resulting intent to hold such investment securities to maturity. The net gross unrealized gain on these available-for-sale investment securities at the time of transfer of $11.7 million, in aggregate, was recorded as additional premium on the securities and will be amortized over the remaining lives of the respective securities, as further described in Note 10 to the consolidated financial statements.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011 were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars expressed in thousands)
June 30, 2012:
Available for sale:
U.S. Government sponsored agencies	$153,553	(880)	—	—	153,553	(880)
Residential mortgage-backed	69,201	(376)	278	(81)	69,479	(457)
Corporate notes	42,552	(1,281)	41,201	(2,182)	83,753	(3,463)
Total	$265,306	(2,537)	41,479	(2,263)	306,785	(4,800)
Held to maturity:
State and political subdivisions	$1,210	(325)	—	—	1,210	(325)
Total	$1,210	(325)	—	—	1,210	(325)

December 31, 2011:
Available for sale:
Residential mortgage-backed	$67,395	(126)	22,349	(106)	89,744	(232)
Corporate notes	173,813	(9,216)	—	—	173,813	(9,216)
Total	$241,208	(9,342)	22,349	(106)	263,557	(9,448)

The Company does not believe the investment securities that were in an unrealized loss position at June 30, 2012 and December 31, 2011 are other-than-temporarily impaired. The unrealized losses on the investment securities were primarily attributable to fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that First Bank will not be required to sell these securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired. The unrealized losses for residential mortgage-backed securities for 12 months or more at June 30, 2012 and December 31, 2011 included 10 and 11 securities, respectively. The unrealized losses for corporate notes for 12 months or more at June 30, 2012 included 11 securities.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the composition of the loan portfolio at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(dollars expressed in thousands)
Commercial, financial and agricultural	$636,163	725,130
Real estate construction and development	216,894	249,987
Real estate mortgage:
One-to-four-family residential	886,650	902,438
Multi-family residential	121,879	127,356
Commercial real estate	1,105,420	1,225,538
Consumer and installment	18,785	23,333
Loans held for sale	46,289	31,111
Net deferred loan fees	(635)	(942)
Loans, net of net deferred loan fees	$3,031,445	3,283,951

Aging of Loans. The following table presents the aging of loans by loan classification at June 30, 2012 and December 31, 2011:

			Recorded
			Investment
	30-59	60-89	> 90 Days		Total Past
	Days	Days	Accruing	Nonaccrual	Due	Current	Total Loans
	(dollars expressed in thousands)
June 30, 2012:
Commercial, financial and
agricultural	$1,567	1,343	—	29,277	32,187	603,976	636,163
Real estate construction and
development	65	366	—	48,412	48,843	168,051	216,894
One-to-four-family residential:
Bank portfolio	2,495	1,193	332	10,256	14,276	125,478	139,754
Mortgage Division portfolio	5,422	3,979	—	17,604	27,005	357,500	384,505
Home equity	3,770	2,390	445	6,917	13,522	348,869	362,391
Multi-family residential	451	—	—	5,134	5,585	116,294	121,879
Commercial real estate	1,955	406	—	32,753	35,114	1,070,306	1,105,420
Consumer and installment	201	59	—	19	279	17,871	18,150
Loans held for sale	—	—	—	—	—	46,289	46,289
Total	$15,926	9,736	777	150,372	176,811	2,854,634	3,031,445

December 31, 2011:
Commercial, financial and
agricultural	$1,602	2,085	1,095	55,340	60,122	665,008	725,130
Real estate construction and
development	170	3,033	—	71,244	74,447	175,540	249,987
One-to-four-family residential:
Bank portfolio	4,506	2,577	362	14,690	22,135	143,443	165,578
Mortgage Division portfolio	5,994	1,571	—	16,778	24,343	342,572	366,915
Home equity	3,990	2,151	856	6,940	13,937	356,008	369,945
Multi-family residential	—	118	—	7,975	8,093	119,263	127,356
Commercial real estate	3,888	7,092	427	47,262	58,669	1,166,869	1,225,538
Consumer and installment	396	192	4	22	614	21,777	22,391
Loans held for sale	—	—	—	—	—	31,111	31,111
Total	$20,546	18,819	2,744	220,251	262,360	3,021,591	3,283,951

Under the Company’s loan policy, loans are placed on nonaccrual status once principal or interest payments become 90 days past due. However, individual loan officers may submit written requests for approval to continue the accrual of interest on loans that become 90 days past due. These requests may be submitted for approval consistent with the authority levels provided in the Company’s credit approval policies, and they are only granted if an expected near term future event, such as a pending renewal or expected payoff, exists at the time the loan becomes 90 days past due. If the expected near term future event does not occur as anticipated, the loan is then placed on nonaccrual status. At June 30, 2012 and December 31, 2011, the Company had $777,000 and $2.7 million, respectively, of loans past due 90 days or more and still accruing interest.

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

The Company includes adversely rated credits, including loans requiring close monitoring that would not normally be considered classified credits by the Company’s regulators, on its monthly loan watch list. Loans may be added to the Company’s watch list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower or a deficiency in loan documentation. Loans may also be added to the Company’s watch list whenever any adverse circumstance is detected which might affect the borrower’s ability to comply with the contractual terms of the loan. The delinquency of a scheduled loan payment, deterioration in the borrower’s financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates could initiate the addition of a loan to the Company’s watch list. Loans on the Company’s watch list require periodic detailed loan status reports prepared by the responsible officer which are discussed in formal meetings with credit review and credit administration staff members. Upgrades and downgrades of loan risk ratings may be initiated by the responsible loan officer. However, upgrades of risk ratings associated with significant credit relationships and/or problem credit relationships may only be made with the concurrence of appropriate regional credit officers.

Under the Company’s risk rating system, special mention loans are those loans that do not currently expose the Company to sufficient risk to warrant classification as substandard, troubled debt restructuring (TDR) or nonaccrual, but possess weaknesses that deserve management’s close attention. Substandard loans include those loans characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. A loan is classified as a TDR when a borrower is experiencing financial difficulties that lead to the restructuring of a loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. Loans classified as TDRs which are accruing interest are classified as performing TDRs. Loans classified as TDRs which are not accruing interest are classified as nonperforming TDRs and are included with all other nonaccrual loans for presentation purposes. Loans classified as nonaccrual have all the weaknesses inherent in those loans classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable. Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following table presents the credit exposure of the commercial loan portfolio by internally assigned credit grade as of June 30, 2012 and December 31, 2011:

		Real Estate
		Construction
	Commercial	and		Commercial
	and Industrial	Development	Multi-family	Real Estate	Total
		(dollars expressed in thousands)
June 30, 2012:
Pass	$570,149	49,284	66,138	913,804	1,599,375
Special mention	15,576	17,436	18,472	115,318	166,802
Substandard	17,758	89,844	29,006	31,379	167,987
Performing troubled debt restructuring	3,403	11,918	3,129	12,166	30,616
Nonaccrual	29,277	48,412	5,134	32,753	115,576
	$636,163	216,894	121,879	1,105,420	2,080,356

December 31, 2011:
Pass	$606,933	57,594	68,748	973,553	1,706,828
Special mention	25,742	11,977	18,678	119,478	175,875
Substandard	32,851	97,158	28,789	60,876	219,674
Performing troubled debt restructuring	4,264	12,014	3,166	24,369	43,813
Nonaccrual	55,340	71,244	7,975	47,262	181,821
	$725,130	249,987	127,356	1,225,538	2,328,011

The following table presents the credit exposure of the one-to-four-family residential mortgage Bank portfolio and home equity portfolio by internally assigned credit grade as of June 30, 2012 and December 31, 2011:

	Bank	Home
	Portfolio	Equity	Total
	(dollars expressed in thousands)
June 30, 2012:
Pass	$110,269	351,778	462,047
Special mention	11,784	446	12,230
Substandard	5,833	3,250	9,083
Performing troubled debt restructuring	1,612	—	1,612
Nonaccrual	10,256	6,917	17,173
	$139,754	362,391	502,145

December 31, 2011:
Pass	$131,973	358,801	490,774
Special mention	12,797	954	13,751
Substandard	6,118	3,250	9,368
Nonaccrual	14,690	6,940	21,630
	$165,578	369,945	535,523

The following table presents the credit exposure of the one-to-four-family residential Mortgage Division portfolio and consumer and installment portfolio by payment activity as of June 30, 2012 and December 31, 2011:

	Mortgage	Consumer
	Division	and
	Portfolio	Installment	Total
	(dollars expressed in thousands)
June 30, 2012:
Pass	$277,365	18,131	295,496
Substandard	7,496	—	7,496
Performing troubled debt restructuring	82,040	—	82,040
Nonaccrual	17,604	19	17,623
	$384,505	18,150	402,655

December 31, 2011:
Pass	$263,079	22,369	285,448
Substandard	4,429	—	4,429
Performing troubled debt restructuring	82,629	—	82,629
Nonaccrual	16,778	22	16,800
	$366,915	22,391	389,306

Impaired Loans. Loans deemed to be impaired include performing TDRs and nonaccrual loans. Impaired loans with outstanding balances equal to or greater than $500,000 are evaluated individually for impairment. For these loans, the Company measures the level of impairment based on the present value of the estimated projected cash flows or the estimated value of the collateral. If the current valuation is lower than the current book balance of the loan, the amount of the difference is evaluated for possible charge-off. In instances where management determines that a charge-off is not appropriate, a specific reserve is established for the individual loan in question. This specific reserve is included as a part of the overall allowance for loan losses.

The following tables present the recorded investment, unpaid principal balance, related allowance for loan losses, average recorded investment and interest income recognized while on impaired status for impaired loans without a related allowance for loan losses and for impaired loans with a related allowance for loan losses by loan classification at June 30, 2012 and December 31, 2011:

		Unpaid	Related	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income
	Investment	Balance	Loan Losses	Investment	Recognized
	(dollars expressed in thousands)
June 30, 2012:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$16,175	39,131	—	22,713	112
Real estate construction and development	47,320	102,441	—	55,578	279
Real estate mortgage:
Bank portfolio	3,640	5,232	—	4,034	4
Mortgage Division portfolio	8,879	18,969	—	8,844	—
Home equity portfolio	—	—	—	—	—
Multi-family residential	7,465	9,747	—	8,475	88
Commercial real estate	28,249	40,962	—	39,890	773
Consumer and installment	—	—	—	—	—
	111,728	216,482	—	139,534	1,256
With A Related Allowance Recorded:
Commercial, financial and agricultural	16,505	21,922	1,553	23,177	—
Real estate construction and development	13,010	25,241	3,364	15,280	60
Real estate mortgage:
Bank portfolio	8,228	10,316	545	9,118	—
Mortgage Division portfolio	90,765	99,828	11,702	90,412	1,044
Home equity portfolio	6,917	7,873	1,383	7,296	—
Multi-family residential	798	1,190	356	906	—
Commercial real estate	16,670	21,660	3,432	23,540	—
Consumer and installment	19	19	1	65	—
	152,912	188,049	22,336	169,794	1,104
Total:
Commercial, financial and agricultural	32,680	61,053	1,553	45,890	112
Real estate construction and development	60,330	127,682	3,364	70,858	339
Real estate mortgage:
Bank portfolio	11,868	15,548	545	13,152	4
Mortgage Division portfolio	99,644	118,797	11,702	99,256	1,044
Home equity portfolio	6,917	7,873	1,383	7,296	—
Multi-family residential	8,263	10,937	356	9,381	88
Commercial real estate	44,919	62,622	3,432	63,430	773
Consumer and installment	19	19	1	65	—
	$264,640	404,531	22,336	309,328	2,360

		Unpaid	Related	Average	Interest
	Recorded	Principal	Allowance for	Recorded	Income
	Investment	Balance	Loan Losses	Investment	Recognized
	(dollars expressed in thousands)
December 31, 2011:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$20,494	53,140	—	25,294	336
Real estate construction and development	62,524	113,412	—	80,230	72
Real estate mortgage:
Bank portfolio	3,274	5,030	—	3,291	—
Mortgage Division portfolio	10,250	22,541	—	11,352	—
Home equity portfolio	196	198	—	210	—
Multi-family residential	7,961	8,378	—	8,358	92
Commercial real estate	45,452	61,766	—	59,613	435
Consumer and installment	1	1	—	2	—
	150,152	264,466	—	188,350	935
With A Related Allowance Recorded:
Commercial, financial and agricultural	39,110	64,867	5,475	48,270	—
Real estate construction and development	20,734	39,832	3,432	26,605	183
Real estate mortgage:
Bank portfolio	11,416	12,926	796	11,473	—
Mortgage Division portfolio	89,157	98,118	15,324	98,739	2,306
Home equity portfolio	6,744	7,657	1,388	7,212	—
Multi-family residential	3,180	5,281	335	3,339	—
Commercial real estate	26,179	34,073	3,875	34,335	168
Consumer and installment	21	21	4	60	—
	196,541	262,775	30,629	230,033	2,657
Total:
Commercial, financial and agricultural	59,604	118,007	5,475	73,564	336
Real estate construction and development	83,258	153,244	3,432	106,835	255
Real estate mortgage:
Bank portfolio	14,690	17,956	796	14,764	—
Mortgage Division portfolio	99,407	120,659	15,324	110,091	2,306
Home equity portfolio	6,940	7,855	1,388	7,422	—
Multi-family residential	11,141	13,659	335	11,697	92
Commercial real estate	71,631	95,839	3,875	93,948	603
Consumer and installment	22	22	4	62	—
	$346,693	527,241	30,629	418,383	3,592

Recorded investment represents the Company’s investment in its impaired loans reduced by cumulative charge-offs recorded against the allowance for loan losses on these same loans. At June 30, 2012 and December 31, 2011, the Company had recorded charge-offs of $139.9 million and $180.5 million, respectively, on its impaired loans, representing the difference between the unpaid principal balance and the recorded investment reflected in the tables above. The unpaid principal balance represents the principal amount contractually owed to the Company by the borrowers on the impaired loans.

Troubled Debt Restructurings. In the ordinary course of business, the Company modifies loan terms across loan types, including both consumer and commercial loans, for a variety of reasons. Modifications to consumer loans may include, but are not limited to, changes in interest rate, maturity, amortization and financial covenants. In the original underwriting, loan terms are established that represent the then current and projected financial condition of the borrower. Over any period of time, modifications to these loan terms may be required due to changes in the original underwriting assumptions. These changes may include the financial covenants of the borrower as well as underwriting standards. If the modified terms are consistent with competitive market conditions and representative of terms the borrower could otherwise obtain in the open market, the modified loan is not categorized as a TDR.

Loan modifications are generally performed at the request of the individual borrower and may include reduction in interest rates, changes in payments and maturity date extensions. Although the Company does not have formal, standardized loan modification programs for its commercial or consumer loan portfolios, it addresses loan modifications on a case-by-case basis and also participates in the U.S. Treasury’s Home Affordable Modification Program (HAMP). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. At June 30, 2012 and December 31, 2011, the Company had $76.7 million and $75.9 million, respectively, of modified loans in the HAMP program.

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

The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending upon the individual facts and circumstances of the loan. TDRs accruing interest are classified as performing TDRs. The following table presents the categories of performing TDRs as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(dollars expressed in thousands)
Performing Troubled Debt Restructurings:
Commercial, financial and agricultural	$3,403	4,264
Real estate construction and development	11,918	12,014
Real estate mortgage:
One-to-four-family residential	83,652	82,629
Multi-family residential	3,129	3,166
Commercial real estate	12,166	24,369
Total performing troubled debt restructurings	$114,268	126,442

The Company does not accrue interest on TDRs which have been modified for a period less than six months or are not in compliance with the modified terms. These loans are considered nonperforming TDRs and are included with other nonaccrual loans for classification purposes. The following table presents the categories of loans considered nonperforming TDRs as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(dollars expressed in thousands)
Nonperforming Troubled Debt Restructurings:
Commercial, financial and agricultural	$235	1,344
Real estate construction and development	24,054	25,603
Real estate mortgage:
One-to-four-family residential	5,190	6,205
Commercial real estate	4,346	7,605
Total nonperforming troubled debt restructurings	$33,825	40,757

Both performing and nonperforming TDRs are considered to be impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses. The allowance for loan losses allocated to TDRs was $10.4 million and $12.8 million at June 30, 2012 and December 31, 2011, respectively.

The following table presents loans classified as TDRs that were modified during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(dollars expressed in thousands)
Loan Modifications as Troubled Debt
Restructurings:
Commercial, financial and agricultural	—	$—	$—	2	$640	$640
Real estate mortgage:
One-to-four-family residential	15	2,823	2,817	27	5,795	5,670
Commercial real estate	—	—	—	2	8,987	5,772

The following table presents loans classified as TDRs that were modified during the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	(dollars expressed in thousands)
Loan Modifications as Troubled Debt
Restructurings:
Commercial, financial and agricultural	—	$—	$—	3	$1,945	$1,945
Real estate construction and development	2	803	390	—	—	—
Real estate mortgage:
One-to-four-family residential	29	5,427	5,378	72	12,814	12,164
Commercial real estate	1	5,018	5,018	2	8,987	5,772

The following table presents TDRs that defaulted within 12 months of modification during the three months ended June 30, 2012 and 2011:

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(dollars expressed in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate construction and development	3	$1,364	—	$—
Real estate mortgage:
One-to-four-family residential	16	3,587	12	2,868

The following table presents TDRs that defaulted within 12 months of modification during the six months ended June 30, 2012 and 2011:

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(dollars expressed in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate construction and development	3	$1,364	—	$—
Real estate mortgage:
One-to-four-family residential	28	5,894	22	5,605

Upon default of a TDR, which is considered to be 90 days or more past due under the modified terms, impairment is measured based on the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses.

Allowance for Loan Losses. Changes in the allowance for loan losses for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars expressed in thousands)
Balance, beginning of period	$130,348	183,973	137,710	201,033
Loans charged-off	(17,947)	(49,258)	(34,400)	(86,163)
Recoveries of loans previously charged-off	7,826	3,471	14,917	13,316
Net loans charged-off	(10,121)	(45,787)	(19,483)	(72,847)
Provision for loan losses	—	23,000	2,000	33,000
Balance, end of period	$120,227	161,186	120,227	161,186

The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012:

		Real Estate
	Commercial	Construction	One-to-	Multi-		Consumer
	and	and	Four-Family	Family	Commercial	and
	Industrial	Development	Residential	Residential	Real Estate	Installment	Total
	(dollars expressed in thousands)
Three Months Ended June 30, 2012:
Allowance for loan losses:
Beginning balance	$24,782	24,518	46,670	4,679	29,273	426	130,348
Charge-offs	(5,152)	(3,339)	(4,988)	(237)	(4,037)	(194)	(17,947)
Recoveries	2,686	2,986	1,223	32	858	41	7,826
Provision (benefit) for loan losses	(301)	(2,336)	797	342	1,377	121	—
Ending balance	$22,015	21,829	43,702	4,816	27,471	394	120,227

Six Months Ended June 30, 2012:
Allowance for loan losses:
Beginning balance	$27,243	24,868	50,864	4,851	29,448	436	137,710
Charge-offs	(10,233)	(6,423)	(8,916)	(1,169)	(7,390)	(269)	(34,400)
Recoveries	5,744	3,719	2,475	43	2,846	90	14,917
Provision (benefit) for loan losses	(739)	(335)	(721)	1,091	2,567	137	2,000
Ending balance	$22,015	21,829	43,702	4,816	27,471	394	120,227

The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2011:

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

The following table represents a summary of the impairment method used by loan category at June 30, 2012 and December 31, 2011:

		Real Estate
	Commercial	Construction	One-to-	Multi-		Consumer
	and	and	Four-Family	Family	Commercial	and
	Industrial	Development	Residential	Residential	Real Estate	Installment	Total
	(dollars expressed in thousands)
June 30, 2012:
Allowance for loan losses:
Ending balance: impaired loans
individually evaluated for impairment	$143	762	3,767	—	1,495	—	6,167
Ending balance: impaired loans
collectively evaluated for impairment	$1,410	2,602	9,863	356	1,937	1	16,169
Ending balance: all other loans collectively
evaluated for impairment	$20,462	18,465	30,072	4,460	24,039	393	97,891
Financing receivables:
Ending balance	$636,163	216,894	886,650	121,879	1,105,420	18,150	2,985,156
Ending balance: impaired loans
individually evaluated for
impairment	$17,958	56,357	16,921	7,938	36,544	—	135,718
Ending balance: impaired loans
collectively evaluated for
impairment	$14,722	3,973	101,508	325	8,375	19	128,922
Ending balance: all other loans
collectively evaluated for
impairment	$603,483	156,564	768,221	113,616	1,060,501	18,131	2,720,516

December 31, 2011:
Allowance for loan losses:
Ending balance: impaired loans
individually evaluated for impairment	$4,276	1,752	3,170	110	2,430	—	11,738
Ending balance: impaired loans
collectively evaluated for impairment	$1,199	1,680	14,338	225	1,445	4	18,891
Ending balance: all other loans collectively
evaluated for impairment	$21,768	21,436	33,356	4,516	25,573	432	107,081
Financing receivables:
Ending balance	$725,130	249,987	902,438	127,356	1,225,538	22,391	3,252,840
Ending balance: impaired loans
individually evaluated for
impairment	$40,527	76,475	16,836	11,141	64,190	—	209,169
Ending balance: impaired loans
collectively evaluated for
impairment	$19,077	6,783	104,201	—	7,441	22	137,524
Ending balance: all other loans
collectively evaluated for
impairment	$665,526	166,729	781,401	116,215	1,153,907	22,369	2,906,147

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets, net of amortization, were comprised of goodwill of $122.0 million at June 30, 2012 and December 31, 2011. First Bank did not record goodwill impairment for the three or six months ended June 30, 2012 and 2011. Amortization of intangible assets was zero for the three and six months ended June 30, 2012. Amortization of intangible assets was $783,000 and $1.6 million for the three and six months ended June 30, 2011, respectively. Core deposit intangibles became fully amortized in 2011.

The Company’s annual measurement date for its goodwill impairment test is December 31. The Company operates as a single reporting unit. The Company engaged an independent valuation firm to assist management in computing the fair value estimate for the impairment assessment by utilizing two separate valuation methodologies and applying a weighted average to each methodology in order to determine the fair value of the reporting unit. The two separate valuation methodologies utilized in the valuation of the Company’s implied goodwill were the “Income Approach” and the “Market Approach.”

Income Approach – The Income Approach indicates the fair market value of the common stock of a business based on the present value of the cash flows that the business can be expected to generate in the future. This approach is generally considered to be the most theoretically correct method of valuation since it explicitly considers the future benefits associated with owning the business. The Income Approach is typically applied using the Discounted Cash Flow Method. The Discounted Cash Flow Method is comprised of four steps:

1)	Project future cash flows for a certain discrete projection period;
2)	Discount these cash flows to present value at a rate of return that considers the relative risk of achieving the cash flows and the time value of money;
3)	Estimate the residual value of cash flows subsequent to the discrete projection period; and
4)	Combine the present value of the residual cash flows with the discrete projection period cash flows to indicate the fair market value of invested capital on a marketable basis.

Any interest-bearing debt (or non-operating assets) is then subtracted (or added) to arrive at the fair market value of equity of the business.

Market Approach – The Market Approach uses the price at which shares of similar companies are traded or exchanged to estimate the fair market value of the company’s equity. The advantage of the Market Approach is that it is believed to reflect the effect of most of the principal valuation factors identified in the Discounted Cash Flow Method discussed above. Market prices of publicly traded companies and actual merger and acquisition transactions are believed to incorporate the effects on value of earnings, cash generation, and stockholders’ equity while also recognizing general economic conditions, the position of the industry in the economy, and the position of the company in its industry. Within the Market Approach, two valuation methods are commonly used: the Publicly Traded Guideline Company Method and the Recent Transactions Method. The Publicly Traded Guideline Company Method consists of identifying similar public companies and developing multiples of the total capitalization of each similar public company to certain income statement and/or balance sheet items. These multiples are then weighted and applied to similar income statement and balance sheet items of the Company. The Recent Transactions Method is based on actual prices paid in mergers and acquisitions for similar public and private companies. Ratios of the total purchase price paid to certain income statement and/or balance sheet items are generally developed for each comparable transaction if the data is available. These ratios are then applied to similar income statement and balance sheet items of the Company.

For purposes of completing the Company’s annual goodwill impairment test, the specific valuation methodologies utilized were the following:

➢	The Income Approach utilizing the Discounted Cash Flow Method; and

➢	The Market Approach utilizing (i) the Publicly Traded Guideline Company Method, focusing on a comparison of publicly-traded financial institutions as guideline companies based on size, geography and performance metrics, including the average price to tangible book value of comparable businesses, and (ii) the Recent Transactions Method, focusing on recent transactions and key transaction metrics, including price to the last-twelve-months earnings multiples.

As of December 31, 2011, the Income Approach utilizing the Discounted Cash Flow Method and applying a discount rate of 23.0% to the projected cash flows was weighted at 60.0% and each of the two Market Approaches was weighted at 20.0%. The Market Approach was given a relatively lower weighting primarily as a result of the Company’s previous lack of profitability, which required price to the last-twelve-months earnings multiples to be applied to longer-term projected future earnings.

Taking into account this independent third party valuation, the Company concluded that the carrying value of its reporting unit exceeded its estimated fair value by approximately $35.5 million at December 31, 2011. Because the carrying value of the reporting unit exceeded the estimated fair value at December 31, 2011, the Company engaged the same independent valuation firm to assist management in computing the fair value of the reporting unit’s assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill at December 31, 2011, as required by Step 2 of the two-step goodwill impairment test.

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

The material assumptions utilized in the annual goodwill impairment testing for purposes of calculating the implied fair value of the reporting unit’s goodwill at December 31, 2011 were as follows:

➢	Determination of the estimated fair value of loans – The estimated fair value assigned to loans significantly affected the determination of the implied fair value of the reporting unit’s goodwill at December 31, 2011. The implied fair value of a reporting unit’s goodwill will generally increase if the estimated fair value of the reporting unit’s loans is less than the carrying value of the reporting unit’s loans. The estimated fair value of the reporting unit’s loans was derived from discounted cash flow analyses. Loans were grouped into loan pools based on similar characteristics such as maturity, payment type and payment frequency, and rate type and underlying index. These cash flow calculations include assumptions for prepayment estimates over the loan’s remaining life, considerations for the current interest rate environment compared to the weighted average rate of the loan portfolio, a credit risk component based on the historical and expected performance of each loan portfolio stratum and a liquidity adjustment related to the current market environment. The estimated fair value of loans held for portfolio was $303.6 million and $263.0 million less than the carrying value at December 31, 2011 and 2010, respectively. The increase in the estimated discount on loans held for portfolio was primarily attributable to a decrease in the estimated fair value of home equity loans as a result of the home equity portfolio’s weighted average rate compared to market and economic conditions. To the extent any of these assumptions change in the future, the implied fair value of the reporting unit’s goodwill could change materially. A decrease in the discount rate utilized in deriving the estimated fair value of the reporting unit’s loans would decrease the implied fair value of goodwill.

➢	Determination of the estimated fair value of deposits, including the core deposit intangible – The estimated fair value assigned to the core deposit intangible, or the reporting unit’s deposit base, also significantly affected the determination of the implied fair value of the reporting unit’s goodwill at December 31, 2011. The implied fair value of a reporting unit’s goodwill will generally decrease by the estimated fair value assigned to the reporting unit’s core deposit intangible. The estimated fair value of the core deposit intangible was derived from discounted cash flow analyses with considerations for estimated deposit runoff, cost of the deposit base, interest costs, net maintenance costs and the cost of alternative funds. The resulting estimate of the fair value of the core deposit intangible represents the present value of the difference in cash flows between maintaining the existing deposits and obtaining alternative funds over the life of the deposit base. There were no significant changes in the estimate of fair value of the core deposit intangible at December 31, 2011 as compared to December 31, 2010. To the extent any of these assumptions used to determine the estimated fair value of the core deposit intangible change in the future, the implied fair value of the reporting unit’s goodwill could change materially.

Management then compared the implied fair value of the reporting unit’s goodwill, taking into account the analyses of the independent valuation firm, of $231.2 million as of December 31, 2011 with its carrying value of $122.0 million as of December 31, 2011. Taking into account the results of the goodwill impairment analyses performed for the year ended December 31, 2011, the Company did not record goodwill impairment, primarily reflecting the estimated discount on loans held for portfolio (i.e. excess of carrying value over estimated fair value) exceeding the amount by which the carrying value of the reporting unit exceeded its fair value.

The Company believes the estimates and assumptions utilized in the goodwill impairment test are reasonable. However, further deterioration in the outlook for credit quality or other factors could impact the estimated fair value of the reporting unit as determined under Step 1 of the goodwill impairment test. A decrease in the estimated fair value of the reporting unit would decrease the implied fair value of goodwill as further determined under Step 2 of the goodwill impairment test.

Due to the current economic environment and the uncertainties regarding the impact on the Company, there can be no assurance that the Company’s estimates and assumptions made for the purposes of the goodwill impairment testing will prove to be accurate predictions in the future. Adverse changes in the economic environment, the Company’s operations, or other factors could result in a decline in the implied fair value of the reporting unit, which could result in the recognition of future goodwill impairment that may materially affect the carrying value of the reporting unit’s assets and its related operating results.

NOTE 6 – SERVICING RIGHTS

Mortgage Banking Activities. At June 30, 2012 and December 31, 2011, First Bank serviced mortgage loans for others totaling $1.23 billion and $1.25 billion, respectively. Changes in mortgage servicing rights for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars expressed in thousands)
Balance, beginning of period	$9,713	12,890	9,077	12,150
Originated mortgage servicing rights	1,194	495	1,993	1,613
Change in fair value resulting from changes in valuation inputs or
assumptions used in valuation model (1)	(1,316)	(1,274)	(799)	(1,075)
Other changes in fair value (2)	(632)	(372)	(1,312)	(949)
Balance, end of period	$8,959	11,739	8,959	11,739
____________________

(1)	The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Other Servicing Activities. At June 30, 2012 and December 31, 2011, First Bank serviced United States Small Business Administration (SBA) loans for others totaling $171.2 million and $178.5 million, respectively. Changes in SBA servicing rights for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars expressed in thousands)
Balance, beginning of period	$6,256	7,321	6,303	7,432
Originated SBA servicing rights	—	—	—	—
Change in fair value resulting from changes in valuation inputs or
assumptions used in valuation model (1)	142	(1)	289	226
Other changes in fair value (2)	(175)	(233)	(369)	(571)
Balance, end of period	$6,223	7,087	6,223	7,087
____________________

(1)	The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

NOTE 7 – DERIVATIVE INSTRUMENTS

The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. Derivative instruments held by the Company at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012		December 31, 2011
	Notional	Credit	Notional	Credit
	Amount	Exposure	Amount	Exposure
	(dollars expressed in thousands)
Interest rate swap agreements	$25,000	—	50,000	—
Customer interest rate swap agreements	14,428	172	47,240	441
Interest rate lock commitments	85,648	3,090	38,985	1,381
Forward commitments to sell mortgage-backed securities	110,500	—	58,800	—

The notional amounts of derivative instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company’s credit exposure through its use of these instruments. The credit exposure represents the loss the Company would incur in the event the counterparties failed completely to perform according to the terms of the derivative instruments and the collateral held to support the credit exposure was of no value. The Company’s credit exposure on interest rate swaps is limited to the net fair value and related accrued interest receivable reduced by the amount of collateral pledged by the counterparty. The Company had not pledged any assets as collateral in connection with its interest rate swap agreements at June 30, 2012 and December 31, 2011. Collateral requirements are monitored on a daily basis and adjusted as necessary.

The Company recorded net losses on derivative instruments, which are included in noninterest income in the consolidated statements of operations, of $2,000 and $38,000 for the three and six months ended June 30, 2012, respectively, compared to $165,000 and $221,000 for the comparable periods in 2011.

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

The amount receivable by the Company under these swap agreements was $30,000 and $36,000 at June 30, 2012 and December 31, 2011, respectively, and the amount payable by the Company under these swap agreements was $62,000 and $72,000 at June 30, 2012 and December 31, 2011, respectively.

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

The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements, previously designated as cash flow hedges on certain junior subordinated debentures, as of June 30, 2012 and December 31, 2011 were as follows:

	Notional	Interest Rate	Interest Rate
Maturity Date	Amount	Paid	Received	Fair Value
	(dollars expressed in thousands)
June 30, 2012:
December 15, 2012	$25,000	5.57%	2.72%	$(337)

December 31, 2011:
March 30, 2012	$25,000	4.71%	2.19%	$(159)
December 15, 2012	25,000	5.57	2.80	(648)
	$50,000	5.14	2.50	$(807)

Customer Interest Rate Swap Agreements. First Bank offers interest rate swap agreements to certain customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each interest rate swap agreement between First Bank and its customers is offset by an interest rate swap agreement between First Bank and various counterparties. These interest rate swap agreements do not qualify for hedge accounting treatment. Changes in the fair value are recognized in noninterest income on a monthly basis. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income (loss). The notional amount of these interest rate swap agreement contracts at June 30, 2012 and December 31, 2011 was $14.4 million and $47.2 million, respectively.

Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in September 2012. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $3.1 million and $1.4 million at June 30, 2012 and December 31, 2011, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in the consolidated balance sheets, was an unrealized loss of $1.2 million and $729,000 at June 30, 2012 and December 31, 2011, respectively. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.

The following table summarizes derivative instruments held by the Company, their estimated fair values and their location in the consolidated balance sheets at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Balance Sheet	Fair Value	Balance Sheet	Fair Value
	Location	Gain (Loss)	Location	Gain (Loss)
	(dollars expressed in thousands)
Derivative Instruments Not Designated as Hedging
Instruments Under ASC Topic 815:

Customer interest rate swap agreements	Other assets	$142	Other assets	$370
Interest rate lock commitments	Other assets	3,090	Other assets	1,381
Forward commitments to sell mortgage-backed securities	Other assets	(1,157)	Other assets	(729)
Total derivatives in other assets		$2,075		$1,022

Interest rate swap agreements	Other liabilities	$(337)	Other liabilities	$(807)
Customer interest rate swap agreements	Other liabilities	(142)	Other liabilities	(307)
Total derivatives in other liabilities		$(479)		$(1,114)

The following table summarizes amounts included in the consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 related to non-hedging derivative instruments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars expressed in thousands)
Derivative Instruments Not Designated as Hedging Instruments
Under ASC Topic 815:

Interest rate swap agreements – subordinated debentures:
Net loss on derivative instruments	$(2)	(165)	(41)	(221)

Customer interest rate swap agreements:
Net loss on derivative instruments	—	—	3	—

Interest rate lock commitments:
Gain on loans sold and held for sale	1,582	106	1,709	410

Forward commitments to sell mortgage-backed securities:
Gain on loans sold and held for sale	(1,200)	8	(428)	(1,634)

NOTE 8 – NOTES PAYABLE AND OTHER BORROWINGS

Notes Payable. On March 24, 2011, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement (the Credit Agreement) with Investors of America Limited Partnership (Investors of America, LP), as further described in Note 16 to the consolidated financial statements. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of December 31, 2012 and an interest rate of LIBOR plus 300 basis points, is intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses. There were no balances outstanding with respect to the Credit Agreement as of and for the six months ended June 30, 2012 or since its inception.

Other Borrowings. Other borrowings were comprised solely of daily securities sold under agreement to repurchase of $37.8 million and $50.9 million at June 30, 2012 and December 31, 2011, respectively.

NOTE 9 – SUBORDINATED DEBENTURES

The Company has formed or assumed various affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. The Company owns all of the common securities of the Trusts. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate junior subordinated debentures from the Company. The junior subordinated debentures are the sole asset of the Trusts. In connection with the issuance of the trust preferred securities, the Company made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts under the trust preferred securities. The Company’s distributions accrued on the junior subordinated debentures were $3.7 million and $7.3 million for the three and six months ended June 30, 2012, respectively, and $3.3 million and $6.6 million for the comparable periods in 2011, and are included in interest expense in the consolidated statements of operations. Deferred issuance costs associated with the Company’s junior subordinated debentures are included as a reduction of junior subordinated debentures in the consolidated balance sheets and are amortized on a straight-line basis to the maturity date of the respective junior subordinated debentures. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in the Company’s capital base, as further discussed in Note 11 to the consolidated financial statements.

A summary of the junior subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at June 30, 2012 and December 31, 2011 were as follows:

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

In August 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated debentures and the related trust indentures allow the Company to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. Such payment default or penalty would likely have a material adverse effect on the Company’s business, financial condition or results of operations. The Company has deferred such payments for 12 quarterly periods as of June 30, 2012. During the deferral period, the respective trusts will suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Company has deferred $37.4 million and $31.0 million of its regularly scheduled interest payments as of June 30, 2012 and December 31, 2011, respectively. In addition, the Company has accrued additional interest expense of $2.8 million and $1.9 million as of June 30, 2012 and December 31, 2011, respectively, on the regularly scheduled deferred interest payments based on the interest rate in effect for each junior subordinated note issuance in accordance with the respective terms of the underlying agreements.

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

On December 31, 2008, the Company issued 295,400 shares of Class C Preferred Stock and 14,770 shares of Class D Preferred Stock to the U.S. Treasury in conjunction with the U.S. Treasury’s Troubled Asset Relief Program’s Capital Purchase Program (CPP). The Class C Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class C Preferred Stock have no voting rights except in certain limited circumstances. The Class C Preferred Stock carries an annual dividend rate equal to 5% for the first five years and the annual dividend rate increases to 9% per annum on and after February 15, 2014, payable quarterly in arrears beginning February 15, 2009. The Class D Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class D Preferred Stock have no voting rights except in certain limited circumstances. The Class D Preferred Stock carries an annual dividend rate equal to 9%, payable quarterly in arrears beginning February 15, 2009. The Class C Preferred Stock and the Class D Preferred Stock qualify as Tier 1 capital. Effective February 17, 2009, the Class C Preferred Stock and the Class D Preferred Stock may be redeemed at any time without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the Company’s primary regulatory agency. The Class D Preferred Stock may not be redeemed until all of the outstanding shares of the Class C Preferred Stock have been redeemed. In addition, the U.S. Treasury has certain supervisory and oversight duties and responsibilities under the CPP and, pursuant to the terms of the agreement governing the issuance of the Class C Preferred Stock and the Class D Preferred Stock to the U.S. Treasury (Purchase Agreement), the U.S. Treasury is empowered to unilaterally amend any provision of the Purchase Agreement with the Company to the extent required to comply with any changes in applicable federal statutes. As a result of the Company’s deferral of dividends to the U.S. Treasury for an aggregate of six quarters, the U.S. Treasury had the right to elect two directors to the Company’s Board. On July 13, 2011, the U.S. Treasury elected two members to the Company’s Board of Directors.

The Company allocated the total proceeds received under the CPP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million is being accreted to retained earnings on a level-yield basis over five years. Accretion of the discount on the Class C Preferred Stock was $883,000 and $1.8 million for the three and six months ended June 30, 2012, respectively, compared to $864,000 and $1.7 million for the comparable periods in 2011.

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

On August 10, 2009, the Company began suspending the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009. The Company has deferred such payments for 12 quarterly periods as of June 30, 2012. The Company has declared and deferred $48.3 million and $40.2 million of its regularly scheduled dividend payments on its Class C Preferred Stock and Class D Preferred Stock, and has declared and accrued an additional $4.1 million and $2.8 million of cumulative dividends on such deferred dividend payments at June 30, 2012 and December 31, 2011, respectively.

On June 30, 2012, the Company reclassified certain of its available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $729.1 million, in aggregate, as further described in Note 3 to the consolidated financial statements. The gross unrealized gain on these available-for-sale investment securities at the time of transfer was $11.7 million. The unrealized gain included as a component of accumulated other comprehensive income was $7.6 million at June 30, 2012, net of tax of $4.1 million. The fair value adjustment at the time of transfer of $11.7 million was recorded as additional premium on the investment securities, and will be amortized as an adjustment to interest income on investment securities over the remaining lives of the respective securities. The amortization of the unrealized gain reported in stockholders’ equity will also be amortized as an adjustment to interest income on investment securities over the remaining lives of the respective securities. Consequently, the combined amortization of the additional premium and the unrealized gain will have no net impact on interest income on investment securities.

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

The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at June 30, 2012 and December 31, 2011. The Company must maintain minimum total regulatory, Tier 1 regulatory and Tier 1 leverage ratios as set forth in the table below in order to meet the minimum capital adequacy standards.

First Bank was categorized as well capitalized at June 30, 2012 and December 31, 2011 under the prompt corrective action provisions of the regulatory capital standards. First Bank must maintain minimum total regulatory, Tier 1 regulatory and Tier 1 leverage ratios as set forth in the table below in order to be categorized as well capitalized. In addition, First Bank is currently required to maintain its Tier 1 capital to total assets ratio at no less than 7.00% in accordance with the provisions of its informal agreement entered into with the MDOF, as further described in Note 1 to the consolidated financial statements. First Bank’s Tier 1 capital to total assets ratio of 8.79% and 8.37% at June 30, 2012 and December 31, 2011, respectively, exceeded the 7.00% minimum level required under the terms of the informal agreement with the MDOF.

As further described in Note 1 to the consolidated financial statements, on August 10, 2009, the Company announced the adoption of its Capital Plan, in order to, among other things, preserve the Company’s regulatory capital levels. The successful completion of all or any portion of the Capital Plan is not assured, and no assurance can be made that the Capital Plan will not be materially modified in the future. If the Company is not able to complete substantially all of the Capital Plan, its regulatory capital ratios may be materially and adversely affected and its ability to withstand continued adverse economic conditions could be threatened.

At June 30, 2012 and December 31, 2011, the Company and First Bank’s required and actual capital ratios were as follows:

						To be Well
						Capitalized
						Under
						Prompt
	Actual				For Capital	Corrective
	June 30, 2012		December 31, 2011		Adequacy	Action
	Amount	Ratio	Amount	Ratio	Purposes	Provisions
	(dollars expressed in thousands)
Total capital (to risk-weighted assets):
First Banks, Inc.	$87,400	2.33%	$73,830	1.88%	8.0%	N/A
First Bank	608,776	16.20	588,860	14.98	8.0	10.0%

Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	43,700	1.16	36,915	0.94	4.0	N/A
First Bank	560,859	14.92	538,592	13.70	4.0	6.0

Tier 1 capital (to average assets):
First Banks, Inc.	43,700	0.68	36,915	0.56	4.0	N/A
First Bank	560,859	8.71	538,592	8.19	4.0	5.0

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

Impaired loans. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans are considered impaired when, in the judgment of management based on current information and events, it is probable that payment of all amounts due under the contractual terms of the loan agreement will not be collected. Acquired impaired loans are classified as nonaccrual loans and are initially measured at fair value with no allocated allowance for loan losses. An allowance for loan losses is recorded to the extent there is further credit deterioration subsequent to acquisition date. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Once a loan is identified as impaired, management measures the impairment in accordance with ASC Topic 310-10-35, “Receivables.” Impairment is measured by reference to an observable market price, if one exists, the expected future cash flows of an impaired loan discounted at the loan’s effective interest rate, or the fair value of the collateral for a collateral-dependent loan. In most cases, the Company measures fair value based on the value of the collateral securing the loan. Collateral may be in the form of real estate or personal property, including equipment and inventory. The vast majority of the collateral is real estate. The value of the collateral is determined based on third party appraisals as well as internal estimates. These measurements are classified as nonrecurring Level 3.

Other real estate and repossessed assets. Certain other real estate and repossessed assets, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the estimated fair value of the other real estate. The fair value of other real estate, upon initial recognition, is estimated using Level 3 inputs based on third-party appraisals, and where applicable, discounted based on management’s judgment taking into account current market conditions, distressed or forced sale price comparisons and other factors in effect at the time of valuation. The Company classifies other real estate and repossessed assets subjected to nonrecurring fair value adjustments as Level 3.

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

Servicing rights. The valuation of Mortgage and SBA servicing rights is performed by an independent third party. The valuation models estimate the present value of estimated future net servicing income, using market-based discount rate assumptions, and utilize assumptions based on the predominant risk characteristics of the underlying loans, including principal balance, interest rate, weighted average life, and certain unobservable inputs, including cost to service, estimated prepayment speeds rate and default rates. Changes in the fair value of servicing rights occur primarily due to the realization of expected cash flows, as well as changes in valuation inputs and assumptions. Significant increases (decreases) in any of the unobservable inputs would result in a significantly lower (higher) fair value of the servicing rights. The Company classifies its servicing rights as Level 3.

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

Items Measured on a Recurring Basis. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
June 30, 2012:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	395,669	—	395,669
Residential mortgage-backed	—	1,512,958	—	1,512,958
Commercial mortgage-backed	—	920	—	920
State and political subdivisions	—	4,973	—	4,973
Corporate notes	—	184,348	—	184,348
Equity investments	1,029	—	—	1,029
Mortgage loans held for sale	—	46,289	—	46,289
Derivative instruments:
Customer interest rate swap agreements	—	142	—	142
Interest rate lock commitments	—	3,090	—	3,090
Forward commitments to sell mortgage-backed securities	—	(1,157)	—	(1,157)
Servicing rights	—	—	15,182	15,182
Total	$1,029	2,147,232	15,182	2,163,443

Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	337	—	337
Customer interest rate swap agreements	—	142	—	142
Nonqualified deferred compensation plan	6,024	—	—	6,024
Total	$6,024	479	—	6,503

December 31, 2011:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	341,817	—	341,817
Residential mortgage-backed	—	1,924,920	—	1,924,920
Commercial mortgage-backed	—	910	—	910
State and political subdivisions	—	5,410	—	5,410
Corporate notes	—	183,813	—	183,813
Equity investments	1,017	—	—	1,017
Mortgage loans held for sale	—	31,111	—	31,111
Derivative instruments:
Customer interest rate swap agreements	—	370	—	370
Interest rate lock commitments	—	1,381	—	1,381
Forward commitments to sell mortgage-backed securities	—	(729)	—	(729)
Servicing rights	—	—	15,380	15,380
Total	$1,017	2,489,003	15,380	2,505,400

Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	807	—	807
Customer interest rate swap agreements	—	307	—	307
Nonqualified deferred compensation plan	6,531	—	—	6,531
Total	$6,531	1,114	—	7,645

There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three and six months ended June 30, 2012 and 2011.

The following table presents the changes in Level 3 assets measured on a recurring basis for the three and six months ended June 30, 2012 and 2011:

	Servicing Rights
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars expressed in thousands)
Balance, beginning of period	$15,969	20,211	15,380	19,582
Total gains or losses (realized/unrealized):
Included in earnings (1)	(1,981)	(1,880)	(2,191)	(2,369)
Included in other comprehensive income	—	—	—	—
Issuances	1,194	495	1,993	1,613
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$15,182	18,826	15,182	18,826
____________________

(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of operations.

Items Measured on a Nonrecurring Basis. From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
June 30, 2012:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	31,127	31,127
Real estate construction and development	—	—	56,966	56,966
Real estate mortgage:
Bank portfolio	—	—	11,323	11,323
Mortgage Division portfolio	—	—	87,942	87,942
Home equity portfolio	—	—	5,534	5,534
Multi-family residential	—	—	7,907	7,907
Commercial real estate	—	—	41,487	41,487
Consumer and installment	—	—	18	18
Other real estate and repossessed assets	—	—	109,026	109,026
Total	$—	—	351,330	351,330

December 31, 2011:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	54,129	54,129
Real estate construction and development	—	—	79,826	79,826
Real estate mortgage:
Bank portfolio	—	—	13,894	13,894
Mortgage Division portfolio	—	—	84,083	84,083
Home equity portfolio	—	—	5,552	5,552
Multi-family residential	—	—	10,806	10,806
Commercial real estate	—	—	67,756	67,756
Consumer and installment	—	—	18	18
Other real estate and repossessed assets	—	—	129,896	129,896
Total	$—	—	445,960	445,960

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

Other real estate and repossessed assets measured at fair value upon initial recognition totaled $12.9 million and $36.5 million for the six months ended June 30, 2012 and 2011, respectively. In addition to other real estate and repossessed assets measured at fair value upon initial recognition, the Company recorded write-downs to the balance of other real estate and repossessed assets of $4.1 million and $6.3 million to noninterest expense for the three and six months ended June 30, 2012, respectively, compared to $4.2 million and $6.8 million for the comparable periods in 2011. Other real estate and repossessed assets were $109.0 million at June 30, 2012, compared to $129.9 million at December 31, 2011.

Fair Value of Financial Instruments. The fair value of financial instruments is management’s estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including deferred income tax assets, bank premises and equipment and goodwill and other intangible assets. Furthermore, the income taxes that would be incurred if the Company were to realize any of the unrealized gains or unrealized losses indicated between the estimated fair values and corresponding carrying values could have a significant effect on the fair value estimates and have not been considered in any of the estimates.

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

FRB and FHLB stock. The carrying values reported in the consolidated balance sheets for FRB and FHLB stock represent redemption value and approximate fair value.

Assets of discontinued operations. The carrying values reported in the consolidated balance sheets for assets of discontinued operations approximate fair value. The Company classifies its assets of discontinued operations as Level 2.

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

Other borrowings and accrued interest payable. The carrying values reported in the consolidated balance sheets for variable rate borrowings approximate fair value. The fair value of fixed rate borrowings is based on quoted market prices where available. If quoted market prices are not available, the fair value is based on discounting contractual maturities using an estimate of current market rates for similar instruments. The Company classifies its other borrowings, comprised of securities sold under agreement to repurchase, as Level 1. The carrying values reported in the consolidated balance sheets for accrued interest payable approximate fair value.

Subordinated debentures. The fair value of subordinated debentures is based on quoted market prices of comparable instruments. The Company classifies its subordinated debentures as Level 3.

Liabilities of discontinued operations. The fair value of liabilities of discontinued operations reflects the negotiated purchase price at which the liabilities could be exchanged in a transaction between willing parties, as further described in Note 2 to the consolidated financial statements. The Company classifies its liabilities of discontinued operations as Level 2.

Off-Balance Sheet Financial Instruments. The fair value of commitments to extend credit, standby letters of credit and financial guarantees is based on estimated probable credit losses. The Company classifies its off-balance sheet financial instruments as Level 3.

The estimated fair value of the Company’s financial instruments at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012					December 31, 2011
		Estimated Fair Value
	Carrying					Carrying	Estimated
	Value	Level 1	Level 2	Level 3	Total	Value	Fair Value
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$321,707	321,707	—	—	321,707	472,011	472,011
Investment securities:
Available for sale	2,099,897	1,029	2,098,868	—	2,099,897	2,457,887	2,457,887
Held to maturity	741,727	—	741,973	—	741,973	12,817	13,424
Loans held for portfolio	2,864,929	—	—	2,564,786	2,564,786	3,115,130	2,811,538
Loans held for sale	46,289	—	46,289	—	46,289	31,111	31,111
FRB and FHLB stock	26,115	26,115	—	—	26,115	27,078	27,078
Derivative instruments	2,075	—	2,075	—	2,075	1,022	1,022
Accrued interest receivable	19,512	19,512	—	—	19,512	21,050	21,050
Assets of discontinued operations	20,501	—	20,501	—	20,501	21,009	21,009

Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,287,222	1,287,222	—	—	1,287,222	1,209,759	1,209,759
Interest-bearing demand	907,381	907,381	—	—	907,381	884,168	884,168
Savings and money market	1,854,808	1,854,808	—	—	1,854,808	1,893,560	1,893,560
Time deposits	1,341,852	—	—	1,343,387	1,343,387	1,464,343	1,467,548
Other borrowings	37,814	37,814	—	—	37,814	50,910	50,910
Derivative instruments	479	—	479	—	479	1,114	1,114
Accrued interest payable	41,289	41,289	—	—	41,289	34,285	34,285
Subordinated debentures	354,095	—	—	231,425	231,425	354,057	204,502
Liabilities of discontinued operations	339,924	—	333,314	—	333,314	346,282	339,527

Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby
letters of credit and financial
guarantees	$(2,779)	—	—	(2,779)	(2,779)	(2,785)	(2,785)

NOTE 13 – INCOME TAXES

The realization of the Company’s net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies. The Company has a full valuation allowance against its net deferred tax assets at June 30, 2012 and December 31, 2011. The deferred tax asset valuation allowance was recorded in accordance with ASC Topic 740, “Income Taxes.” Under ASC Topic 740, the Company is required to assess whether it is “more likely than not” that some portion or all of its deferred tax assets will not be realized. Pursuant to ASC Topic 740, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years. If, in the future, the Company generates taxable income on a sustained basis, management may conclude the deferred tax asset valuation allowance is no longer required, which would result in the reversal of a portion or all of the deferred tax asset valuation allowance, which would be reflected as a benefit for income taxes in the consolidated statements of operations.

A summary of the Company’s deferred tax assets and deferred tax liabilities at June 30, 2012 and December 31, 2011 is as follows:

	June 30,	December 31,
	2012	2011
	(dollars expressed in thousands)
Gross deferred tax assets	$410,513	412,155
Valuation allowance	(390,138)	(393,034)
Deferred tax assets, net of valuation allowance	20,375	19,121
Deferred tax liabilities	27,515	26,261
Net deferred tax liabilities	$(7,140)	(7,140)

The Company’s valuation allowance was $390.1 million and $393.0 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $551.3 million and $539.2 million, respectively. At June 30, 2012 and December 31, 2011, for state income tax purposes, the Company had net operating loss carryforwards of approximately $718.4 million and $702.8 million, respectively, and a related deferred tax asset of $61.7 million and $58.3 million, respectively.

At June 30, 2012 and December 31, 2011, the Company’s unrecognized tax benefits for uncertain tax positions, excluding interest and penalties, were $1.4 million and $1.2 million, respectively. At June 30, 2012 and December 31, 2011, the total amount of unrecognized tax benefits that would affect the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, was $901,000 and $784,000, respectively. It is the Company’s policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At June 30, 2012 and December 31, 2011, interest accrued for unrecognized tax positions was $172,000 and $136,000, respectively. The Company recorded interest expense of $20,000 and $36,000 related to unrecognized tax benefits for the three and six months ended June 30, 2012, respectively, compared to $21,000 and $38,000 for the comparable periods in 2011. There were no penalties for uncertain tax positions accrued at June 30, 2012 and December 31, 2011, nor did the Company recognize any expense for penalties during the three and six months ended June 30, 2012 and 2011.

The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits as of June 30, 2012 could decrease by approximately $271,000 by December 31, 2012 as a result of the lapse of statutes of limitations or potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, is estimated to be approximately $176,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.

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

NOTE 14 – EARNINGS (LOSS) PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings (loss) per share (EPS) for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars in thousands, except share and per share data)
Basic:
Net income (loss) from continuing operations attributable to First Banks, Inc.	$9,974	(14,343)	19,410	(17,286)
Preferred stock dividends declared and undeclared	(4,690)	(4,447)	(9,317)	(8,835)
Accretion of discount on preferred stock	(883)	(864)	(1,767)	(1,719)
Net income (loss) from continuing operations attributable to common
stockholders	4,401	(19,654)	8,326	(27,840)
Net loss from discontinued operations attributable to common
stockholders	(2,466)	(2,706)	(5,004)	(5,911)
Net income (loss) available to First Banks, Inc. common stockholders	$1,935	(22,360)	3,322	(33,751)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661

Basic earnings (loss) per common share – continuing operations	$186.00	(830.64)	351.90	(1,176.59)
Basic loss per common share – discontinued operations	$(104.22)	(114.36)	(211.49)	(249.82)
Basic earnings (loss) per common share	$81.78	(945.00)	140.41	(1,426.41)

Diluted:
Net income (loss) from continuing operations attributable to common
stockholders	$4,401	(19,654)	8,326	(27,840)
Net loss from discontinued operations attributable to common
stockholders	(2,466)	(2,706)	(5,004)	(5,911)
Net income (loss) available to First Banks, Inc. common stockholders	1,935	(22,360)	3,322	(33,751)
Effect of dilutive securities:
Class A convertible preferred stock	—	—	—	—
Diluted income (loss) available to First Banks, Inc. common stockholders	$1,935	(22,360)	3,322	(33,751)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661
Effect of dilutive securities:
Class A convertible preferred stock	—	—	—	—

Weighted average diluted shares of common stock outstanding	23,661	23,661	23,661	23,661

Diluted earnings (loss) per common share – continuing operations	$186.00	(830.64)	351.90	(1,176.59)
Diluted loss per common share – discontinued operations	$(104.22)	(114.36)	(211.49)	(249.82)
Diluted earnings (loss) per common share	$81.78	(945.00)	140.41	(1,426.41)

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

The business segment results are consistent with the Company’s internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. The business segment results are summarized as follows:

			Corporate, Other and
			Intercompany
	First Bank		Reclassifications		Consolidated Totals
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011
	(dollars expressed in thousands)
Balance sheet information:
Investment securities	$2,841,624	2,470,704	—	—	2,841,624	2,470,704
Loans, net of net deferred loan fees	3,031,445	3,283,951	—	—	3,031,445	3,283,951
FRB and FHLB stock	26,115	27,078	—	—	26,115	27,078
Goodwill and other intangible assets	121,967	121,967	—	—	121,967	121,967
Assets of discontinued operations	20,501	21,009	—	—	20,501	21,009
Total assets	6,552,622	6,593,515	13,542	15,398	6,566,164	6,608,913
Deposits	5,394,874	5,454,664	(3,611)	(2,834)	5,391,263	5,451,830
Other borrowings	37,814	50,910	—	—	37,814	50,910
Subordinated debentures	—	—	354,095	354,057	354,095	354,057
Liabilities of discontinued operations	339,924	346,282	—	—	339,924	346,282
Stockholders’ equity	720,710	680,625	(434,577)	(416,954)	286,133	263,671

			Corporate, Other and
			Intercompany
	First Bank		Reclassifications		Consolidated Totals
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
	(dollars expressed in thousands)
Income statement information:
Interest income	$51,608	58,990	—	3	51,608	58,993
Interest expense	3,804	7,943	3,681	3,364	7,485	11,307
Net interest income (loss)	47,804	51,047	(3,681)	(3,361)	44,123	47,686
Provision for loan losses	—	23,000	—	—	—	23,000
Net interest income (loss) after provision for
loan losses	47,804	28,047	(3,681)	(3,361)	44,123	24,686
Noninterest income	15,579	15,033	109	(65)	15,688	14,968
Amortization of intangible assets	—	783	—	—	—	783
Other noninterest expense	49,733	54,485	368	(416)	50,101	54,069
Income (loss) from continuing operations before
(benefit) provision for income taxes	13,650	(12,188)	(3,940)	(3,010)	9,710	(15,198)
(Benefit) provision for income taxes	(351)	17	472	55	121	72
Net income (loss) from continuing operations, net
of tax	14,001	(12,205)	(4,412)	(3,065)	9,589	(15,270)
Loss from discontinued operations, net of tax	(2,466)	(2,706)	—	—	(2,466)	(2,706)
Net income (loss)	11,535	(14,911)	(4,412)	(3,065)	7,123	(17,976)
Net loss attributable to noncontrolling interest in
subsidiary	(385)	(927)	—	—	(385)	(927)
Net income (loss) attributable to First Banks, Inc.	$11,920	(13,984)	(4,412)	(3,065)	7,508	(17,049)

			Corporate, Other and
			Intercompany
	First Bank		Reclassifications		Consolidated Totals
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
	(dollars expressed in thousands)
Income statement information:
Interest income	$103,924	121,104	21	54	103,945	121,158
Interest expense	8,138	17,151	7,364	6,663	15,502	23,814
Net interest income (loss)	95,786	103,953	(7,343)	(6,609)	88,443	97,344
Provision for loan losses	2,000	33,000	—	—	2,000	33,000
Net interest income (loss) after provision for
loan losses	93,786	70,953	(7,343)	(6,609)	86,443	64,344
Noninterest income	32,398	28,896	181	(19)	32,579	28,877
Amortization of intangible assets	—	1,566	—	—	—	1,566
Other noninterest expense	99,132	110,101	709	(422)	99,841	109,679
Income (loss) from continuing operations before
(benefit) provision for income taxes	27,052	(11,818)	(7,871)	(6,206)	19,181	(18,024)
(Benefit) provision for income taxes	(219)	160	435	(36)	216	124
Net income (loss) from continuing operations, net
of tax	27,271	(11,978)	(8,306)	(6,170)	18,965	(18,148)
Loss from discontinued operations, net of tax	(5,004)	(5,911)	—	—	(5,004)	(5,911)
Net income (loss)	22,267	(17,889)	(8,306)	(6,170)	13,961	(24,059)
Net loss attributable to noncontrolling interest in
subsidiary	(445)	(862)	—	—	(445)	(862)
Net income (loss) attributable to First Banks, Inc.	$22,712	(17,027)	(8,306)	(6,170)	14,406	(23,197)

NOTE 16 – TRANSACTIONS WITH RELATED PARTIES

First Services, L.P. First Services, L.P. (First Services), a limited partnership indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, provides information technology, item processing and various related services to the Company and First Bank. Fees paid under agreements with First Services were $5.5 million and $11.2 million for the three and six months ended June 30, 2012, respectively, and $6.2 million and $12.4 million for the comparable periods in 2011. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of such equipment of $351,000 and $701,000 during the three and six months ended June 30, 2012, respectively, and $520,000 and $1.0 million for the comparable periods in 2011. In addition, First Services paid $462,000 and $924,000 for the three and six months ended June 30, 2012 and 2011, respectively, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.

First Services entered into an Affiliate Services Agreement with the Company and First Bank effective January 2009. The Affiliate Services Agreement relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, insurance services and vendor payment processing services. Fees accrued under the Affiliate Services Agreement by First Services were $44,000 and $89,000 for the three and six months ended June 30, 2012, respectively, and $39,000 and $78,000 for the comparable periods in 2011.

First Brokerage America, L.L.C. First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, received $1.2 million and $2.4 million for the three and six months ended June 30, 2012, respectively, and $1.3 million and $2.9 million for the comparable periods in 2011, in gross commissions paid by unaffiliated third-party companies. The commissions received primarily resulted from sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid $130,000 and $225,000 for the three and six months ended June 30, 2012, respectively, and $147,000 and $295,000 for the comparable periods in 2011, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.

Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of the Company’s Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $120,000 and $244,000 for the three and six months ended June 30, 2012, respectively, and $119,000 and $237,000 for the comparable periods in 2011.

First Capital America, Inc. / FB Holdings, LLC. The Company formed FB Holdings, a limited liability company organized in the state of Missouri, in May 2008. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $133.3 million and FCA contributed cash of $125.0 million to FB Holdings during 2008. As a result, First Bank owned 53.23% and FCA owned the remaining 46.77% of FB Holdings as of June 30, 2012. The contribution of cash by FCA is reflected as a component of stockholders’ equity in the consolidated balance sheets and, consequently, increased the Company’s and First Bank’s regulatory capital ratios under then-existing regulatory guidelines, subject to certain limitations.

FB Holdings receives various services provided by First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the agreement by FB Holdings to First Bank were $36,000 and $78,000 for the three and six months ended June 30, 2012, respectively, and $54,000 and $108,000 for the comparable periods in 2011.

Investors of America Limited Partnership. On March 24, 2011, the Company entered into a Credit Agreement with Investors of America, LP, as further described in Note 8 to the consolidated financial statements. Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of the Company’s Chairman and members of his immediate family. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of December 31, 2012 and an interest rate of LIBOR plus 300 basis points, is intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses. There were no balances outstanding with respect to the Credit Agreement as of and for the three months ended June 30, 2012 or since its inception.

Loans to Directors and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of the Company were $20.8 million and $20.7 million at June 30, 2012 and December 31, 2011, respectively. First Bank does not extend credit to its officers or to officers of the Company, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors that Could Affect Future Results

The discussion set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning or future or conditional terms such as: “will,” “would,” “should,” “could,” “may,” “likely,” “probably,” or “possibly.” Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition and earnings including the ability of the Company to remain profitable, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to, the following factors whose order is not indicative of likelihood or significance of impact:

➢	Our ability to raise sufficient capital, absent the successful completion of all or a significant portion of our Capital Plan, as further discussed under “—Recent Developments and Other Matters – Capital Plan;”
➢	Our ability to maintain capital at levels necessary or desirable to support our operations;
➢	The risks associated with implementing our business strategy, including our ability to preserve and access sufficient capital to continue to execute our strategy;
➢	The increased cost of maintaining or our ability to maintain adequate liquidity and capital, based on the requirements adopted and proposed by the Basel Committee on Banking Supervision and U.S. regulators;
➢	Regulatory actions that impact First Banks, Inc. and First Bank, including the regulatory agreements entered into among First Banks, Inc., First Bank, the Federal Reserve Bank of St. Louis and the State of Missouri Division of Finance, as further discussed under “—Recent Developments and Other Matters – Regulatory Agreements;”
➢	Our ability to comply with the terms of an agreement with our regulators pursuant to which we have agreed to take certain corrective actions to improve our financial condition and results of operations;
➢	The effects of and changes in trade and monetary and fiscal policies and laws, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board of Governors and the U.S. Treasury’s Capital Purchase Program and Troubled Asset Relief Program authorized by the Emergency Economic Stabilization Act of 2008;
➢	The risks associated with the high concentration of commercial real estate loans in our loan portfolio;
➢	The decline in commercial and residential real estate sales volume and the likely potential for continuing lack of liquidity in the real estate markets;
➢	The uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing lack of liquidity in the real estate markets;
➢	Negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on our business and on the businesses of our customers as well as other banks and lending institutions with which we have commercial relationships;
➢	The sufficiency of our allowance for loan losses to absorb the amount of actual losses inherent in our existing loan portfolio;
➢	The accuracy of assumptions underlying the establishment of our allowance for loan losses and the estimation of values of collateral or cash flow projections and the potential resulting impact on the carrying value of various financial assets and liabilities;
➢	Credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio including certain large individual loans;
➢	Possible changes in the creditworthiness of customers and the possible impairment of collectability of loans;
➢	Liquidity risks;
➢	Inaccessibility of funding sources on the same or similar terms on which we have historically relied if we are unable to maintain sufficient capital ratios;
➢	The ability to successfully acquire low cost deposits or alternative funding;
➢	The effects of increased Federal Deposit Insurance Corporation deposit insurance assessments;
➢	Changes in consumer spending, borrowings and savings habits;
➢	The ability of First Bank to pay dividends to its parent holding company;
➢	Our ability to pay cash dividends on our preferred stock and interest on our junior subordinated debentures;
➢	High unemployment and the resulting impact on our customers’ savings rates and their ability to service debt obligations;
➢	Possible changes in interest rates may increase our funding costs and reduce earning asset yields, thus reducing our margins;
➢	The impact of possible future goodwill and other material impairment charges;
➢	The ability to attract and retain senior management experienced in the banking and financial services industry;
➢	Changes in the economic environment, competition, or other factors that may influence loan demand, deposit flows, the quality of our loan portfolio and loan and deposit pricing;
➢	The impact on our financial condition of unknown and/or unforeseen liabilities arising from legal or administrative proceedings;

➢	The threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism;
➢	Possible changes in general economic and business conditions in the United States in general and particularly in the communities and market segments we serve;
➢	Volatility and disruption in national and international financial markets;
➢	Government intervention in the U.S. financial system;
➢	The impact of laws and regulations applicable to us and changes therein;
➢	The impact of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;
➢	The impact of litigation generally and specifically arising out of our efforts to collect outstanding customer loans;
➢	Competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us;
➢	Our ability to control the composition and growth of our loan portfolio without adversely affecting interest income and risk underwriting;
➢	The geographic dispersion of our offices;
➢	The impact our hedging activities may have on our operating results;
➢	The highly regulated environment in which we operate; and
➢	Our ability to respond to changes in technology or an interruption or breach in security of our information systems.

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

OVERVIEW

We, or the Company, are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; FB Holdings, LLC, or FB Holdings; Small Business Loan Source LLC, or SBLS LLC; ILSIS, Inc.; FBIN, Inc.; SBRHC, Inc.; HVIIHC, Inc.; FBSA Missouri, Inc.; FBSA California, Inc.; NT Resolution Corporation; and LC Resolution Corporation. First Bank’s subsidiaries are wholly owned at June 30, 2012 except for FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, as further described in Note 16 to our consolidated financial statements.

First Bank currently operates 146 branch banking offices in California, Florida, Illinois and Missouri. At June 30, 2012, we had assets of $6.57 billion, loans, net of net deferred loan fees, of $3.03 billion, deposits of $5.39 billion and stockholders’ equity of $286.1 million.

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

RECENT DEVELOPMENTS AND OTHER MATTERS

Capital Plan. We have been working since the beginning of 2008 to strengthen our capital ratios and improve our financial performance. Additionally, on August 10, 2009, we announced the adoption of our Capital Optimization Plan, or Capital Plan, designed to improve our capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. We adopted our Capital Plan in order to, among other things, preserve our regulatory capital. We have completed, or are in the process of completing, a number of initiatives associated with our Capital Plan. A summary of the primary initiatives completed as of June 30, 2012 with respect to our Capital Plan is as follows:

				Total
		Decrease in	Decrease in	Regulatory
	Gain (Loss)	Intangible	Risk-Weighted	Capital
	on Sale	Assets	Assets	Benefit (1)
	(dollars expressed in thousands)
Reduction in Other Risk-Weighted Assets	$—	—	173,400	15,200
Total 2012 Capital Initiatives	$—	—	173,400	15,200

Sale of Remaining Northern Illinois Region	$425	1,558	33,800	4,900
Sale of Edwardsville Branch	263	500	1,400	900
Reduction in Other Risk-Weighted Assets	—	—	877,900	76,800
Total 2011 Capital Initiatives	$688	2,058	913,100	82,600

Partial Sale of Northern Illinois Region	$6,355	9,683	141,800	28,500
Sale of Texas Region	4,984	19,962	116,300	35,100
Sale of MVP	(156)	—	800	(100)
Sale of Chicago Region	8,414	26,273	342,600	64,700
Sale of Lawrenceville Branch	168	1,000	11,400	2,200
Reduction in Other Risk-Weighted Assets	—	—	2,111,400	184,700
Total 2010 Capital Initiatives	$19,765	56,918	2,724,300	315,100

Sale of WIUS loans	$(13,077)	19,982	146,700	19,700
Sale of restaurant franchise loans	(1,149)	—	64,400	4,500
Sale of asset-based lending loans	(6,147)	—	119,300	4,300
Sale of Springfield Branch	309	1,000	900	1,400
Sale of ANB	120	13,013	1,300	13,200
Reduction in Other Risk-Weighted Assets	—	—	1,580,400	138,300
Total 2009 Capital Initiatives	$(19,944)	33,995	1,913,000	181,400

Total Completed Capital Initiatives	$509	92,971	5,723,800	594,300
____________________

(1)	Calculated as the sum of the gain (loss) on sale plus the reduction in intangible assets plus 8.75% of the reduction in risk-weighted assets.

On January 25, 2012, we entered into a Branch Purchase and Assumption Agreement to sell certain assets and transfer certain liabilities of our Florida franchise, or Florida Region, to an unaffiliated financial institution. Under the terms of the agreement, the unaffiliated financial institution was to assume approximately $345.3 million of deposits associated with our 19 Florida retail branches for a premium of approximately 2.3%. The unaffiliated financial institution was also expected to purchase premises and equipment and assume the leases associated with our Florida Region at a discount of $1.2 million. We terminated this agreement on April 4, 2012 when the potential buyer failed to meet certain conditions of the agreement and, consequently, First Bank received an escrow deposit from the potential buyer upon the termination of the agreement that was more than sufficient to offset First Bank’s expenses associated with the proposed transaction. We continue to apply discontinued operations accounting to the assets and liabilities and related operations of our Florida Region as of and for the quarter ended June 30, 2012 while we consider our options with respect to the Florida Region.

See Note 2 to our consolidated financial statements for a discussion of initiatives associated with our Capital Plan that were completed, or are in the process of completion, during the six months ended June 30, 2012 and 2011.

In addition to the action items identified above with respect to our Capital Plan, we are also focused on the following actions which, if consummated, would further improve our regulatory capital ratios and/or result in a reduction of our risk-weighted assets:

➢	Successful implementation of the action items contained within our Profit Improvement Plan;
➢	Reduction in the overall level of our nonperforming assets and potential problem loans;
➢	Sale, merger or closure of individual branches or selected branch groupings;
➢	Sale and/or aggressive reduction of the retained assets and liabilities associated with our Chicago, Texas and Northern Illinois Regions; and
➢	Exploration of possible capital planning strategies to increase the overall level of Tier 1 regulatory capital at our holding company.

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

Discontinued Operations. We have applied discontinued operations accounting in accordance with Accounting Standards CodificationTM, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities associated with our Florida Region as of June 30, 2012 and December 31, 2011, and to the operations of our 19 Florida retail branches and three of our Northern Illinois retail branches for the three and six months ended June 30, 2012 and 2011, as applicable. All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our consolidated financial statements for further discussion regarding discontinued operations.

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

The Agreement requires, among other things, that the Company and First Bank obtain prior approval from the FRB in order to pay dividends. In addition, the Company must obtain prior approval from the FRB to: (i) take any other form of payment from First Bank representing a reduction in capital of First Bank; (ii) make any distributions of interest, principal or other sums on junior subordinated debentures or trust preferred securities; (iii) incur, increase or guarantee any debt; or (iv) purchase or redeem any shares of the Company’s stock. Pursuant to the terms of the Agreement, the Company and First Bank submitted a written plan to the FRB to maintain sufficient capital at the Company, on a consolidated basis, and at First Bank, on a standalone basis. In addition, the Agreement also provides that the Company and First Bank must notify the FRB if the regulatory capital ratios of either entity fall below those set forth in the capital plans that were accepted by the FRB, and specifically if First Bank falls below the criteria for being well capitalized under the regulatory framework for prompt corrective action. The Company must also notify the FRB before appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer position. The Agreement also requires the Company and First Bank to comply with certain restrictions regarding indemnification and severance payments. The Agreement is specifically enforceable by the FRB in court.

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

First Bank, under its informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 11 to our consolidated financial statements, First Bank’s Tier 1 capital to total assets ratio was 8.79% at June 30, 2012.

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

Regulatory Capital – Proposed Basel III Regulatory Capital Reforms. On June 7, 2012, the Board of Governors of the Federal Reserve System approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and First Bank. The proposed rules implement the Basel III regulatory capital reforms, or Basel III, and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules are subject to a comment period running through September 7, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and First Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which, such as trust preferred securities, would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including First Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015. The standardized approach proposed rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

We continue to evaluate the potential impact that regulatory proposals may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act, as they continue to progress through the final rule-making process.

RESULTS OF OPERATIONS

Overview. We recorded net income, including discontinued operations, of $7.5 million and $14.4 million for the three and six months ended June 30, 2012, respectively, compared to a net loss, including discontinued operations, of $17.0 million and $23.2 million for the comparable periods in 2011. Our results of operations reflect the following:

➢	Net interest income of $44.1 million and $88.4 million for the three and six months ended June 30, 2012, respectively, compared to $47.7 million and $97.3 million for the comparable periods in 2011, which contributed to a decline in our net interest margin to 2.87% and 2.88% for the three and six months ended June 30, 2012, respectively, compared to 2.89% and 2.93% for the comparable periods in 2011, as further discussed under “—Net Interest Income;”

➢	A provision for loan losses of zero and $2.0 million for the three and six months ended June 30, 2012, respectively, compared to $23.0 million and $33.0 million for the comparable periods in 2011, as further discussed under “—Provision for Loan Losses;”

➢	Noninterest income of $15.7 million and $32.6 million for the three and six months ended June 30, 2012, respectively, compared to $15.0 million and $28.9 million for the comparable periods in 2011, as further discussed under “—Noninterest Income;”

➢	Noninterest expense of $50.1 million and $99.8 million for the three and six months ended June 30, 2012, respectively, compared to $54.9 million and $111.2 million for the comparable periods in 2011, as further discussed under “—Noninterest Expense;”

➢	A provision for income taxes of $121,000 and $216,000 for the three and six months ended June 30, 2012, respectively, compared to $72,000 and $124,000 for the comparable periods in 2011, as further discussed under “—Provision for Income Taxes;”

➢	A net loss from discontinued operations, net of tax, of $2.5 million and $5.0 million for the three and six months ended June 30, 2012, respectively, compared to a net loss from discontinued operations, net of tax, of $2.7 million and $5.9 million for the comparable periods in 2011, as further discussed under “—Loss from Discontinued Operations, Net of Tax;” and

➢	A net loss attributable to noncontrolling interest in subsidiary of $385,000 and $445,000 for the three and six months ended June 30, 2012, respectively, compared to a net loss of $927,000 and $862,000 for the comparable periods in 2011, as further discussed under “—Net Loss Attributable to Noncontrolling Interest in Subsidiary.”

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

Net interest income, expressed on a tax-equivalent basis, decreased to $44.2 million and $88.6 million for the three and six months ended June 30, 2012, respectively, compared to $47.8 million and $97.5 million for the comparable periods in 2011. Our net interest margin decreased to 2.87% and 2.88% for the three and six months ended June 30, 2012, respectively, compared to 2.89% and 2.93% for the comparable periods in 2011.

We attribute the decrease in our net interest margin and net interest income to a lower average balance of interest-earning assets in addition to a significant change in the mix of our interest-earning assets, which has shifted from loans to investment securities, partially offset by a decrease in interest-bearing liabilities and a decrease in deposit and other borrowing costs. The average yield earned on our interest-earning assets decreased 23 and 25 basis points to 3.35% and 3.39% for the three and six months ended June 30, 2012, respectively, compared to 3.58% and 3.64% for the comparable periods in 2011, while the average rate paid on our interest-bearing liabilities decreased 23 and 25 basis points to 0.66% and 0.68% for the three and six months ended June 30, 2012, respectively, compared to 0.89% and 0.93% for the comparable periods in 2011. Average interest-earning assets decreased $429.7 million and $537.0 million to $6.20 billion and $6.18 billion for the three and six months ended June 30, 2012, respectively, compared to $6.63 billion and $6.72 billion for the comparable periods in 2011. Average interest-bearing liabilities decreased $520.1 million and $557.4 million to $4.56 billion and $4.59 billion for the three and six months ended June 30, 2012, respectively, compared to $5.08 billion and $5.15 billion for the comparable periods in 2011.

Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased to $36.6 million and $74.8 million for the three and six months ended June 30, 2012, respectively, compared to $47.4 million and $100.0 million for the comparable periods in 2011. Average loans decreased $806.0 million and $957.5 million to $3.10 billion and $3.15 billion for the three and six months ended June 30, 2012, respectively, from $3.90 billion and $4.11 billion for the comparable periods in 2011. The decrease in average loans primarily reflects a substantial level of loan payoffs and principal payments, reduced loan demand within our markets, loan charge-offs, transfers of loans to other real estate and repossessed assets, and the exit of certain of our problem credit relationships. The yield on our loan portfolio decreased 12 and 13 basis points to 4.75% and 4.77% for the three and six months ended June 30, 2012, respectively, compared to 4.87% and 4.90% for the comparable periods in 2011. The yield on our loan portfolio continues to be adversely impacted by the historically low prime and LIBOR interest rates, as a significant portion of our loan portfolio is priced to these indices. Furthermore, the yield on our loan portfolio continues to be adversely impacted by the higher levels of average nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses.” Our nonaccrual loans decreased our average yield on loans by approximately 22 and 25 basis points during the three and six months ended June 30, 2012, respectively, compared to approximately 50 and 54 basis points during the comparable periods in 2011.

Interest income on our investment securities, expressed on a tax-equivalent basis, increased to $14.7 million and $28.3 million for the three and six months ended June 30, 2012, respectively, compared to $10.9 million and $19.6 million for the comparable periods in 2011. Average investment securities increased $820.8 million and $873.6 million to $2.74 billion and $2.64 billion for the three and six months ended June 30, 2012, respectively, compared to $1.92 billion and $1.76 billion for the comparable periods in 2011. The increase in average investment securities reflects the continued utilization of a portion of our cash and short-term investments to fund gradual and planned increases in our investment securities portfolio in an effort to maximize our net interest income and net interest margin while maintaining appropriate liquidity levels and diversification within our investment securities portfolio. The yield earned on our investment securities portfolio was 2.15% and 2.16% for the three and six months ended June 30, 2012, respectively, compared to 2.27% and 2.25% for the comparable periods in 2011, reflecting purchases of investment securities at lower market rates.

Dividends on our FRB and FHLB stock were $223,000 and $560,000 for the three and six months ended June 30, 2012, respectively, compared to $339,000 and $735,000 for the comparable periods in 2011. Average FRB and FHLB stock was $26.1 million and $26.5 million for the three and six months ended June 30, 2012, respectively, compared to $27.3 million and $28.1 million for the comparable periods in 2011. The decrease in average FRB and FHLB stock reflects the net redemption of FRB and FHLB stock during 2011 and 2012 associated with the reduction in our average total assets. The yield earned on our FRB and FHLB stock was 3.43% and 4.26% for the three and six months ended June 30, 2012, respectively, compared to 4.98% and 5.27% for the comparable periods in 2011.

Interest income on our short-term investments decreased to $206,000 and $459,000 for the three and six months ended June 30, 2012, respectively, from $480,000 and $1.0 million for the comparable periods in 2011. Average short-term investments decreased $443.3 million and $451.4 million to $327.7 million and $364.5 million for the three and six months ended June 30, 2012, respectively, from $771.1 million and $815.8 million for the comparable periods in 2011. The yield on our short-term investments was 0.25% for the three and six months ended June 30, 2012 and 2011, reflecting the investment of the majority of funds in our short-term investments in our correspondent bank account with the FRB, which currently earns 0.25%. The decrease in our average short-term investments reflects the utilization of such funds, coupled with funds available from the decline in our loan portfolio, to fund increases in our investment securities portfolio, divestitures associated with our Capital Plan in 2011, and decreases in our average total deposits. We built a significant amount of available balance sheet liquidity throughout 2009, 2010 and 2011 in anticipation of the expected completion of certain transactions associated with our Capital Plan, as further discussed under “—Liquidity Management.” The high level of short-term investments, while necessary to complete certain transactions associated with our Capital Plan and to maintain significant balance sheet liquidity in light of economic conditions during these periods, has negatively impacted our net interest margin and will negatively impact our net interest margin in future periods until we have the opportunity to further reduce our short-term investments through deployment of such funds into other higher-yielding assets.

Interest expense on our interest-bearing deposits decreased to $3.8 million and $8.1 million for the three and six months ended June 30, 2012, respectively, from $7.9 million and $17.1 million for the comparable periods in 2011. Average total deposits decreased $327.6 million and $407.5 million to $5.46 billion for the three and six months ended June 30, 2012, compared to $5.79 billion and $5.86 billion for the comparable periods in 2011, respectively. Average interest-bearing deposits were $4.17 billion and $4.20 billion for the three and six months ended June 30, 2012, respectively, compared to $4.68 billion and $4.75 billion for the comparable periods in 2011. The decrease in average interest-bearing deposits primarily reflects anticipated reductions of higher rate certificates of deposit and promotional money market deposits, partially offset by organic growth through deposit development programs, including marketing campaigns and enhanced product and service offerings. The mix in our deposit portfolio volumes for the three and six months ended June 30, 2012, as compared to the comparable periods in 2011, primarily reflects a shift from time deposits, savings and money market deposits, and interest-bearing demand deposits to noninterest-bearing demand deposits. Decreases in our average time deposits, savings and money market deposits and interest-bearing demand deposits of $402.1 million, $128.4 million and $23.4 million, respectively, for the first six months of 2012, as compared to the comparable period in 2011, were partially offset by an increase in our average noninterest-bearing demand deposits of $146.4 million. The aggregate weighted average rate paid on our interest-bearing deposit portfolio decreased 32 and 33 basis points to 0.36% and 0.39% for the three and six months ended June 30, 2012, respectively, from 0.68% and 0.72% for the comparable periods in 2011, reflecting the re-pricing of certificate of deposit accounts to current market interest rates upon maturity and our efforts to reduce deposit costs across our deposit portfolio, in particular promotional money market deposits. The weighted average rate paid on our time deposit portfolio declined to 0.81% and 0.85% for the three and six months ended June 30, 2012, respectively, from 1.24% and 1.31% for the comparable periods in 2011; the weighted average rate paid on our savings and money market deposit portfolio declined to 0.19% and 0.20% for the three and six months ended June 30, 2012, respectively, from 0.45% and 0.47% for the comparable periods in 2011; and the weighted average rate paid on our interest-bearing demand deposits declined to 0.06% for the three and six months ended June 30, 2012, from 0.11% and 0.12% for the comparable periods in 2011, respectively. Assuming that the prevailing interest rate environment remains relatively stable, we anticipate continued reductions in our deposit costs.

Interest expense on our other borrowings decreased to $20,000 and $41,000 for the three and six months ended June 30, 2012, respectively, from $40,000 and $66,000 for the comparable periods in 2011. Average other borrowings were $35.9 million and $37.5 million for the three and six months ended June 30, 2012, respectively, compared to $47.3 million and $41.1 million for the comparable periods in 2011. Average other borrowings during the periods were comprised solely of daily repurchase agreements utilized by our commercial deposit customers as an alternative deposit product in connection with cash management activities. The aggregate weighted average rate paid on our other borrowings was 0.22% for the three and six months ended June 30, 2012, compared to 0.34% and 0.32% for the three and six months ended June 30, 2011, respectively.

Interest expense on our junior subordinated debentures was $3.7 million and $7.4 million for the three and six months ended June 30, 2012, respectively, compared to $3.4 million and $6.7 million for the comparable periods in 2011. Average junior subordinated debentures were $354.1 million for the three and six months ended June 30, 2012, compared to $354.0 million for the three and six months ended June 30, 2011. The aggregate weighted average rate paid on our junior subordinated debentures was 4.18% and 4.19% for the three and six months ended June 30, 2012, respectively, compared to 3.81% and 3.80% for the comparable periods in 2011. The aggregate weighted average rates and the level of interest expense reflect the LIBOR rates and the impact to the related spreads to LIBOR during the periods, as approximately 79.4% of our junior subordinated debentures are variable rate. The aggregate weighted average rates also reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures of $486,000 and $926,000 for the three and six months ended June 30, 2012, respectively, compared to $294,000 and $543,000 for the comparable periods in 2011, as further discussed in Note 9 to our consolidated financial statements. The additional interest expense accrued on the regularly scheduled deferred interest payments increased the weighted average rate paid on our junior subordinated debentures by approximately 55 and 53 basis points for the three and six months ended June 30, 2012, respectively, compared to 33 and 31 basis points for the comparable periods in 2011.

Average Balance Sheets. The following table sets forth, on a tax-equivalent basis, certain information on a continuing basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,						Six Months Ended June 30,
	2012			2011			2012			2011
		Interest			Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars expressed in thousands)
ASSETS
Interest-earning assets:
Loans (1)(2)(3)	$3,097,128	36,590	4.75%	$3,903,145	47,362	4.87%	$3,153,577	74,797	4.77%	$4,111,094	99,964	4.90%
Investment securities (3)	2,744,615	14,657	2.15	1,923,795	10,907	2.27	2,635,951	28,270	2.16	1,762,327	19,632	2.25
FRB and FHLB stock	26,115	223	3.43	27,304	339	4.98	26,453	560	4.26	28,145	735	5.27
Short-term investments	327,746	206	0.25	771,072	480	0.25	364,469	459	0.25	815,846	1,012	0.25
Total interest-earning
assets	6,195,604	51,676	3.35	6,625,316	59,088	3.58	6,180,450	104,086	3.39	6,717,412	121,343	3.64
Nonearning assets	408,615			402,833			414,566			401,957
Assets of discontinued
operations	20,763			40,941			21,000			51,448
Total assets	$6,624,982			$7,069,090			$6,616,016			$7,170,817

LIABILITIES AND
STOCKHOLDERS’
EQUITY

Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$919,173	136	0.06%	$937,970	263	0.11%	$907,934	280	0.06%	$931,368	563	0.12%
Savings and money market	1,870,850	875	0.19	2,001,841	2,265	0.45	1,880,880	1,862	0.20	2,009,287	4,730	0.47
Time deposits of $100 or
more	496,637	1,034	0.84	640,653	2,045	1.28	507,047	2,198	0.87	678,588	4,531	1.35
Other time deposits	881,060	1,737	0.79	1,096,004	3,328	1.22	902,439	3,752	0.84	1,133,010	7,256	1.29
Total interest-bearing
deposits	4,167,720	3,782	0.36	4,676,468	7,901	0.68	4,198,300	8,092	0.39	4,752,253	17,080	0.72
Other borrowings	35,862	20	0.22	47,314	40	0.34	37,541	41	0.22	41,098	66	0.32
Subordinated debentures	354,086	3,683	4.18	354,010	3,366	3.81	354,077	7,369	4.19	354,000	6,668	3.80
Total interest-bearing
liabilities	4,557,668	7,485	0.66	5,077,792	11,307	0.89	4,589,918	15,502	0.68	5,147,351	23,814	0.93
Noninterest-bearing liabilities:
Demand deposits	1,290,956			1,109,793			1,257,981			1,111,574
Other liabilities	153,324			124,908			150,407			121,177
Liabilities of discontinued
operations	343,635			452,631			344,542			485,851
Total liabilities	6,345,583			6,765,124			6,342,848			6,865,953
Stockholders’ equity	279,399			303,966			273,168			304,864
Total liabilities and
stockholders’ equity	$6,624,982			$7,069,090			$6,616,016			$7,170,817

Net interest income		44,191			47,781			88,584			97,529
Interest rate spread			2.69			2.69			2.71			2.71
Net interest margin (4)			2.87%			2.89%			2.88%			2.93%
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $68,000 and $141,000 for the three and six months ended June 30, 2012, respectively, and $95,000 and $185,000 for the comparable periods in 2011.
(4)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

Rate / Volume. The following table indicates, on a tax-equivalent basis, the changes in interest income and interest expense on a continuing basis that are attributable to changes in average volume and changes in average rates, for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:
	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
	Compared to 2011			Compared to 2011
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(dollars expressed in thousands)
Interest earned on:
Loans: (1) (2) (3)	$(9,620)	(1,152)	(10,772)	(22,598)	(2,569)	(25,167)
Investment securities(3)	4,336	(586)	3,750	9,346	(708)	8,638
FRB and FHLB stock	(14)	(102)	(116)	(42)	(133)	(175)
Short-term investments	(274)	—	(274)	(553)	—	(553)
Total interest income	(5,572)	(1,840)	(7,412)	(13,847)	(3,410)	(17,257)
Interest paid on:
Interest-bearing demand deposits	(5)	(122)	(127)	(14)	(269)	(283)
Savings and money market deposits	(141)	(1,249)	(1,390)	(287)	(2,581)	(2,868)
Time deposits	(972)	(1,630)	(2,602)	(2,261)	(3,576)	(5,837)
Other borrowings	(8)	(12)	(20)	(5)	(20)	(25)
Subordinated debentures	1	316	317	1	700	701
Total interest expense	(1,125)	(2,697)	(3,822)	(2,566)	(5,746)	(8,312)
Net interest income	$(4,447)	857	(3,590)	(11,281)	2,336	(8,945)
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)	Interest income on loans includes loan fees.
(3)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.

Net interest income, expressed on a tax-equivalent basis, decreased $3.6 million and $8.9 million for the three and six months ended June 30, 2012, respectively, as compared to the comparable periods in 2011, and reflects a decrease due to volume of $4.4 million and $11.3 million, respectively, partially offset by an increase due to rate of $857,000 and $2.3 million, respectively. The decrease for the six months ended June 30, 2012, as compared to the comparable period in 2011, was primarily driven by a decrease in the volume of loans, partially offset by an increase in the volume of investment securities. We have been utilizing cash proceeds resulting from loan payoffs to fund gradual and planned increases in our investment securities portfolio in an effort to maximize net interest income and net interest margin while maintaining appropriate liquidity levels and diversification within our investment securities portfolio and closely monitoring key risk metrics within the investment securities portfolio. Because loans generally have a higher yield than investment securities, the change in our interest-earning asset mix has had a negative impact on our net interest income. The decrease in loans is further discussed under “—Loans and Allowance for Loan Losses.” The increase in net interest income due to rate was primarily driven by a decline in the cost of our interest-bearing deposits and other borrowings, partially offset by a decrease in our loan and investment securities yields, reflective of overall market conditions and competition during these periods.

Provision for Loan Losses. We recorded a provision for loan losses of zero and $2.0 million for the three and six months ended June 30, 2012, respectively, compared to $23.0 million and $33.0 million for the comparable periods in 2011. The decrease in the provision for loan losses for the three and six months ended June 30, 2012, as compared to the comparable periods in 2011, was primarily driven by the significant decrease in our overall level of nonaccrual loans and potential problem loans, a decrease in net charge-offs, and less severe asset migration to classified asset categories during the first six months of 2012 as compared to the migration levels experienced during the first six months of 2011.

Our nonaccrual loans decreased to $150.4 million at June 30, 2012, from $185.1 million at March 31, 2012, $220.3 million at December 31, 2011 and $305.8 million at June 30, 2011. The decrease in the overall level of nonaccrual loans was driven by resolution of certain nonaccrual loans, gross loan charge-offs, and transfers to other real estate and repossessed assets exceeding net additions to nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses,” and reflects our continued progress with respect to the implementation of our Asset Quality Improvement Plan initiatives, designed to reduce the overall balance of nonaccrual and other potential problem loans and assets.

Our net loan charge-offs decreased to $10.1 million and $19.5 million for the three and six months ended June 30, 2012, respectively, from $45.8 million and $72.8 million for the comparable periods in 2011. Our annualized net loan charge-offs were 1.31% and 1.24% of average loans for the three and six months ended June 30, 2012, respectively, compared to 4.71% and 3.57% of average loans for the comparable periods in 2011. Loan charge-offs were $17.9 million and $34.4 million for the three and six months ended June 30, 2012, respectively, compared to $49.3 million and $86.2 million for the comparable periods in 2011, and loan recoveries were $7.8 million and $14.9 million for the three and six months ended June 30, 2012, respectively, compared to $3.5 million and $13.3 million for the comparable periods in 2011.

Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”

Noninterest Income. Noninterest income was $15.7 million and $32.6 million for the three and six months ended June 30, 2012, respectively, compared to $15.0 million and $28.9 million for the comparable periods in 2011. The increase in our noninterest income for the six months ended June 30, 2012 as compared to the comparable period in 2011 was primarily attributable to higher gains on loans sold and held for sale, lower net losses on derivative financial instruments, reduced declines in the fair value of servicing rights and increased other income, partially offset by lower service charges on deposit accounts and customer service fees, decreased gains on sales of investment securities and lower loan servicing fees.

Service charges on deposit accounts and customer service fees were $9.0 million and $17.6 million for the three and six months ended June 30, 2012, respectively, compared to $9.7 million and $19.1 million for the comparable periods in 2011, primarily reflecting reduced non-sufficient funds and returned check fee income on retail and commercial accounts coupled with changes in our deposit mix and certain product modifications designed to enhance overall product offerings to our customer base during these periods.

Gains on loans sold and held for sale were $3.6 million and $6.0 million for the three and six months ended June 30, 2012, respectively, compared to $1.0 million and $1.4 million for the comparable periods in 2011. The increase was primarily attributable to an increase in the volume of mortgage loans originated for sale in the secondary market during the first six months of 2012 associated with an increase in refinancing volume in our mortgage banking division in addition to higher margins on the loans originated for sale in the secondary market. The gain on sale of mortgage loans was $3.6 million and $6.0 million for the three and six months ended June 30, 2012, respectively, compared to $1.0 million and $1.5 million for the comparable periods in 2011. For the six months ended June 30, 2012 and 2011, we originated residential mortgage loans totaling $229.4 million and $108.9 million, respectively, and sold residential mortgage loans totaling $176.3 million and $142.6 million, respectively. The gain on sale of loans sold and held for sale also reflects losses on the sale of SBA loans of $5,000 and $78,000 for the three and six months ended June 30, 2011, respectively.

We recorded net losses on investment securities of $5,000 and net gains on investment securities of $517,000 for the three and six months ended June 30, 2012, respectively, compared to net gains on investment securities of $590,000 and $1.1 million for the comparable periods in 2011. Proceeds from sales of available-for-sale investment securities were $153.2 million and $207.6 million for the three and six months ended June 30, 2012, respectively, as compared to $101.8 million and $127.5 million for the comparable periods in 2011.

Net losses associated with changes in the fair value of mortgage and SBA servicing rights were $2.0 million and $2.2 million for the three and six months ended June 30, 2012, respectively, compared to $1.9 million and $2.4 million for the comparable periods in 2011. The changes in the fair value of mortgage and SBA servicing rights during the periods reflect changes in mortgage interest rates and the related changes in estimated prepayment speeds, as well as changes in cash flow assumptions underlying SBA loans serviced for others.

Loan servicing fees decreased to $1.9 million and $3.9 million for the three and six months ended June 30, 2012, respectively, from $2.1 million and $4.4 million for the comparable periods in 2011. Loan servicing fees are primarily comprised of fee income generated from the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans originated to small business concerns, in addition to unused commitment fees received from lending customers. The level of such fees is primarily impacted by the balance of loans serviced and interest shortfall on serviced residential mortgage loans. Interest shortfall represents the difference between the interest collected from a loan servicing customer upon prepayment of the loan and the full month of interest that is required to be remitted to the security owner. The level of fees was also impacted by a decrease in loan servicing fees associated with declining volumes of SBA loans serviced for others.

Other income was $3.2 million and $6.8 million for the three and six months ended June 30, 2012, respectively, compared to $3.6 million and $5.5 million for the comparable periods in 2011. The increase in other income for the first six months of 2012 primarily reflects the following:

➢	The receipt of a litigation settlement of $561,000 in the first quarter of 2012;

➢	A gain on the sale of a CRA investment of $402,000 in the first quarter of 2012;

➢	Income recognized on CRA investments of $192,000 and $384,000 for the three and six months ended June 30, 2012, respectively, compared to $495,000 and $504,000 for the comparable periods in 2011;

➢	Net gains on sales of other real estate and repossessed assets of $356,000 and $283,000 for the three and six months ended June 30, 2012, respectively, compared to net gains of $165,000 and net losses $657,000 for the comparable periods in 2011; and

➢	A loss of $334,000 recognized in the first quarter of 2011 on the sale of our San Jose, California branch office and a gain of $263,000 recognized in the second quarter of 2011 on the sale of our Edwardsville, Illinois branch office.

Noninterest Expense. Noninterest expense decreased to $50.1 million and $99.8 million for the three and six months ended June 30, 2012, respectively, from $54.9 million and $111.2 million for the comparable periods in 2011. The decrease in our noninterest expense was primarily attributable to reductions in most expense categories attributable to our profit improvement initiatives and the reduction in our overall asset levels.

Salaries and employee benefits expense decreased to $18.6 million and $37.8 million for the three and six months ended June 30, 2012, respectively, from $19.2 million and $38.9 million for the comparable periods in 2011. The overall decrease in salaries and employee benefits expense is reflective of the completion of certain staff reductions in 2011. Our total full-time equivalent employees, or FTEs, excluding discontinued operations, decreased to 1,160 at June 30, 2012, from 1,171 at December 31, 2011 and 1,238 at June 30, 2011, representing decreases of 0.9% and 6.3%, respectively.

Occupancy, net of rental income, and furniture and equipment expense decreased to $7.9 million and $15.2 million for the three and six months ended June 30, 2012, respectively, from $8.7 million and $18.0 million for the comparable periods in 2011. The decrease reflects reduced furniture, fixture and technology equipment expenditures associated with prior expansion and branch renovation activities and certain branch closures completed in conjunction with profit improvement initiatives. In addition, occupancy expense, net of rental income, includes a $787,000 decrease to rent expense during the first quarter of 2012 associated with the transfer of a lease obligation to an unaffiliated third party and the related reversal of the corresponding straight-line rent liability.

Postage, printing and supplies expense decreased to $669,000 and $1.4 million for the three and six months ended June 30, 2012, respectively, from $715,000 and $1.5 million for the comparable periods in 2011, primarily reflecting decreases in office supplies expenses as a result of profit improvement initiatives.

Information technology fees decreased to $5.9 million and $11.9 million for the three and six months ended June 30, 2012, respectively, from $6.6 million and $13.1 million for the comparable periods in 2011. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and related fee reductions with First Services, L.P. As more fully described in Note 16 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending, trust and small business lending divisions as well as our payroll processing department.

Legal, examination and professional fees decreased to $2.9 million and $5.5 million for the three and six months ended June 30, 2012, respectively, from $3.2 million and $6.3 million for the comparable periods in 2011. The decrease in legal, examination and professional fees reflects a decrease in legal expenses associated with loan collection activities, divestiture activities and litigation matters in comparison to the level of such expenses during the first six months of 2011. We anticipate legal, examination and professional fees will continue to remain at higher-than-historical levels during the remainder of 2012, primarily as a result of high levels of legal and professional fees associated with ongoing collection efforts on commercial and consumer problem loans as well as ongoing matters associated with our Capital Plan, as further described under “—Recent Developments and Other Matters – Capital Plan.”

Amortization of intangible assets was $783,000 and $1.6 million for the three and six months ended June 30, 2011, respectively, and reflects the amortization of core deposit intangibles associated with prior acquisitions. Our core deposit intangibles became fully amortized during 2011.

Advertising and business development expense increased to $464,000 and $1.0 million for the three and six months ended June 30, 2012, respectively, from $429,000 and $927,000 for the comparable periods in 2011, reflecting increased advertising during the first six months of 2012 as compared to the comparable periods in 2011. We expect these expenses to increase over time as we further market our products and services throughout our geographic market areas.

FDIC insurance expense decreased to $3.3 million and $6.7 million for the three and six months ended June 30, 2012, respectively, from $3.6 million and $8.7 million for the comparable periods in 2011. Prior to April 1, 2011, the FDIC’s assessment base for the calculation of insurance premium assessments was an institution’s average deposits. The Dodd-Frank Wall Street Reform and Consumer Protection Act required the FDIC to establish rules setting insurance premium assessments based on an institution’s average consolidated assets minus its average tangible equity instead of its deposits. The change in the assessment base had the impact of reducing the level of our FDIC insurance expense beginning with the second quarter of 2011. The decrease in FDIC insurance expense is also reflective of our reduced level of deposits and total assets during the first six months of 2012 as compared to the first six months of 2011.

Write-downs and expenses on other real estate and repossessed assets decreased to $4.7 million and $8.3 million for the three and six months ended June 30, 2012, respectively, from $5.5 million and $10.4 million for the comparable periods in 2011. Write-downs related to the revaluation of certain other real estate properties and repossessed assets were $4.1 million and $6.3 million for the three and six months ended June 30, 2012, respectively, as compared to $4.2 million and $6.8 million for the comparable periods in 2011. Other real estate and repossessed asset expenses, exclusive of write-downs, such as taxes, insurance, and repairs and maintenance, were $617,000 and $2.0 million for the three and six months ended June 30, 2012, respectively, as compared to $1.3 million and $3.6 million for the comparable periods in 2011, reflecting a decrease in the balance of other real estate and repossessed assets and the sale of certain properties that required higher operating expenditures. The balance of our other real estate and repossessed assets decreased to $109.0 million at June 30, 2012, from $129.9 million at December 31, 2011 and $126.2 million at June 30, 2011. The overall higher-than-historical level of expenses on other real estate and repossessed assets is associated with ongoing foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties, as well as other property preservation related expenses. We expect the level of write-downs and expenses on our other real estate and repossessed assets to continue to remain at elevated levels in the near term as a result of the high level of our other real estate and repossessed assets and the expected future transfer of certain of our nonaccrual loans into our other real estate portfolio.

Other expense was $5.6 million and $12.0 million for the three and six months ended June 30, 2012, respectively, compared to $6.1 million and $11.9 million for the comparable periods in 2011. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, loan expenses, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes, travel, meals and entertainment, overdraft losses and other nonrecurring expenses. The overall level of other expense reflects the following:

➢	Expenses associated with CRA investments of $162,000 and $846,000 for the three and six months ended June 30, 2012, respectively, compared to $282,000 and $620,000 for the comparable periods in 2011. We recorded a $500,000 valuation allowance on a CRA investment during the first quarter of 2012;

➢	Accruals and cash payments associated with repurchase losses in our Mortgage Division of $650,000 and $1.2 million for the three and six months ended June 30, 2012, respectively, compared to $290,000 for the three and six months ended June 30, 2011;

➢	A reduction in loan expenses related to collection matters to $547,000 and $1.2 million for the three and six months ended June 30, 2012, respectively, compared to $1.5 million and $2.7 million for the comparable periods in 2011; and

➢	A reduction in overdraft losses, net of recoveries, to $137,000 and $273,000 for the three and six months ended June 30, 2012, respectively, compared to $265,000 and $550,000 for the comparable periods in 2011.

Provision for Income Taxes. We recorded a provision for income taxes of $121,000 and $216,000 for the three and six months ended June 30, 2012, respectively, compared to $72,000 and $124,000 for the comparable periods in 2011. The provision for income taxes during the three and six months ended June 30, 2012 and 2011 reflects the establishment of a full deferred tax asset valuation allowance during 2008 and the resulting inability to record tax benefits on our net loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not presently “more likely than not.” The deferred tax asset valuation allowance was primarily established as a result of our three-year cumulative operating loss for the years ended December 31, 2008, 2007 and 2006, after considering all available objective evidence and potential tax planning strategies related to the amount of the deferred tax assets that are “more likely than not” to be realized. The level of our provision for income taxes and the deferred tax asset valuation allowance are more fully described in Note 13 to our consolidated financial statements.

Loss from Discontinued Operations, Net of Tax. We recorded a loss from discontinued operations, net of tax, of $2.5 million and $5.0 million for the three and six months ended June 30, 2012, respectively, compared to a loss from discontinued operations, net of tax, of $2.7 million and $5.9 million for the comparable periods in 2011. The loss from discontinued operations, net of tax, for the three and six months ended June 30, 2012 and 2011 is reflective of net income (loss) from all discontinued operations during the respective periods, as further described in Note 2 to our consolidated financial statements. The loss from discontinued operations, net of tax, for the three and six months ended June 30, 2011 reflects a gain of $425,000 during the second quarter of 2011 associated with the sale of our remaining Northern Illinois Region on May 13, 2011, after the write-off of goodwill and intangible assets allocated to the Northern Illinois Region of $1.6 million.

Net Loss Attributable to Noncontrolling Interest in Subsidiary. Net losses attributable to noncontrolling interest in subsidiary were $385,000 and $445,000 for the three and six months ended June 30, 2012, respectively, compared to $927,000 and $862,000 for the comparable periods in 2011, and were comprised of the noncontrolling interest in the net losses of FB Holdings. The reduction in the net loss attributable to noncontrolling interest in subsidiary for the six months ended June 30, 2012, as compared to the comparable period in 2011, is primarily reflective of increased gains on the sale of other real estate properties and reduced expenses and write-downs of other real estate properties associated with the reduction of loan and other real estate balances in FB Holdings. Noncontrolling interest in subsidiary is more fully described in Note 1 and Note 16 to our consolidated financial statements.

FINANCIAL CONDITION

Total assets decreased $42.7 million to $6.57 billion at June 30, 2012, from $6.61 billion at December 31, 2011. The decrease in our total assets was primarily attributable to decreases in our short-term investments, loans, bank premises and equipment and other real estate and repossessed assets, partially offset by an increase in our investment securities portfolio.

Cash and cash equivalents, which are comprised of cash and short-term investments, decreased $150.3 million to $321.7 million at June 30, 2012, from $472.0 million at December 31, 2011. The majority of funds in our short-term investments were maintained in our correspondent bank account with the FRB, as further discussed under “Liquidity Management.” The decrease in our cash and cash equivalents was primarily attributable to the following:

➢	A net increase in our investment securities portfolio of $353.2 million, excluding the fair value adjustment on available-for-sale investment securities, as further discussed below;
➢	A decrease in our deposit balances of $60.6 million; and
➢	A net decrease in our other borrowings of $13.1 million, consisting of changes in our daily repurchase agreements utilized by customers as an alternative deposit product.

These decreases in cash and cash equivalents were partially offset by:

➢	A decrease in loans of $205.2 million, exclusive of loan charge-offs and transfers of loans to other real estate and repossessed assets;
➢	Recoveries of loans previously charged off of $14.9 million; and
➢	Sales of other real estate and repossessed assets resulting in the receipt of cash proceeds from these sales of approximately $26.7 million.

Investment securities increased $370.9 million to $2.84 billion at June 30, 2012, from $2.47 billion at December 31, 2011. The increase in our investment securities during 2012 reflects the utilization of excess cash and cash equivalents to fund gradual and planned increases in our investment securities portfolio in a continued effort to maximize net interest income and net interest margin while maintaining appropriate liquidity levels, and an increase in the fair value adjustment of our available-for-sale investment securities of $17.7 million during the first six months of 2012 primarily resulting from a decrease in market interest rates during the period. On June 30, 2012, we reclassified certain available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $729.1 million in aggregate, as further described in Note 3 to our consolidated financial statements and under “—Liquidity Management.”

Loans, net of net deferred loan fees, decreased $252.5 million to $3.03 billion at June 30, 2012, from $3.28 billion at December 31, 2011. The decrease reflects loan charge-offs of $34.4 million, transfers of loans to other real estate and repossessed assets of $12.9 million and $205.2 million of other net loan activity, including significant principal repayments and/or payoffs on nonperforming, potential problem and other loans, and overall continual reduced loan demand within our markets, as further discussed under “—Loans and Allowance for Loan Losses.”

FRB and FHLB stock decreased $963,000 to $26.1 million at June 30, 2012, from $27.1 million at December 31, 2011, reflecting net redemptions of FRB and FHLB stock in accordance with the respective stock ownership requirements during the first six months of 2012.

Bank premises and equipment, net of depreciation and amortization, decreased $3.2 million to $124.7 million at June 30, 2012, from $127.9 million at December 31, 2011. The decrease is primarily attributable to depreciation and amortization of $5.9 million, partially offset by net purchases of premises and equipment of $3.3 million.

Other real estate and repossessed assets decreased $20.9 million to $109.0 million at June 30, 2012, from $129.9 million at December 31, 2011. The decrease in other real estate and repossessed assets was primarily attributable to the sale of other real estate properties and repossessed assets with a carrying value of $26.4 million at a net gain of $283,000, and write-downs of other real estate properties and repossessed assets of $6.3 million primarily attributable to declining real estate values on certain properties. These decreases were partially offset by foreclosures and additions to other real estate and repossessed assets aggregating $12.9 million, as further discussed under “—Loans and Allowance for Loan Losses.”

Other assets decreased $4.1 million to $68.9 million at June 30, 2012, from $73.0 million at December 31, 2011, and are primarily comprised of accrued interest receivable, servicing rights, derivative instruments and miscellaneous other receivables.

Assets and liabilities of discontinued operations were $20.5 million and $339.9 million, respectively, at June 30, 2012, as compared to assets and liabilities of discontinued operations of $21.0 million and $346.3 million, respectively, at December 31, 2011, and represent the assets and liabilities of our Florida Region, as further discussed in Note 2 to our consolidated financial statements.

Deposits decreased $60.6 million to $5.39 billion at June 30, 2012, from $5.45 billion at December 31, 2011. The decrease reflects reductions of higher rate certificates of deposit and money market deposits, partially offset by an increase in demand deposits of $100.7 million attributable to organic growth through our deposit development programs and seasonal fluctuations. Time deposits and savings and money market deposits decreased $122.5 million and $38.8 million, respectively, reflecting our efforts to exit unprofitable relationships to reduce overall deposit costs and improve First Bank’s leverage ratio.

Other borrowings, which are comprised of daily securities sold under agreements to repurchase (in connection with cash management activities of our commercial deposit customers), decreased $13.1 million to $37.8 million at June 30, 2012, from $50.9 million at December 31, 2011, reflecting changes in customer balances associated with this product segment.

Accrued expenses and other liabilities increased $13.5 million to $129.4 million at June 30, 2012, from $115.9 million at December 31, 2011. The increase was primarily attributable to an increase in dividends payable on our Class C Fixed Rate Cumulative Perpetual Preferred Stock, or Class C Preferred Stock, and Class D Fixed Rate Cumulative Perpetual Preferred Stock, or Class D Preferred Stock, of $9.3 million to $52.4 million at June 30, 2012, and an increase in accrued interest payable on our junior subordinated debentures of $7.3 million to $40.4 million at June 30, 2012, as further discussed in Notes 9 and 10 to our consolidated financial statements.

Stockholders’ equity, including noncontrolling interest in subsidiary, was $286.1 million and $263.7 million at June 30, 2012 and December 31, 2011, respectively, reflecting an increase of $22.5 million. The increase during 2012 reflects net income, including discontinued operations, of $14.4 million and a net increase in accumulated other comprehensive income of $17.8 million primarily associated with an increase in unrealized gains on available-for-sale investment securities, partially offset by dividends declared of $9.3 million on our Class C Preferred Stock and Class D Preferred Stock and a decrease in noncontrolling interest in subsidiary of $445,000 associated with net losses in FB Holdings.

Loans and Allowance for Loan Losses

Loan Portfolio Composition. Loans, net of net deferred loan fees, represented 46.2% of our assets as of June 30, 2012, compared to 49.7% of our assets at December 31, 2011. Loans, net of net deferred loan fees, decreased $252.5 million to $3.03 billion at June 30, 2012 from $3.28 billion at December 31, 2011. The following table summarizes the composition of our loan portfolio by category at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(dollars expressed in thousands)
Commercial, financial and agricultural	$636,163	725,130
Real estate construction and development	216,894	249,987
Real estate mortgage:
One-to-four-family residential	886,650	902,438
Multi-family residential	121,879	127,356
Commercial real estate	1,105,420	1,225,538
Consumer and installment	18,785	23,333
Loans held for sale	46,289	31,111
Net deferred loan fees	(635)	(942)
Loans, net of net deferred loan fees	$3,031,445	3,283,951

The following table summarizes the composition of our loan portfolio by geographic region and/or business segment at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(dollars expressed in thousands)
Mortgage Division	$437,345	404,761
Florida	79,597	85,305
Northern California	433,480	497,434
Southern California	978,950	998,976
Chicago	179,732	190,610
Missouri	535,187	613,417
Texas	62,575	99,873
First Bank Business Capital, Inc.	—	19,496
Northern and Southern Illinois	239,328	278,541
Other	85,251	95,538
Total	$3,031,445	3,283,951

We attribute the net decrease in our loan portfolio during the first six months of 2012 primarily to:

➢

A decrease of $89.0 million, or 12.3%, in our commercial, financial and agricultural portfolio, reflecting gross loan charge-offs of $10.2 million, low loan demand within our markets and our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment, including the sale of a $10.2 million nonaccrual loan in our First Bank Business Capital, Inc. subsidiary resulting in a charge-off of $601,000 during the first quarter of 2012;

➢

A decrease of $33.1 million, or 13.2%, in our real estate construction and development portfolio, primarily attributable to gross loan charge-offs of $6.4 million, transfers to other real estate and repossessed assets of $5.3 million and other loan activity reflective of our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment. The following table summarizes the composition of our real estate construction and development portfolio by region as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(dollars expressed in thousands)
Northern California	$44,374	51,968
Southern California	97,033	99,517
Chicago	28,130	30,105
Missouri	12,731	18,096
Texas	14,748	24,850
Florida	699	1,398
Northern and Southern Illinois	12,180	17,210
Other	6,999	6,843
Total	$216,894	249,987

We have experienced significant asset quality deterioration within all geographic areas of our real estate construction and development portfolio. As a result of this asset quality deterioration, we focused on reducing our exposure to this portfolio segment and decreased the portfolio balance by $1.92 billion, or 89.9%, from $2.14 billion at December 31, 2007 to $216.9 million at June 30, 2012. Of the remaining portfolio balance of $216.9 million, $48.4 million, or 22.3%, of these loans were on nonaccrual status as of June 30, 2012, including a $19.2 million loan in our Northern California Region, and $89.8 million, or 41.4%, of these loans were considered potential problem loans, including a $71.4 million loan relationship in our Southern California Region, as further discussed below;

➢

A decrease of $15.8 million in our one-to-four-family residential real estate loan portfolio primarily attributable to gross loan charge-offs of $8.9 million, transfers to other real estate of $2.9 million and principal payments, partially offset by new loan production. The following table summarizes the composition of our one-to-four-family residential real estate loan portfolio as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(dollars expressed in thousands)
One-to-four-family residential real estate:
Bank portfolio	$139,754	165,578
Mortgage Division portfolio, excluding Florida	293,812	269,097
Florida Mortgage Division portfolio	90,693	97,818
Home equity portfolio	362,391	369,945
Total	$886,650	902,438

Our Bank portfolio consists of mortgage loans originated to customers from our retail branch banking network. The decrease in this portfolio of $25.8 million, or 15.6%, during the first six months of 2012 is primarily attributable to principal payments primarily resulting from an increasing volume of loan refinancings and the mortgage interest rate environment, and gross charge-offs of $1.4 million. As of June 30, 2012, approximately $11.9 million, or 8.5%, of this portfolio is considered impaired, consisting of nonaccrual loans of $10.3 million and performing troubled debt restructurings, or performing TDRs, of $1.6 million.

Our Mortgage Division portfolio, excluding Florida, consists of both prime mortgage loans and Alt A and sub-prime mortgage loans that were originated prior to our discontinuation of Alt A and sub-prime loan products in 2007. The increase in this portfolio of $24.7 million, or 9.2%, during the first six months of 2012 is primarily attributable to the addition of approximately $35.9 million of new loan production into this portfolio, consisting of jumbo adjustable rate and 10 and 15-year fixed rate mortgages; partially offset by principal payments, gross charge-offs of $3.5 million and transfers to other real estate. As of June 30, 2012, approximately $89.0 million, or 30.3%, of this portfolio is considered impaired, consisting of nonaccrual loans of $13.8 million and performing TDRs of $75.2 million, including loans modified in the Home Affordable Modification Program, or HAMP, of $67.9 million.

Our Florida Mortgage Division portfolio, the majority of which was acquired in November 2007 through our acquisition of Coast Bank, consists primarily of prime mortgage loans and Alt A mortgage loans. The decrease in this portfolio of $7.1 million, or 7.3%, is primarily attributable to principal payments, gross charge-offs of $1.2 million and transfers to other real estate. As of June 30, 2012, approximately $10.6 million, or 11.7%, of this portfolio is considered impaired, consisting of performing TDRs of $6.9 million, including loans modified in HAMP of $5.1 million, and nonaccrual loans of $3.7 million. Our Mortgage Division portfolio, excluding Florida, and our Florida Mortgage Division portfolio are collectively defined as our Mortgage Division portfolio unless otherwise noted.

Our home equity portfolio consists of loans originated to customers from our retail branch banking network. As of June 30, 2012, approximately $6.9 million, or 1.9%, of this portfolio is on nonaccrual status. The decrease in this portfolio of $7.6 million, or 2.0%, during the first six months of 2012 is primarily attributable to gross loan charge-offs of $2.8 million, in addition to principal payments and ordinary and seasonal fluctuations experienced within this loan product type;

➢

A decrease of $5.5 million, or 4.3%, in our multi-family residential real estate portfolio primarily attributable to gross loan charge-offs of $1.2 million, reduced loan demand within our markets as well as our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment. As of June 30, 2012, approximately $8.3 million, or 6.8%, of this portfolio is considered impaired, consisting of nonaccrual loans of $5.1 million and performing TDRs of $3.1 million;

➢

A decrease of $120.1 million, or 9.8%, in our commercial real estate portfolio primarily attributable to gross loan charge-offs of $7.4 million, transfers to other real estate of $4.7 million, reduced loan demand within our markets, our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment, including the payoff of a $17.0 million non-owner occupied performing TDR in our Northern California Region in the second quarter of 2012, and our efforts to reduce our exposure to non-owner occupied commercial real estate in the current economic environment. The following table summarizes the composition of our commercial real estate portfolio by loan type as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(dollars expressed in thousands)
Farmland	$19,005	19,322
Owner occupied	629,870	686,081
Non-owner occupied	456,545	520,135
Total	$1,105,420	1,225,538

Within our commercial real estate portfolio, we have experienced the most distress in our non-owner occupied portfolio, which constitutes approximately 41.3% of our commercial real estate portfolio at June 30, 2012. As of June 30, 2012, $19.8 million, or 4.3%, of our non-owner occupied segment is considered impaired, consisting of performing TDRs of $4.9 million and nonaccrual loans of $14.9 million. The following table summarizes the composition of our non-owner occupied loan portfolio by region as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(dollars expressed in thousands)
Northern California	$121,133	146,808
Southern California	204,683	213,394
Chicago	17,081	19,918
Missouri	64,194	77,449
Texas	18,272	27,639
Florida	9,132	10,233
Northern and Southern Illinois	20,237	22,803
Other	1,813	1,891
Total	$456,545	520,135

➢	A decrease of $4.5 million, or 19.5%, in our consumer and installment portfolio, reflecting portfolio runoff and reduced loan demand within our markets.

These decreases were partially offset by:

➢

An increase of $15.2 million, or 48.8%, in our loans held for sale portfolio primarily resulting from an increase in origination volumes and the timing of subsequent sales into the secondary mortgage market.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, other real estate and repossessed assets. The following table presents the categories of nonperforming assets and certain ratios as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(dollars expressed in thousands)
Nonperforming Assets:
Nonaccrual loans:
Commercial, financial and agricultural	$29,277	55,340
Real estate construction and development	48,412	71,244
One-to-four-family residential real estate:
Bank portfolio	10,256	14,690
Mortgage Division portfolio	17,604	16,778
Home equity portfolio	6,917	6,940
Multi-family residential	5,134	7,975
Commercial real estate	32,753	47,262
Consumer and installment	19	22
Total nonaccrual loans	150,372	220,251
Other real estate and repossessed assets	109,026	129,896
Total nonperforming assets	$259,398	350,147

Loans, net of net deferred loan fees	$3,031,445	3,283,951

Performing troubled debt restructurings	$114,268	126,442

Loans past due 90 days or more and still accruing	$777	2,744

Ratio of:
Allowance for loan losses to loans	3.97%	4.19%
Nonaccrual loans to loans	4.96	6.71
Allowance for loan losses to nonaccrual loans	79.95	62.52
Nonperforming assets to loans, other real estate and repossessed assets	8.26	10.26

Our nonperforming assets, consisting of nonaccrual loans, other real estate and repossessed assets, decreased $90.7 million, or 25.9%, to $259.4 million at June 30, 2012, from $350.1 million at December 31, 2011. Our nonperforming assets at June 30, 2012 included $7.6 million, comprised of $3.3 million of nonaccrual loans and $4.3 million of other real estate, held by FB Holdings, a subsidiary of First Bank which is 46.77% owned by FCA, an entity owned by our Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company.

We attribute the $69.9 million, or 31.7%, net decrease in our nonaccrual loans during the six months ended June 30, 2012 to the following:

➢

A decrease in nonaccrual loans of $26.1 million, or 47.1%, in our commercial, financial and agricultural portfolio, primarily driven by gross loan charge-offs of $10.2 million, the sale of a $10.2 million nonaccrual loan in our First Bank Business Capital, Inc. subsidiary resulting in a charge-off of $601,000 during the first quarter of 2012 and payments received, partially offset by additions to nonaccrual loans during the year;

➢

A decrease in nonaccrual loans of $22.8 million, or 32.0%, in our real estate construction and development loan portfolio driven by gross loan charge-offs of $6.4 million, transfers to other real estate of $5.3 million and payments received, partially offset by additions to nonaccrual loans during the year. Nonaccrual real estate construction and development loans at June 30, 2012 include a single loan in our Northern California region with a recorded investment of $19.2 million;

➢

A decrease in nonaccrual loans of $3.6 million, or 9.5%, in our one-to-four-family residential real estate loan portfolio driven by gross loan charge-offs of $8.9 million, transfers to other real estate of $2.9 million and payments received, partially offset by additions to nonaccrual loans during the year;

➢

A decrease in nonaccrual loans of $2.8 million, or 35.6%, in our multi-family residential loan portfolio primarily driven by gross loan charge-offs of $1.2 million and payments received, partially offset by additions to nonaccrual loans during the year; and

➢

A decrease in nonaccrual loans of $14.5 million, or 30.7%, in our commercial real estate portfolio primarily driven by gross loan charge-offs of $7.4 million, transfers to other real estate of $4.7 million and payments received, partially offset by additions to nonaccrual loans during the year.

The decrease in other real estate and repossessed assets of $20.9 million, or 16.1%, during the first six months of 2012 was primarily driven by the sale of other real estate properties and repossessed assets with an aggregate carrying value of $26.4 million at a net gain of $283,000 and write-downs of other real estate and repossessed assets of $6.3 million attributable to declining real estate values on certain properties, partially offset by foreclosures and other additions to other real estate aggregating $12.9 million. Of the $109.0 million balance of other real estate and repossessed assets at June 30, 2012, $51.6 million consisted of collateral with the most recent appraisal date being in 2012. The remaining $57.4 million of other real estate and repossessed assets at June 30, 2012 consisted of collateral with the most recent appraisal date being in 2011, 2010, 2009 and 2008 of $47.6 million, $9.6 million, $4,000 and $70,000, respectively, in addition to $146,000 with the fair value estimated by management or by broker’s price opinions.

The following table summarizes the composition of our nonperforming assets by region / business segment at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(dollars expressed in thousands)
Mortgage Division	$20,933	22,137
Florida	4,802	5,819
Northern California	33,999	42,370
Southern California	72,739	85,233
Chicago	28,357	37,760
Missouri	49,541	60,578
Texas	15,898	40,025
First Bank Business Capital, Inc.	—	11,411
Northern and Southern Illinois	17,566	28,931
Other	15,563	15,883
Total nonperforming assets	$259,398	350,147

During the first six months of 2012, we experienced a decline in nonperforming assets in all of our regions as a result of payment activity, sales of other real estate properties, charge-offs of loans and write-downs of other real estate properties. The decrease in our Texas Region of $24.1 million primarily resulted from a significant loan payoff received during the first quarter of 2012 and other activity, including the sale of several other real estate properties and payoffs of certain nonperforming loans during the first six months of 2012. The decrease in First Bank Business Capital, Inc.’s nonperforming assets of $11.4 million primarily resulted from the sale of a $10.2 million commercial and industrial loan resulting in a charge-off of $601,000 during the first quarter of 2012. We have been successful in reducing our overall level of nonperforming assets as a result of the completion of several initiatives in our Asset Quality Improvement Plan.

As of June 30, 2012 and December 31, 2011, loans identified by management as TDRs aggregating $33.8 million and $40.8 million, respectively, were on nonaccrual status and were classified as nonperforming loans.

Performing Troubled Debt Restructurings. The following table presents the categories of performing TDRs as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(dollars expressed in thousands)
Commercial, financial and agricultural	$3,403	4,264
Real estate construction and development	11,918	12,014
Real estate mortgage:
One-to-four-family residential	83,652	82,629
Multi-family residential	3,129	3,166
Commercial real estate	12,166	24,369
Total performing troubled debt restructurings	$114,268	126,442

The decrease in performing TDRs of $12.2 million, or 9.6%, during the first six months of 2012 was primarily attributable to the payoff of a $17.0 million commercial real estate loan in our Northern California region during the second quarter of 2012, partially offset by the modification of the contractual terms of a commercial real estate loan in our Southern California region with a recorded investment of $5.0 million during the first quarter of 2012.

Potential Problem Loans. As of June 30, 2012 and December 31, 2011, loans aggregating $184.6 million and $233.5 million, respectively, which were not classified as nonperforming assets or performing TDRs, were identified by management as having potential credit problems, or potential problem loans. These loans are generally defined as loans having an internally assigned grade of substandard and loans in the Mortgage Division which are 30-89 days past due. The following table presents the categories of our potential problem loans as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(dollars expressed in thousands)
Commercial, financial and agricultural	$17,758	32,851
Real estate construction and development	89,844	97,158
Real estate mortgage:
One-to-four-family residential	16,579	13,797
Multi-family residential	29,006	28,789
Commercial real estate	31,379	60,876
Total potential problem loans	$184,566	233,471

Potential problem loans decreased $48.9 million, or 20.9%, during the first six months of 2012. The decrease in commercial, financial and agricultural potential problem loans of $15.1 million, or 45.9%, is primarily attributable to loan payoffs, including the payoff of a $6.1 million credit relationship in our First Bank Business Capital, Inc. subsidiary during the second quarter of 2012, and other loan activity, including certain upgrades to special mention or pass status. The decrease in real estate construction and development potential problem loans of $7.3 million, or 7.5%, is primarily attributable to loan payoffs and other loan activity, including certain upgrades to special mention or pass status. The decrease in commercial real estate potential problem credits of $29.5 million, or 48.5%, is primarily attributable to the payoff of an $8.3 million credit relationship in our Southern California region during the first quarter of 2012, upgrades of certain potential problem loans to special mention status and transfers to nonaccrual status, in addition to payment activity. Potential problem loans at June 30, 2012 include a $71.4 million real estate construction and development credit relationship in our Southern California region and a $28.4 million multi-family residential real estate loan in our Chicago region. We are continuing to closely monitor these loan relationships. Based on recent valuations of the underlying collateral securing these loans, we believe these loan relationships are adequately secured. While facts and circumstances are subject to change in the future, the borrowers continue to service these obligations in accordance with the existing terms and conditions of the respective credits.

The following table summarizes the composition of our potential problem loans by region / business segment at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(dollars expressed in thousands)
Mortgage Division	$7,496	4,429
Florida	6,444	8,100
Northern California	1,060	3,507
Southern California	92,375	113,682
Chicago	41,716	41,720
Missouri	13,130	28,349
Texas	4,736	3,359
First Bank Business Capital, Inc.	—	6,114
Northern and Southern Illinois	16,287	20,922
Other	1,322	3,289
Total potential problem loans	$184,566	233,471

During the first six months of 2012, we experienced a decline in potential problem loans in most of our regions as a result of payment activity, upgrades of certain loans to special mention status from potential problem status and transfers to nonaccrual status. The decline of $21.3 million, or 18.7%, in our Southern California region during the first six months of 2012 reflects the payoff of an $8.3 million commercial real estate loan during the first quarter of 2012 and other loan activity during the year. The decline of $15.2 million, or 53.7%, in our Missouri region during the first six months of 2012 reflects certain upgrades to special mention status and other loan activity during the first six months of 2012. The decline of $6.1 million in our First Bank Business Capital, Inc. subsidiary is attributable to the aforementioned payoff of a $6.1 million commercial and industrial credit relationship. We have been successful in reducing the overall level of our potential problem loans as a result of the completion of several initiatives in our Asset Quality Improvement Plan.

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

Potential problem loans are regularly evaluated for impaired loan status by lenders, the credit administration department and the internal credit review department. When management makes the determination that a loan should be considered impaired, an initial specific reserve is allocated to the impaired loan, if necessary, until the loan is charged down to the appraised value of the underlying collateral, typically within 30 to 90 days of becoming impaired. In the current economic environment, management typically utilizes appraisals performed no earlier than 180 days prior to the charge-off, and in most cases, appraisals utilized are dated within 60 days of the charge-off. As such, management typically addresses collateral shortfalls through charge-offs as opposed to recording specific reserves on individual loans. Once a loan is charged down to the appraised value of the underlying collateral, management regularly monitors the carrying value of the loan for any additional deterioration and records additional reserves or charge-offs as necessary. As a general guideline, management orders new appraisals on any impaired loan or other real estate property in which the most recent appraisal is more than 18 months old; however, management also orders new appraisals on impaired loans or other real estate properties if they determine new appraisals are prudent based on many different factors, such as a rapid change in market conditions in a particular region.

We continue our efforts to reduce nonperforming and potential problem loans and re-define our overall strategy and business plans with respect to our loan portfolio as deemed necessary in light of ongoing and dramatic changes in market conditions in the markets in which we operate.

Allowance for Loan Losses. Our allowance for loan losses decreased to $120.2 million at June 30, 2012, compared to $137.7 million at December 31, 2011. The decrease in our allowance for loan losses of $17.5 million during the first six months of 2012 was primarily attributable to the decrease in nonaccrual loans of $69.9 million, the decrease in potential problem loans of $48.9 million and the $252.5 million decrease in the overall level of our loan portfolio.

Our allowance for loan losses as a percentage of loans, net of net deferred loan fees, was 3.97% and 4.19% at June 30, 2012 and December 31, 2011, respectively. The decrease in the allowance for loan losses as a percentage of loans, net of net deferred loan fees, during the first six months of 2012 was primarily attributable to the decrease in our nonaccrual and potential problem loans during the period, which generally results in a higher allowance for loan losses being allocated to these loans, in addition to a decrease in our historical net loan charge-off experience as a result of declining charge-off levels for the six months ended June 30, 2012 and year ended December 31, 2011, as compared to the years ended December 31, 2010, 2009 and 2008.

Our allowance for loan losses as a percentage of nonaccrual loans was 79.95% and 62.52% at June 30, 2012 and December 31, 2011, respectively. The increase in the allowance for loan losses as a percentage of nonaccrual loans during the first six months of 2012 was primarily attributable to the decrease in nonaccrual loans, a portion of which did not carry a specific allowance for loan losses as these loans had been charged down to the estimated fair value of the related collateral less estimated costs to sell.

Changes in the allowance for loan losses for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars expressed in thousands)
Allowance for loan losses, beginning of period	$130,348	183,973	137,710	201,033

Loans charged-off:
Commercial, financial and agricultural	(5,152)	(17,190)	(10,233)	(22,744)
Real estate construction and development	(3,339)	(9,372)	(6,423)	(19,686)
Real estate mortgage:
One-to-four family residential loans:
Bank portfolio	(854)	(863)	(1,442)	(1,564)
Mortgage Division portfolio	(2,452)	(4,090)	(4,643)	(10,708)
Home equity portfolio	(1,682)	(1,809)	(2,831)	(4,215)
Multi-family residential loans	(237)	(2,930)	(1,169)	(2,930)
Commercial real estate loans	(4,037)	(12,927)	(7,390)	(24,021)
Consumer and installment	(194)	(77)	(269)	(295)
Total	(17,947)	(49,258)	(34,400)	(86,163)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	2,686	1,076	5,744	3,966
Real estate construction and development	2,986	513	3,719	4,383
Real estate mortgage:
One-to-four family residential loans:
Bank portfolio	504	275	644	402
Mortgage Division portfolio	551	861	1,522	1,946
Home equity portfolio	168	203	309	273
Multi-family residential loans	32	43	43	43
Commercial real estate loans	858	385	2,846	2,104
Consumer and installment	41	115	90	199
Total	7,826	3,471	14,917	13,316
Net loans charged-off	(10,121)	(45,787)	(19,483)	(72,847)
Provision for loan losses	—	23,000	2,000	33,000
Allowance for loan losses, end of period	$120,227	161,186	120,227	161,186

Our net loan charge-offs were $10.1 million and $19.5 million for the three and six months ended June 30, 2012, respectively, as compared to $45.8 million and $72.8 million for the comparable periods in 2011. Our annualized net loan charge-offs as a percentage of average loans were 1.31% and 1.24% for the three and six months ended June 30, 2012, respectively, compared to 4.71% and 3.57% for the three and six months ended June 30, 2011, respectively.

The decrease in our net loan charge-off levels for the three and six months ended June 30, 2012, as compared to the comparable periods in 2011, is primarily attributable to the following:

➢

A decrease in net loan charge-offs of $13.6 million and $14.3 million associated with our commercial, financial and agricultural portfolio for the three and six months ended June 30, 2012, respectively, as compared to the comparable periods in 2011. Net loan charge-offs for the three and six months ended June 30, 2011 included charge-offs of $4.9 million on a First Bank Business Capital, Inc. loan and $2.6 million on a loan in our Texas region;

➢

A decrease in net loan charge-offs of $8.5 million and $12.6 million associated with our real estate construction and development portfolio for the three and six months ended June 30, 2012, respectively, as compared to the comparable periods in 2011. Net loan charge-offs for the six months ended June 30, 2011 included a charge-off of $5.7 million during the first quarter of 2011 on a loan in our Missouri region. Although the overall level of charge-offs has declined with the significant decrease in the balance of loans in our real estate construction and development portfolio, we continue to experience significant distress and unstable market conditions throughout our market areas, resulting in continued high levels of developer inventories, slower lot and home sales and declining real estate values;

➢

A decrease in net loan charge-offs of $1.7 million and $7.4 million associated with our one-to-four-family residential loan portfolio for the three and six months ended June 30, 2012, respectively, as compared to the comparable periods in 2011. Net loan charge-offs in our Mortgage Division portfolio decreased $1.3 million and $5.6 million for the three and six months ended June 30, 2012, respectively, as compared to the comparable periods in 2011. The decrease in net loan charge-offs in our Mortgage Division is primarily reflective of the declining portfolio balance of Alt A and subprime loans and the decrease in nonaccrual loans throughout 2011 and the first six months of 2012, in addition to improving delinquency trends; and

➢

A decrease in net loan charge-offs of $9.4 million and $17.4 million associated with our commercial real estate portfolio for the three and six months ended June 30, 2012, respectively, as compared to the comparable periods in 2011, primarily attributable to the declining portfolio balance, in particular our non-owner occupied commercial real estate portfolio, and decreases in nonaccrual and potential problem loans. We recorded a charge-off of $5.3 million on a loan in our Southern California region during the second quarter of 2011.

The following table summarizes the composition of our net loan charge-offs (recoveries) by region / business segment for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars expressed in thousands)
Mortgage Division	$1,898	3,228	3,119	8,761
Florida	(116)	1,226	995	2,552
Northern California	2,973	5,552	3,111	8,600
Southern California	2,141	10,808	2,924	16,276
Chicago	386	2,548	(65)	3,343
Missouri	793	5,754	4,600	13,247
Texas	(516)	7,298	991	8,981
First Bank Business Capital, Inc.	796	4,783	1,188	4,321
Northern and Southern Illinois	1,585	2,877	1,877	4,171
Other	181	1,713	743	2,595
Total net loan charge-offs	$10,121	45,787	19,483	72,847

As discussed above, the decrease in net loan charge-offs in our Mortgage Division is reflective of the declining portfolio balance and the decrease in nonaccrual loans throughout 2011 and the first six months of 2012, in addition to improving delinquency trends. The decrease in net loan charge-offs in our Northern California region was primarily attributable to a charge-off of $2.6 million on a commercial real estate loan during the first quarter of 2011. The decrease in net loan charge-offs in our Southern California region was primarily attributable to the resolution and declining balance of nonaccrual loans in this region and a charge-off of $5.3 million on a commercial real estate loan during the second quarter of 2011. The decrease in net loan charge-offs in our Missouri region was primarily attributable to a charge-off of $5.7 million on a real estate construction and development loan during the first quarter of 2011. The decrease in net charge-offs in our Texas Region was primarily attributable to charge-offs of $2.6 million on a commercial and industrial loan and $2.1 million on a real estate construction and development loan during the second quarter of 2011 in addition to the declining portfolio balance and decrease in nonaccrual loans throughout 2011 and the first six months of 2012.

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

A summary of the allowance for loan losses to loans by category as of June 30, 2012 and December 31, 2011 is as follows:

	June 30,	December 31,
	2012	2011
Commercial, financial and agricultural	3.46%	3.76%
Real estate construction and development	10.06	9.95
Real estate mortgage:
One-to-four-family residential loans	4.93	5.64
Multi-family residential loans	3.95	3.81
Commercial real estate loans	2.49	2.40
Consumer and installment	2.17	1.95
Total	3.97	4.19

The changes in the percentage of the allocated allowance for loan losses to loans in these portfolio segments are reflective of changes in the overall level of special mention loans, potential problem loans, performing TDRs and nonaccrual loans within each of these portfolio segments, in addition to other qualitative and quantitative factors.

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

We are “asset-sensitive,” indicating that our assets would generally re-price with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 5.8% of net interest income, based on assets and liabilities at June 30, 2012. At June 30, 2012, we remain in an asset-sensitive position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve, as projected in our simulation model, are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with the effect of significant declines in interest rates that began in late 2007 and continued throughout 2008 and 2009 to historically low levels that remain prevalent in the current marketplace, and the overall level of our nonperforming assets, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.

We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of June 30, 2012, adjusted to account for anticipated prepayments:

			Over Six
	Three	Over Three	through	Over One
	Months or	through Six	Twelve	through Five	Over Five
	Less	Months	Months	Years	Years	Total
	(dollars expressed in thousands)
Interest-earning assets:
Loans (1)	$1,684,492	265,108	323,323	691,303	67,219	3,031,445
Investment securities	201,584	116,914	308,193	1,377,653	837,280	2,841,624
FRB and FHLB stock	26,115	—	—	—	—	26,115
Short-term investments	204,431	—	—	—	—	204,431
Total interest-earning assets	$2,116,622	382,022	631,516	2,068,956	904,499	6,103,615
Interest-bearing liabilities:
Interest-bearing demand deposits	$335,731	208,698	136,107	99,812	127,033	907,381
Money market deposits	1,587,946	—	—	—	—	1,587,946
Savings deposits	45,366	37,361	32,023	45,367	106,745	266,862
Time deposits	361,229	314,074	385,434	281,012	103	1,341,852
Other borrowings	37,814	—	—	—	—	37,814
Subordinated debentures	282,480	—	—	—	71,615	354,095
Total interest-bearing liabilities	$2,650,566	560,133	553,564	426,191	305,496	4,495,950
Interest-sensitivity gap:
Periodic	$(533,944)	(178,111)	77,952	1,642,765	599,003	1,607,665
Cumulative	(533,944)	(712,055)	(634,103)	1,008,662	1,607,665
Ratio of interest-sensitive assets to interest-
sensitive liabilities:
Periodic	0.80	0.68	1.14	4.85	2.96	1.36
Cumulative	0.80	0.78	0.83	1.24	1.36
____________________

(1)	Loans are presented net of net deferred loan fees.

Management made certain assumptions in preparing the foregoing table. These assumptions included:

➢	Loans will repay at projected repayment rates;
➢	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

➢	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and
➢	Fixed maturity deposits will not be withdrawn prior to maturity.

A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.

We were in an overall asset-sensitive position of $1.61 billion, or 24.5% of our total assets, and $1.52 billion, or 22.9% of our total assets, at June 30, 2012 and December 31, 2011, respectively. We were in an overall liability-sensitive position on a cumulative basis through the twelve-month time horizon of $634.1 million, or 9.7% of our total assets, and $284.0 million, or 4.3% of our total assets at June 30, 2012 and December 31, 2011, respectively.

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

The derivative instruments we held as of June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012		December 31, 2011
	Notional	Credit	Notional	Credit
	Amount	Exposure	Amount	Exposure
	(dollars expressed in thousands)
Interest rate swap agreements	$25,000	—	50,000	—
Customer interest rate swap agreements	14,428	172	47,240	441
Interest rate lock commitments	85,648	3,090	38,985	1,381
Forward commitments to sell mortgage-backed securities	110,500	—	58,800	—

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

The earnings associated with our derivative instruments reflect the interest rate environment during these periods as well as the overall level of our derivative instruments throughout these periods. We recorded net losses on derivative instruments, which are included in noninterest income in the consolidated statements of operations, of $2,000 and $38,000 for the three and six months ended June 30, 2012, respectively, compared to $165,000 and $221,000 for the comparable periods in 2011. The net losses on derivative instruments are attributable to changes in the fair value and the net interest differential of our interest rate swap agreements.

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

First Bank has built a significant amount of available balance sheet liquidity since 2009 in anticipation of the expected completion of certain transactions associated with our Capital Plan, as further described under “—Recent Developments and Other Matters – Capital Plan.” Our cash and cash equivalents were $321.7 million and $472.0 million at June 30, 2012 and December 31, 2011, respectively. The majority of funds were maintained in our correspondent bank account with the FRB. The decrease in our cash and cash equivalents of $150.3 million is further discussed under “—Financial Condition.”

We are actively increasing our unpledged investment securities portfolio in an effort to improve our net interest income and increase our available liquidity. Our unpledged investment securities increased $348.8 million to $2.59 billion at June 30, 2012, compared to $2.24 billion at December 31, 2011, and are mostly comprised of highly liquid and readily marketable available-for-sale securities. The combined level of cash and cash equivalents and unpledged investment securities provided us with total available liquidity of $2.91 billion and $2.71 billion at June 30, 2012 and December 31, 2011, respectively. As such, despite significant cash outflows to support transactions associated with our Capital Plan and the prepayment of $720.0 million of secured term borrowings during 2010, we have maintained available liquidity of $2.91 billion, or 44.4% of total assets, at June 30, 2012. Our ability to maintain strong liquidity was achieved by a substantial shift in our balance sheet from loans to short-term investments and investment securities. Our loan-to-deposit ratio decreased to 56.2% at June 30, 2012 from 60.2% at December 31, 2011, while the ratio of our cash and cash equivalents and investment securities to total assets increased to 48.2% at June 30, 2012 from 44.5% at December 31, 2011.

On June 30, 2012, we reclassified certain of our available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $729.1 million in aggregate, as further described in Note 3 to the consolidated financial statements. The net gross unrealized gain on these available-for-sale investment securities at the time of transfer was $11.7 million, in aggregate, and was recorded as additional premium on the investment securities and will be amortized over the remaining lives of the respective securities. The unrealized gain included as a component of accumulated other comprehensive income was $7.6 million at June 30, 2012, net of tax of $4.1 million. The amortization of the unrealized gain reported in stockholders’ equity will also be amortized as an adjustment to interest income on investment securities over the remaining lives of the respective securities. Consequently, the combined amortization of the additional premium and the unrealized gain will have no impact on interest income on investment securities. The determination of the reclassification was made by management based on our current and expected future liquidity levels and the resulting intent to hold those investment securities to maturity.

During the first six months of 2012, we reduced our aggregate funds acquired from other sources of funds by $53.6 million to $519.0 million at June 30, 2012, from $572.6 million at December 31, 2011. These other sources of funds include certificates of deposit of $100,000 or more and other borrowings, which are comprised of daily securities sold under agreements to repurchase. The decrease was attributable to a reduction in certificates of deposit of $100,000 or more of $40.5 million and a decrease in our daily repurchase agreements of $13.1 million. The reduction in certificates of deposit of $100,000 or more was primarily attributable to a planned reduction of higher rate single-service certificate of deposit relationships in an effort to utilize a portion of our current available liquidity and improve First Bank’s leverage ratio. The following table presents the maturity structure of these other sources of funds at June 30, 2012:

	Certificates of
	Deposit of	Other
	$100,000 or More	Borrowings	Total
	(dollars expressed in thousands)
Three months or less	$135,131	37,814	172,945
Over three months through six months	110,681	—	110,681
Over six months through twelve months	136,706	—	136,706
Over twelve months	98,660	—	98,660
Total	$481,178	37,814	518,992

In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency liquidity purposes. Advances drawn on First Bank’s established borrowing relationship require the prior approval of the FRB. First Bank did not have any FRB borrowings outstanding at June 30, 2012 or December 31, 2011.

First Bank also has a borrowing relationship with the FHLB. First Bank’s borrowing capacity through its relationship with the FHLB was approximately $333.2 million and $370.7 million at June 30, 2012 and December 31, 2011, respectively. The borrowing relationship is secured by one-to-four-family residential, multi-family residential and commercial real estate loans. The reduction in First Bank’s borrowing capacity with the FHLB during the first six months of 2012 primarily resulted from the corresponding decrease in the loan portfolio during this period, as further described under “—Loans and Allowance for Loan Losses.” First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. All borrowing requests require approval from the FHLB. First Bank did not have any FHLB advances outstanding at June 30, 2012 or December 31, 2011.

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

First Banks, Inc. First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company’s liquidity position is affected by dividends received from its subsidiaries and the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the Company (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, and proceeds the Company raises through the issuance of debt and/or equity instruments, if any. The Company’s unrestricted cash totaled $3.6 million and $2.8 million at June 30, 2012 and December 31, 2011, respectively. The Company had restricted cash of $2.0 million at December 31, 2011, which became unrestricted in February 2012.

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

Additional long-term funding is provided by our junior subordinated debentures, as further described in Note 9 to our consolidated financial statements. As of June 30, 2012, we had 13 affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. The sole assets of the statutory and business trusts are our junior subordinated debentures.

We agreed, among other things, not to pay any dividends on our common or preferred stock or make any distributions of interest or other sums on our trust preferred securities without the prior approval of the FRB, as previously discussed under “—Recent Developments and Other Matters – Regulatory Agreements.”

In August 2009, we announced the deferral of our regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated debentures and the related trust indentures allow us to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. Such payment default or penalty would likely have a material adverse effect on our business, financial condition or results of operations. During the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to our junior subordinated debentures. Accordingly, we also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September 2009, as further described in Note 10 to our consolidated financial statements.

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

➢

First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so. As discussed above, First Bank has no outstanding borrowings at June 30, 2012, with the exception of $37.8 million of daily repurchase agreements utilized by customers as an alternative deposit product, and has substantial borrowing capacity through its relationship with the FHLB; or

➢	The Company has difficulty raising cash through the future issuance of debt or equity instruments or by accessing additional sources of credit.

The Company’s financial flexibility may be severely constrained if we are unable to maintain our access to funding or if adequate financing on terms acceptable to us is not available in the marketplace. If we are required to rely more heavily on more expensive funding sources to support our business, our revenues may not increase proportionately to cover our costs. In this case, our operating margins would likely be materially adversely affected. A lack of liquidity and/or cost-effective funding alternatives could materially adversely affect our business, financial condition and results of operations.

Other Commitments and Contractual Obligations. We have entered into long-term leasing arrangements and other commitments and contractual obligations in conjunction with our ongoing operating activities. The required payments under such leasing arrangements, other commitments and contractual obligations at June 30, 2012 were as follows:

	Less Than 1
	Year	1-3 Years	3-5 Years	Over 5 Years	Total (1)
	(dollars expressed in thousands)
Operating leases (2)	$9,836	13,512	7,843	13,268	44,459
Certificates of deposit (3)	1,059,893	263,316	18,539	104	1,341,852
Other borrowings	37,814	—	—	—	37,814
Subordinated debentures (4)	—	—	—	354,095	354,095
Preferred stock issued under the CPP (4) (5)	—	—	—	310,170	310,170
Other contractual obligations	557	59	3	—	619
Total	$1,108,100	276,887	26,385	677,637	2,089,009

____________________

(1)

Amounts exclude ASC Topic 740 unrecognized tax liabilities of $1.4 million and related accrued interest expense of $172,000 for which the timing of payment of such liabilities cannot be reasonably estimated as of June 30, 2012.

(2)

Amounts exclude operating leases associated with discontinued operations of $1.4 million, $2.6 million, $2.3 million and $3.9 million for less than 1 year, 1-3 years, 3-5 years and over 5 years, respectively, or a total of $10.2 million.

(3)	Amounts exclude the related accrued interest expense on certificates of deposit of $649,000 as of June 30, 2012.
(4)

Amounts exclude the accrued interest expense on junior subordinated debentures and the accrued dividends declared on preferred stock issued under the CPP of $40.4 million and $52.4 million, respectively, as of June 30, 2012. As further described under “—Recent Developments and Other Matters – Regulatory Agreements,” we currently may not make any distributions of interest or other sums on our junior subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are included under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management,” appearing on pages 64 through 66 of this report.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The information required by this item is set forth in Part I, Item 1 – Financial Statements, under Note 17, Contingent Liabilities, to our consolidated financial statements appearing elsewhere in this report and is incorporated herein by reference.

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

ITEM 5 – OTHER INFORMATION

On August 8, 2012, the Company filed an Amendment of its Articles of Incorporation with the Missouri Secretary of State, or the Amendment. The Amendment provides for the following change to the Company’s Articles of Incorporation:

➢

Article Three, Subparagraph 4 – The existing provision currently authorizes the issuance of up to 5,000,000 shares of preferred stock having a par value of $1.00 per share and having such rights, privileges and powers as may be prescribed by the Board of Directors of the Company. The Company has previously designated the terms of Class C Fixed Rate Cumulative Perpetual Preferred Stock and Class D Fixed Rate Cumulative Perpetual Preferred Stock, and has issued 310,170 shares of such preferred stock, collectively. This provision was amended by the Amendment to reduce the number of such shares of preferred stock authorized to be designated and issued to 310,170.

The description of the Amendment set forth above is only a summary and is qualified in its entirety by reference to the Restated Articles of Incorporation of the Company attached hereto as Exhibit 3.1 and incorporated herein by reference.

ITEM 6 – EXHIBITS

The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the Company, as amended – filed herewith.

31.1	Rule 13a-14(a) / 15d-14(a) Certifications of Chief Executive Officer – filed herewith.

31.2	Rule 13a-14(a) / 15d-14(a) Certifications of Chief Financial Officer – filed herewith.

32.1	Section 1350 Certifications of Chief Executive Officer – furnished herewith.

32.2	Section 1350 Certifications of Chief Financial Officer – furnished herewith.

101

Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2012

FIRST BANKS, INC.

By:	/s/	Terrance M. McCarthy
Terrance M. McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Lisa K. Vansickle
Lisa K. Vansickle
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)