Form 10-Q
period 2012-09-30
FIRST BANKS, INC
filed 2012-11-02
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2012
Common Stock, $250.00 par value	23,661

FIRST BANKS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FIRST BANKS, INC.
CONSOLIDATED BALANCE SHEETS – (UNAUDITED)
(dollars expressed in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$95,571	100,693
Short-term investments	193,435	371,318
Total cash and cash equivalents	289,006	472,011
Investment securities:
Available for sale	2,081,535	2,457,887
Held to maturity (fair value of $687,433 and $13,424, respectively)	682,748	12,817
Total investment securities	2,764,283	2,470,704
Loans:
Commercial, financial and agricultural	625,402	725,130
Real estate construction and development	204,822	249,987
Real estate mortgage	2,173,574	2,255,332
Consumer and installment	18,752	23,333
Loans held for sale	58,241	31,111
Net deferred loan fees	(360)	(942)
Total loans	3,080,431	3,283,951
Allowance for loan losses	(114,202)	(137,710)
Net loans	2,966,229	3,146,241
Federal Reserve Bank and Federal Home Loan Bank stock	26,712	27,078
Bank premises and equipment, net	121,713	127,868
Goodwill and other intangible assets	121,967	121,967
Deferred income taxes	26,967	19,121
Other real estate and repossessed assets	110,353	129,896
Other assets	65,694	73,018
Assets of discontinued operations	20,203	21,009
Total assets	$6,513,127	6,608,913

LIABILITIES
Deposits:
Noninterest-bearing demand	$1,272,660	1,209,759
Interest-bearing demand	931,511	884,168
Savings and money market	1,835,525	1,893,560
Time deposits of $100 or more	463,752	521,674
Other time deposits	829,180	942,669
Total deposits	5,332,628	5,451,830
Other borrowings	28,370	50,910
Subordinated debentures	354,114	354,057
Deferred income taxes	34,107	26,261
Accrued expenses and other liabilities	138,727	115,902
Liabilities of discontinued operations	326,146	346,282
Total liabilities	6,214,092	6,345,242
STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding	290,863	288,203
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	12,480
Retained deficit	(177,202)	(183,351)
Accumulated other comprehensive income	42,850	16,066
Total First Banks, Inc. stockholders’ equity	205,312	169,719
Noncontrolling interest in subsidiary	93,723	93,952
Total stockholders’ equity	299,035	263,671
Total liabilities and stockholders’ equity	$6,513,127	6,608,913
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(dollars expressed in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$34,874	43,098	109,641	143,010
Investment securities	15,235	12,911	43,394	32,410
Federal Reserve Bank and Federal Home Loan Bank stock	290	340	850	1,075
Short-term investments	137	347	596	1,359
Total interest income	50,536	56,696	154,481	177,854
Interest expense:
Deposits:
Interest-bearing demand	140	240	420	803
Savings and money market	754	1,854	2,616	6,584
Time deposits of $100 or more	911	1,683	3,109	6,214
Other time deposits	1,522	2,800	5,274	10,056
Other borrowings	16	36	57	102
Subordinated debentures	3,747	3,408	11,116	10,076
Total interest expense	7,090	10,021	22,592	33,835
Net interest income	43,446	46,675	131,889	144,019
Provision for loan losses	—	19,000	2,000	52,000
Net interest income after provision for loan losses	43,446	27,675	129,889	92,019
Noninterest income:
Service charges on deposit accounts and customer service fees	8,877	9,904	26,511	29,003
Gain on loans sold and held for sale	4,325	2,520	10,308	3,928
Net gain on investment securities	789	4,165	1,306	5,282
Decrease in fair value of servicing rights	(2,417)	(4,370)	(4,608)	(6,739)
Loan servicing fees	1,741	2,035	5,659	6,404
Other	3,176	2,491	9,894	7,744
Total noninterest income	16,491	16,745	49,070	45,622
Noninterest expense:
Salaries and employee benefits	18,990	19,557	56,797	58,407
Occupancy, net of rental income	5,735	5,691	15,780	17,645
Furniture and equipment	2,605	2,716	7,777	8,773
Postage, printing and supplies	641	695	2,055	2,211
Information technology fees	5,219	6,452	17,130	19,560
Legal, examination and professional fees	2,240	2,828	7,700	9,095
Amortization of intangible assets	—	712	—	2,278
Advertising and business development	522	459	1,569	1,386
FDIC insurance	3,322	3,550	10,037	12,212
Write-downs and expenses on other real estate and repossessed assets	2,922	2,551	11,204	12,970
Other	6,861	10,548	18,849	22,467
Total noninterest expense	49,057	55,759	148,898	167,004
Income (loss) from continuing operations before (benefit) provision for income taxes	10,880	(11,339)	30,061	(29,363)
(Benefit) provision for income taxes	(138)	(11,581)	78	(11,457)
Net income (loss) from continuing operations, net of tax	11,018	242	29,983	(17,906)
Loss from discontinued operations, net of tax	(2,329)	(2,984)	(7,333)	(8,895)
Net income (loss)	8,689	(2,742)	22,650	(26,801)
Less: net income (loss) attributable to noncontrolling interest in subsidiary	216	(668)	(229)	(1,530)
Net income (loss) attributable to First Banks, Inc.	$8,473	(2,074)	22,879	(25,271)
Preferred stock dividends declared and undeclared	4,753	4,506	14,070	13,341
Accretion of discount on preferred stock	893	874	2,660	2,593
Net income (loss) available to common stockholders	$2,827	(7,454)	6,149	(41,205)
Basic and diluted earnings (loss) per common share from continuing operations	$217.91	(188.89)	569.81	(1,365.48)
Basic and diluted loss per common share from discontinued operations	$(98.43)	(126.12)	(309.92)	(375.94)
Basic and diluted earnings (loss) per common share	$119.48	(315.01)	259.89	(1,741.42)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(dollars expressed in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$8,689	(2,742)	22,650	(26,801)
Other comprehensive income (loss):
Unrealized gains on available-for-sale investment securities, net of tax	2,740	5,644	14,610	29,024
Reclassification adjustment for available-for-sale investment securities gains included in net income (loss), net of tax	(422)	(2,708)	(758)	(3,427)
Amortization of net unrealized gain associated with reclassification of available-for-sale investment securities to held-to-maturity investment securities, net of taxes	(474)	—	(474)	—
Reclassification adjustment for deferred tax asset valuation allowance on investment securities	7,086	(10,002)	13,297	2,200
Amortization of net loss related to pension liability, net of tax	21	15	63	47
Reclassification adjustment for deferred tax asset valuation allowance on pension liability	15	12	46	35
Other comprehensive income (loss)	8,966	(7,039)	26,784	27,879
Comprehensive income (loss)	17,655	(9,781)	49,434	1,078
Comprehensive income (loss) attributable to noncontrolling interest in subsidiary	216	(668)	(229)	(1,530)
Comprehensive income (loss) attributable to First Banks, Inc.	$17,439	(9,113)	49,663	2,608
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (UNAUDITED)
Nine Months Ended September 30, 2012 and Year Ended December 31, 2011
(dollars expressed in thousands)

	First Banks, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2010	$315,143	5,915	12,480	(120,827)	(2,318)	96,902	307,295
Net loss	—	—	—	(41,150)	—	(2,950)	(44,100)
Other comprehensive income	—	—	—	—	18,384	—	18,384
Accretion of discount on preferred stock	3,466	—	—	(3,466)	—	—	—
Preferred stock dividends declared	—	—	—	(17,908)	—	—	(17,908)
Balance, December 31, 2011	318,609	5,915	12,480	(183,351)	16,066	93,952	263,671
Net income	—	—	—	22,879	—	(229)	22,650
Other comprehensive income	—	—	—	—	26,784	—	26,784
Accretion of discount on preferred stock	2,660	—	—	(2,660)	—	—	—
Preferred stock dividends declared	—	—	—	(14,070)	—	—	(14,070)
Balance, September 30, 2012	$321,269	5,915	12,480	(177,202)	42,850	93,723	299,035
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(dollars expressed in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss) attributable to First Banks, Inc.	$22,879	(25,271)
Net loss attributable to noncontrolling interest in subsidiary	(229)	(1,530)
Less: net loss from discontinued operations	(7,333)	(8,895)
Net income (loss) from continuing operations	29,983	(17,906)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	8,885	9,995
Amortization of intangible assets	—	2,278
Amortization and accretion of investment securities	11,471	8,286
Originations of loans held for sale	(325,844)	(177,527)
Proceeds from sales of loans held for sale	305,523	199,224
Provision for loan losses	2,000	52,000
Provision for current income taxes	78	455
Provision (benefit) for deferred income taxes	5,864	(12,177)
(Decrease) increase in deferred tax asset valuation allowance	(5,864)	265
Decrease in accrued interest receivable	1,511	2,790
Increase in accrued interest payable	8,953	5,466
Gain on loans sold and held for sale	(10,308)	(3,928)
Net gain on investment securities	(1,306)	(5,282)
Decrease in fair value of servicing rights	4,608	6,739
Write-downs on other real estate and repossessed assets	7,939	8,410
Other operating activities, net	9,819	17,467
Net cash provided by operating activities – continuing operations	53,312	96,555
Net cash used in operating activities – discontinued operations	(6,671)	(7,881)
Net cash provided by operating activities	46,641	88,674
Cash flows from investing activities:
Net cash paid for sale of assets and liabilities of discontinued operations, net of cash and cash equivalents sold	—	(51,339)
Cash paid for sale of branches, net of cash and cash equivalents sold	—	(16,256)
Proceeds from sales of investment securities available for sale	315,238	283,713
Maturities of investment securities available for sale	576,635	197,721
Maturities of investment securities held to maturity	57,531	538
Purchases of investment securities available for sale	(1,226,473)	(1,372,074)
Purchases of investment securities held to maturity	—	(3,450)
Net redemptions of Federal Reserve Bank and Federal Home Loan Bank stock	366	2,864
Proceeds from sales of commercial loans	20,386	65,867
Cash paid for purchase of one-to-four-family residential real estate loans	(141,048)	—
Net decrease in loans	276,703	732,727
Recoveries of loans previously charged-off	22,819	16,928
Purchases of bank premises and equipment	(3,934)	(3,825)
Net proceeds from sales of other real estate and repossessed assets	33,837	57,619
Other investing activities, net	216	145
Net cash used in investing activities – continuing operations	(67,724)	(88,822)
Net cash provided by investing activities – discontinued operations	104	2,737
Net cash used in investing activities	(67,620)	(86,085)
Cash flows from financing activities:
Increase (decrease) in demand, savings and money market deposits	52,209	(57,693)
Decrease in time deposits	(171,411)	(406,225)
(Decrease) increase in other borrowings	(22,540)	21,311
Net cash used in financing activities – continuing operations	(141,742)	(442,607)
Net cash used in financing activities – discontinued operations	(20,284)	(57,110)
Net cash used in financing activities	(162,026)	(499,717)
Net decrease in cash and cash equivalents	(183,005)	(497,128)
Cash and cash equivalents, beginning of period	472,011	995,758
Cash and cash equivalents, end of period	$289,006	498,630

Supplemental disclosures of cash flow information:
Cash paid for interest on liabilities	$13,639	28,369
Cash received for income taxes	(458)	(99)
Noncash investing and financing activities:
Reclassification of investment securities from available for sale to held to maturity	$729,142	—
Loans transferred to other real estate and repossessed assets	21,788	52,597
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION
The consolidated financial statements of First Banks, Inc. and subsidiaries (the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the Company’s 2011 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
The Company operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; FB Holdings, LLC (FB Holdings); Small Business Loan Source LLC; ILSIS, Inc.; FBIN, Inc.; SBRHC, Inc.; HVIIHC, Inc.; FBSA Missouri, Inc.; FBSA California, Inc.; NT Resolution Corporation; and LC Resolution Corporation. All of the subsidiaries are wholly owned as of September 30, 2012, except FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, as further described in Note 16 to the consolidated financial statements. FB Holdings is included in the consolidated financial statements and the noncontrolling ownership interest is reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiary” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, is reported as “net income (loss) attributable to noncontrolling interest in subsidiary” in the consolidated statements of operations.

NOTE 2 – DISCONTINUED OPERATIONS
Discontinued Operations. The assets and liabilities associated with the transactions described (and defined) below were previously reported in the First Bank segment and were sold, or are expected to be sold, as part of the Company’s Capital Optimization Plan (Capital Plan). The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities associated with the Florida Region as of September 30, 2012 and December 31, 2011, and to the operations of First Bank’s 19 Florida retail branches and three of First Bank’s Northern Illinois retail branches for the three and nine months ended September 30, 2012 and 2011, as applicable. The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations. All financial information in the consolidated financial statements and notes to the consolidated financial statements is reported on a continuing operations basis, unless otherwise noted.
Florida Region. On January 25, 2012, First Bank entered into a Branch Purchase and Assumption Agreement to sell certain assets and transfer certain liabilities associated with First Bank’s Florida franchise (Florida Region) to an unaffiliated financial institution. Under the terms of the agreement, the unaffiliated financial institution was to assume approximately $345.3 million of deposits associated with First Bank’s 19 Florida retail branches for a premium of 2.3%. The unaffiliated financial institution was also expected to purchase premises and equipment and assume the leases associated with the Florida Region at a discount of $1.2 million. The agreement was subject to several closing conditions. The potential buyer failed to meet certain conditions and First

Bank exercised its right to terminate the agreement on April 4, 2012. Under the terms of the agreement, First Bank received an escrow deposit from the potential buyer upon the termination of the agreement that was more than sufficient to offset First Bank’s expenses associated with the proposed transaction. The assets and liabilities associated with the Florida Region are reflected in assets and liabilities of discontinued operations in the consolidated balance sheet as of September 30, 2012 and December 31, 2011. The Company continued to apply discontinued operations accounting to the assets and liabilities and related operations of the Florida Region as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 as it continues to actively market the Florida Region for sale.
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
Assets and liabilities of discontinued operations at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	Florida	Florida
	(dollars expressed in thousands)
Cash and due from banks	$2,016	2,147
Loans:
Commercial, financial and agricultural	—	65
Consumer and installment, net of net deferred loan fees	—	263
Total loans	—	328
Bank premises and equipment, net	14,149	14,496
Goodwill and other intangible assets	4,000	4,000
Other assets	38	38
Assets of discontinued operations	$20,203	21,009
Deposits:
Noninterest-bearing demand	$28,325	24,966
Interest-bearing demand	26,134	23,144
Savings and money market	147,008	158,328
Time deposits of $100 or more	46,681	48,613
Other time deposits	77,526	90,823
Total deposits	325,674	345,874
Other borrowings	188	272
Accrued expenses and other liabilities	284	136
Liabilities of discontinued operations	$326,146	346,282

Loss from discontinued operations, net of tax, for the three months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
	Florida	Florida	Northern Illinois	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$—	5	—	5
Interest expense:
Interest on deposits	446	948	—	948
Net interest loss	(446)	(943)	—	(943)
Provision for loan losses	—	—	—	—
Net interest loss after provision for loan losses	(446)	(943)	—	(943)
Noninterest income:
Service charges and customer service fees	299	332	—	332
Other	10	5	—	5
Total noninterest income	309	337	—	337
Noninterest expense:
Salaries and employee benefits	1,100	1,139	—	1,139
Occupancy, net of rental income	633	646	—	646
Furniture and equipment	111	159	—	159
Legal, examination and professional fees	3	5	—	5
Amortization of intangible assets	—	16	—	16
FDIC insurance	197	231	—	231
Other	148	182	—	182
Total noninterest expense	2,192	2,378	—	2,378
Loss from operations of discontinued operations	(2,329)	(2,984)	—	(2,984)
Benefit for income taxes	—	—	—	—
Net loss from discontinued operations, net of tax	$(2,329)	(2,984)	—	(2,984)

Loss from discontinued operations, net of tax, for the nine months ended September 30, 2012 and 2011 was as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
	Florida	Florida	Northern Illinois	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$4	13	895	908
Interest expense:
Interest on deposits	1,514	3,331	261	3,592
Net interest (loss) income	(1,510)	(3,318)	634	(2,684)
Provision for loan losses	—	—	—	—
Net interest (loss) income after provision for loan losses	(1,510)	(3,318)	634	(2,684)
Noninterest income:
Service charges and customer service fees	955	969	259	1,228
Loan servicing fees	—	—	5	5
Other	30	16	—	16
Total noninterest income	985	985	264	1,249
Noninterest expense:
Salaries and employee benefits	3,363	3,454	357	3,811
Occupancy, net of rental income	1,901	1,899	68	1,967
Furniture and equipment	395	578	29	607
Legal, examination and professional fees	28	20	6	26
Amortization of intangible assets	—	49	—	49
FDIC insurance	601	707	100	807
Other	520	551	67	618
Total noninterest expense	6,808	7,258	627	7,885
(Loss) income from operations of discontinued operations	(7,333)	(9,591)	271	(9,320)
Net gain on sale of discontinued operations	—	—	425	425
Benefit for income taxes	—	—	—	—
Net (loss) income from discontinued operations, net of tax	$(7,333)	(9,591)	696	(8,895)

NOTE 3 – INVESTMENTS IN DEBT AND EQUITY SECURITIES
Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at September 30, 2012 and December 31, 2011 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)
September 30, 2012:
Carrying value:
U.S. Government sponsored agencies	$10,097	80,584	—	215,021	305,702	2,940	(370)	308,272	1.51%
Residential mortgage-backed	565	23,879	226,893	1,285,694	1,537,031	41,486	(1,773)	1,576,744	2.42
Commercial mortgage-backed	—	—	809	—	809	115	—	924	5.03
State and political subdivisions	305	4,261	201	—	4,767	190	—	4,957	4.03
Corporate notes	—	136,872	49,688	—	186,560	4,590	(1,544)	189,606	3.19
Equity investments	—	—	—	1,000	1,000	32	—	1,032	2.56
Total	$10,967	245,596	277,591	1,501,715	2,035,869	49,353	(3,687)	2,081,535	2.36
Fair value:
Debt securities	$11,077	250,816	278,875	1,539,735
Equity securities	—	—	—	1,032
Total	$11,077	250,816	278,875	1,540,767

Weighted average yield	1.89%	2.24%	2.61%	2.34%

December 31, 2011:
Carrying value:
U.S. Government sponsored agencies	$1,000	231,691	107,019	—	339,710	2,107	—	341,817	1.75%
Residential mortgage-backed	—	2,726	64,309	1,821,209	1,888,244	36,908	(232)	1,924,920	2.27
Commercial mortgage-backed	—	—	818	—	818	92	—	910	4.86
State and political subdivisions	310	4,088	786	—	5,184	226	—	5,410	4.00
Corporate notes	—	122,941	65,088	5,000	193,029	—	(9,216)	183,813	3.28
Equity investments	—	—	—	1,000	1,000	17	—	1,017	2.83
Total	$1,310	361,446	238,020	1,827,209	2,427,985	39,350	(9,448)	2,457,887	2.28
Fair value:
Debt securities	$1,314	357,194	236,824	1,861,538
Equity securities	—	—	—	1,017
Total	$1,314	357,194	236,824	1,862,555

Weighted average yield	2.93%	2.07%	2.56%	2.28%

Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at September 30, 2012 and December 31, 2011 were as follows:

	Maturity				Total	Gross			Weighted
	1 Year	1-5	5-10	After	Amortized	Unrealized		Fair	Average
	or Less	Years	Years	10 Years	Cost	Gains	Losses	Value	Yield
	(dollars expressed in thousands)
September 30, 2012:
Carrying value:
U.S. Government sponsored agencies	$—	—	57,726	—	57,726	219	—	57,945	1.65%
Residential mortgage-backed	—	—	108,792	511,146	619,938	5,105	(401)	624,642	1.84
State and political subdivisions	1,370	1,926	253	1,535	5,084	64	(302)	4,846	4.18
Total	$1,370	1,926	166,771	512,681	682,748	5,388	(703)	687,433	1.84
Fair value:
Debt securities	$1,373	1,973	169,607	514,480

Weighted average yield	2.54%	3.04%	1.83%	1.84%

December 31, 2011:
Carrying value:
Residential mortgage-backed	$—	—	728	615	1,343	116	—	1,459	5.06%
Commercial mortgage-backed	—	6,310	—	—	6,310	447	—	6,757	5.16
State and political subdivisions	1,372	2,004	254	1,534	5,164	44	—	5,208	4.20
Total	$1,372	8,314	982	2,149	12,817	607	—	13,424	4.76
Fair value:
Debt securities	$1,387	8,768	1,056	2,213

Weighted average yield	2.55%	4.67%	4.60%	6.61%
Proceeds from sales of available-for-sale investment securities were $107.6 million and $315.2 million for the three and nine months ended September 30, 2012, respectively, compared to $156.2 million and $283.7 million for the comparable periods in 2011. Gross realized gains and gross realized losses on investment securities for the three and nine months ended September 30, 2012 and 2011were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars expressed in thousands)
Gross realized gains on sales of available-for-sale securities	$790	4,165	1,682	5,285
Gross realized losses on sales of available-for-sale securities	—	—	(374)	(1)
Other-than-temporary impairment	(1)	—	(2)	(2)
Net realized gain on investment securities	$789	4,165	1,306	5,282
Investment securities with a carrying value of $295.8 million and $228.9 million at September 30, 2012 and December 31, 2011, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.
On June 30, 2012, the Company reclassified certain of its available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $729.1 million, in aggregate. The determination of the reclassification was made by management based on the Company’s current and expected future liquidity levels and the resulting intent to hold such investment securities to maturity. The net gross unrealized gain on these available-for-sale investment securities at the time of transfer of $11.7 million, in aggregate, was recorded as additional premium on the securities and is being amortized over the remaining lives of the respective securities, as further described in Note 10 to the consolidated financial statements.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars expressed in thousands)
September 30, 2012:
Available for sale:
U.S. Government sponsored agencies	$47,167	(370)	—	—	47,167	(370)
Residential mortgage-backed	133,667	(1,720)	283	(53)	133,950	(1,773)
Corporate notes	14,677	(323)	41,709	(1,221)	56,386	(1,544)
Total	$195,511	(2,413)	41,992	(1,274)	237,503	(3,687)
Held to maturity:
Residential mortgage-backed	$58,818	(401)	—	—	58,818	(401)
State and political subdivisions	1,232	(302)	—	—	1,232	(302)
Total	$60,050	(703)	—	—	60,050	(703)

December 31, 2011:
Available for sale:
Residential mortgage-backed	$67,395	(126)	22,349	(106)	89,744	(232)
Corporate notes	173,813	(9,216)	—	—	173,813	(9,216)
Total	$241,208	(9,342)	22,349	(106)	263,557	(9,448)
The Company does not believe the investment securities that were in an unrealized loss position at September 30, 2012 and December 31, 2011 are other-than-temporarily impaired. The unrealized losses on the investment securities were primarily attributable to fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that First Bank will not be required to sell these securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired. The unrealized losses for residential mortgage-backed securities for 12 months or more at September 30, 2012 and December 31, 2011 included nine and 11 securities, respectively. The unrealized losses for corporate notes for 12 months or more at September 30, 2012 included 10 securities.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table summarizes the composition of the loan portfolio at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(dollars expressed in thousands)
Commercial, financial and agricultural	$625,402	725,130
Real estate construction and development	204,822	249,987
Real estate mortgage:
One-to-four-family residential	1,008,918	902,438
Multi-family residential	103,880	127,356
Commercial real estate	1,060,776	1,225,538
Consumer and installment	18,752	23,333
Loans held for sale	58,241	31,111
Net deferred loan fees	(360)	(942)
Loans, net of net deferred loan fees	$3,080,431	3,283,951

Aging of Loans. The following table presents the aging of loans by loan classification at September 30, 2012 and December 31, 2011:

	30-59 Days	60-89 Days	Recorded Investment > 90 Days Accruing	Nonaccrual	Total Past Due	Current	Total Loans
	(dollars expressed in thousands)
September 30, 2012:
Commercial, financial and agricultural	$1,001	515	59	21,970	23,545	601,857	625,402
Real estate construction and development	289	538	—	47,257	48,084	156,738	204,822
One-to-four-family residential:
Bank portfolio	3,457	798	444	7,685	12,384	119,086	131,470
Mortgage Division portfolio	7,582	5,925	—	15,987	29,494	491,031	520,525
Home equity	3,816	1,110	621	8,101	13,648	343,275	356,923
Multi-family residential	223	306	—	4,786	5,315	98,565	103,880
Commercial real estate	4,886	780	—	25,775	31,441	1,029,335	1,060,776
Consumer and installment	178	57	—	34	269	18,123	18,392
Loans held for sale	—	—	—	—	—	58,241	58,241
Total	$21,432	10,029	1,124	131,595	164,180	2,916,251	3,080,431
December 31, 2011:
Commercial, financial and agricultural	$1,602	2,085	1,095	55,340	60,122	665,008	725,130
Real estate construction and development	170	3,033	—	71,244	74,447	175,540	249,987
One-to-four-family residential:
Bank portfolio	4,506	2,577	362	14,690	22,135	143,443	165,578
Mortgage Division portfolio	5,994	1,571	—	16,778	24,343	342,572	366,915
Home equity	3,990	2,151	856	6,940	13,937	356,008	369,945
Multi-family residential	—	118	—	7,975	8,093	119,263	127,356
Commercial real estate	3,888	7,092	427	47,262	58,669	1,166,869	1,225,538
Consumer and installment	396	192	4	22	614	21,777	22,391
Loans held for sale	—	—	—	—	—	31,111	31,111
Total	$20,546	18,819	2,744	220,251	262,360	3,021,591	3,283,951
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
The following tables present the credit exposure of the loan portfolio by internally assigned credit grade and payment activity as of September 30, 2012 and December 31, 2011:

Commercial Loan Portfolio Credit Exposure by Internally Assigned Credit Grade	Commercial and Industrial	Real Estate Construction and Development	Multi-family	Commercial Real Estate	Total
		(dollars expressed in thousands)
September 30, 2012:
Pass	$568,532	46,725	66,559	888,233	1,570,049
Special mention	12,850	9,935	223	100,078	123,086
Substandard	18,111	89,012	29,213	29,418	165,754
Performing troubled debt restructuring	3,939	11,893	3,099	17,272	36,203
Nonaccrual	21,970	47,257	4,786	25,775	99,788
	$625,402	204,822	103,880	1,060,776	1,994,880

December 31, 2011:
Pass	$606,933	57,594	68,748	973,553	1,706,828
Special mention	25,742	11,977	18,678	119,478	175,875
Substandard	32,851	97,158	28,789	60,876	219,674
Performing troubled debt restructuring	4,264	12,014	3,166	24,369	43,813
Nonaccrual	55,340	71,244	7,975	47,262	181,821
	$725,130	249,987	127,356	1,225,538	2,328,011

One-to-Four-Family Residential Mortgage Bank and Home Equity Loan Portfolio Credit Exposure by Internally Assigned Credit Grade	Bank Portfolio	Home Equity	Total
	(dollars expressed in thousands)
September 30, 2012:
Pass	$104,337	344,951	449,288
Special mention	11,549	621	12,170
Substandard	6,288	3,250	9,538
Performing troubled debt restructuring	1,611	—	1,611
Nonaccrual	7,685	8,101	15,786
	$131,470	356,923	488,393

December 31, 2011:
Pass	$131,973	358,801	490,774
Special mention	12,797	954	13,751
Substandard	6,118	3,250	9,368
Nonaccrual	14,690	6,940	21,630
	$165,578	369,945	535,523

One-to-Four-Family Residential Mortgage Division and Consumer and Installment Loan Portfolio Credit Exposure by Payment Activity	Mortgage Division Portfolio	Consumer and Installment	Total
	(dollars expressed in thousands)
September 30, 2012:
Pass	$415,032	18,358	433,390
Substandard	8,411	—	8,411
Performing troubled debt restructuring	81,095	—	81,095
Nonaccrual	15,987	34	16,021
	$520,525	18,392	538,917
December 31, 2011:
Pass	$263,079	22,369	285,448
Substandard	4,429	—	4,429
Performing troubled debt restructuring	82,629	—	82,629
Nonaccrual	16,778	22	16,800
	$366,915	22,391	389,306
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
The following tables present the recorded investment, unpaid principal balance, related allowance for loan losses, average recorded investment and interest income recognized while on impaired status for impaired loans without a related allowance for loan losses and for impaired loans with a related allowance for loan losses by loan classification at September 30, 2012 and December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
	(dollars expressed in thousands)
September 30, 2012:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$12,404	31,959	—	19,579	162
Real estate construction and development	44,172	95,321	—	50,729	420
Real estate mortgage:
Bank portfolio	1,611	1,690	—	2,112	18
Mortgage Division portfolio	7,190	16,789	—	7,311	—
Home equity portfolio	1,382	1,507	—	1,279	—
Multi-family residential	7,291	9,714	—	8,328	131
Commercial real estate	27,333	38,763	—	37,040	968
Consumer and installment	—	—	—	—	—
	101,383	195,743	—	126,378	1,699
With A Related Allowance Recorded:
Commercial, financial and agricultural	13,505	18,806	991	21,316	—
Real estate construction and development	14,978	33,116	3,276	17,202	88
Real estate mortgage:
Bank portfolio	7,685	9,383	382	10,076	—
Mortgage Division portfolio	89,892	98,984	11,400	91,402	1,574
Home equity portfolio	6,719	7,597	1,620	6,219	—
Multi-family residential	594	594	302	679	—
Commercial real estate	15,714	20,050	2,206	21,295	—
Consumer and installment	34	34	1	57	—
	149,121	188,564	20,178	168,246	1,662
Total:
Commercial, financial and agricultural	25,909	50,765	991	40,895	162
Real estate construction and development	59,150	128,437	3,276	67,931	508
Real estate mortgage:
Bank portfolio	9,296	11,073	382	12,188	18
Mortgage Division portfolio	97,082	115,773	11,400	98,713	1,574
Home equity portfolio	8,101	9,104	1,620	7,498	—
Multi-family residential	7,885	10,308	302	9,007	131
Commercial real estate	43,047	58,813	2,206	58,335	968
Consumer and installment	34	34	1	57	—
	$250,504	384,307	20,178	294,624	3,361

	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
	(dollars expressed in thousands)
December 31, 2011:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$20,494	53,140	—	25,294	336
Real estate construction and development	62,524	113,412	—	80,230	72
Real estate mortgage:
Bank portfolio	3,274	5,030	—	3,291	—
Mortgage Division portfolio	10,250	22,541	—	11,352	—
Home equity portfolio	196	198	—	210	—
Multi-family residential	7,961	8,378	—	8,358	92
Commercial real estate	45,452	61,766	—	59,613	435
Consumer and installment	1	1	—	2	—
	150,152	264,466	—	188,350	935
With A Related Allowance Recorded:
Commercial, financial and agricultural	39,110	64,867	5,475	48,270	—
Real estate construction and development	20,734	39,832	3,432	26,605	183
Real estate mortgage:
Bank portfolio	11,416	12,926	796	11,473	—
Mortgage Division portfolio	89,157	98,118	15,324	98,739	2,306
Home equity portfolio	6,744	7,657	1,388	7,212	—
Multi-family residential	3,180	5,281	335	3,339	—
Commercial real estate	26,179	34,073	3,875	34,335	168
Consumer and installment	21	21	4	60	—
	196,541	262,775	30,629	230,033	2,657
Total:
Commercial, financial and agricultural	59,604	118,007	5,475	73,564	336
Real estate construction and development	83,258	153,244	3,432	106,835	255
Real estate mortgage:
Bank portfolio	14,690	17,956	796	14,764	—
Mortgage Division portfolio	99,407	120,659	15,324	110,091	2,306
Home equity portfolio	6,940	7,855	1,388	7,422	—
Multi-family residential	11,141	13,659	335	11,697	92
Commercial real estate	71,631	95,839	3,875	93,948	603
Consumer and installment	22	22	4	62	—
	$346,693	527,241	30,629	418,383	3,592
Recorded investment represents the Company’s investment in its impaired loans reduced by cumulative charge-offs recorded against the allowance for loan losses on these same loans. At September 30, 2012 and December 31, 2011, the Company had recorded charge-offs of $133.8 million and $180.5 million, respectively, on its impaired loans, representing the difference between the unpaid principal balance and the recorded investment reflected in the tables above. The unpaid principal balance represents the principal amount contractually owed to the Company by the borrowers on the impaired loans.
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
Loan modifications are generally performed at the request of the borrower, whether commercial or consumer, and may include reduction in interest rates, changes in payments and maturity date extensions. Although the Company does not have formal, standardized loan modification programs for its commercial or consumer loan portfolios, it addresses loan modifications on a case-by-case basis and also participates in the U.S. Treasury’s Home Affordable Modification Program (HAMP). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. At September 30, 2012 and December 31, 2011, the Company had $76.1 million and $75.9 million, respectively, of modified loans in the HAMP program.
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
The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending upon the individual facts and circumstances of the loan. TDRs accruing interest are classified as performing TDRs. The following table presents the categories of performing TDRs as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(dollars expressed in thousands)
Performing Troubled Debt Restructurings:
Commercial, financial and agricultural	$3,939	4,264
Real estate construction and development	11,893	12,014
Real estate mortgage:
One-to-four-family residential	82,706	82,629
Multi-family residential	3,099	3,166
Commercial real estate	17,272	24,369
Total performing troubled debt restructurings	$118,909	126,442
The Company does not accrue interest on TDRs which have been modified for a period less than six months or are not in compliance with the modified terms. These loans are considered nonperforming TDRs and are included with other nonaccrual loans for classification purposes. The following table presents the categories of loans considered nonperforming TDRs as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(dollars expressed in thousands)
Nonperforming Troubled Debt Restructurings:
Commercial, financial and agricultural	$793	1,344
Real estate construction and development	28,545	25,603
Real estate mortgage:
One-to-four-family residential	4,770	6,205
Commercial real estate	3,687	7,605
Total nonperforming troubled debt restructurings	$37,795	40,757

Both performing and nonperforming TDRs are considered to be impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses. The allowance for loan losses allocated to TDRs was $9.9 million and $12.8 million at September 30, 2012 and December 31, 2011, respectively.
The following tables present loans classified as TDRs that were modified during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars expressed in thousands)
Loan Modifications as Troubled Debt Restructurings:
Commercial, financial and agricultural	1	$640	$640	—	$—	$—
Real estate construction and development	2	5,460	5,280	2	7,372	6,354
Real estate mortgage:
One-to-four-family residential	13	2,069	2,065	22	4,374	3,930
Multi-family residential	—	—	—	1	4,964	3,209
Commercial real estate	2	4,947	4,947	1	259	250

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars expressed in thousands)
Loan Modifications as Troubled Debt Restructurings:
Commercial, financial and agricultural	1	$640	$640	3	$1,945	$1,945
Real estate construction and development	4	6,263	5,670	2	7,372	6,354
Real estate mortgage:
One-to-four-family residential	42	7,496	7,443	94	17,187	16,094
Multi-family residential	—	—	—	1	4,964	3,209
Commercial real estate	3	9,965	9,965	3	9,246	6,022
The following tables present TDRs that defaulted within 12 months of modification during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars expressed in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate construction and development	—	$—	—	$—
Real estate mortgage:
One-to-four-family residential	11	2,155	7	1,213

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars expressed in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate construction and development	3	$1,364	—	$—
Real estate mortgage:
One-to-four-family residential	39	8,049	29	6,819
Upon default of a TDR, which is considered to be 90 days or more past due under the modified terms, impairment is measured based on the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses.
Allowance for Loan Losses. Changes in the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars expressed in thousands)
Balance, beginning of period	$120,227	161,186	137,710	201,033
Loans charged-off	(13,927)	(26,074)	(48,327)	(112,237)
Recoveries of loans previously charged-off	7,902	3,612	22,819	16,928
Net loans charged-off	(6,025)	(22,462)	(25,508)	(95,309)
Provision for loan losses	—	19,000	2,000	52,000
Balance, end of period	$114,202	157,724	114,202	157,724
The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
Three Months Ended September 30, 2012:
Allowance for loan losses:
Beginning balance	$22,015	21,829	43,702	4,816	27,471	394	120,227
Charge-offs	(2,475)	(2,495)	(6,178)	(143)	(2,636)	—	(13,927)
Recoveries	4,907	534	1,579	1	827	54	7,902
Provision (benefit) for loan losses	(3,179)	(37)	3,311	388	(440)	(43)	—
Ending balance	$21,268	19,831	42,414	5,062	25,222	405	114,202

Nine Months Ended September 30, 2012:
Allowance for loan losses:
Beginning balance	$27,243	24,868	50,864	4,851	29,448	436	137,710
Charge-offs	(12,708)	(8,918)	(15,094)	(1,312)	(10,026)	(269)	(48,327)
Recoveries	10,651	4,253	4,054	44	3,673	144	22,819
Provision (benefit) for loan losses	(3,918)	(372)	2,590	1,479	2,127	94	2,000
Ending balance	$21,268	19,831	42,414	5,062	25,222	405	114,202

The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
Three Months Ended September 30, 2011:
Allowance for loan losses:
Beginning balance	$28,938	35,768	52,609	5,287	38,061	523	161,186
Charge-offs	(9,248)	(5,944)	(8,589)	(60)	(2,144)	(89)	(26,074)
Recoveries	1,559	575	710	485	219	64	3,612
Provision (benefit) for loan losses	9,298	2,380	7,014	85	266	(43)	19,000
Ending balance	$30,547	32,779	51,744	5,797	36,402	455	157,724

Nine Months Ended September 30, 2011:
Allowance for loan losses:
Beginning balance	$28,000	58,439	60,762	5,158	47,880	794	201,033
Charge-offs	(31,992)	(25,630)	(25,076)	(2,990)	(26,165)	(384)	(112,237)
Recoveries	5,525	4,958	3,331	528	2,323	263	16,928
Provision (benefit) for loan losses	29,014	(4,988)	12,727	3,101	12,364	(218)	52,000
Ending balance	$30,547	32,779	51,744	5,797	36,402	455	157,724

The following table represents a summary of the impairment method used by loan category at September 30, 2012 and December 31, 2011:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
September 30, 2012:
Allowance for loan losses:
Ending balance: impaired loans individually evaluated for impairment	$—	1,014	3,038	—	559	—	4,611
Ending balance: impaired loans collectively evaluated for impairment	$991	2,262	10,364	302	1,647	1	15,567
Ending balance: all other loans collectively evaluated for impairment	$20,277	16,555	29,012	4,760	23,016	404	94,024
Financing receivables:
Ending balance	$625,402	204,822	1,008,918	103,880	1,060,776	18,392	3,022,190
Ending balance: impaired loans individually evaluated for impairment	$13,335	53,379	15,100	7,759	36,369	—	125,942
Ending balance: impaired loans collectively evaluated for impairment	$12,574	5,771	99,379	126	6,678	34	124,562
Ending balance: all other loans collectively evaluated for impairment	$599,493	145,672	894,439	95,995	1,017,729	18,358	2,771,686
December 31, 2011:
Allowance for loan losses:
Ending balance: impaired loans individually evaluated for impairment	$4,276	1,752	3,170	110	2,430	—	11,738
Ending balance: impaired loans collectively evaluated for impairment	$1,199	1,680	14,338	225	1,445	4	18,891
Ending balance: all other loans collectively evaluated for impairment	$21,768	21,436	33,356	4,516	25,573	432	107,081
Financing receivables:
Ending balance	$725,130	249,987	902,438	127,356	1,225,538	22,391	3,252,840
Ending balance: impaired loans individually evaluated for impairment	$40,527	76,475	16,836	11,141	64,190	—	209,169
Ending balance: impaired loans collectively evaluated for impairment	$19,077	6,783	104,201	—	7,441	22	137,524
Ending balance: all other loans collectively evaluated for impairment	$665,526	166,729	781,401	116,215	1,153,907	22,369	2,906,147

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets, net of amortization, were comprised of goodwill of $122.0 million at September 30, 2012 and December 31, 2011. First Bank did not record goodwill impairment for the three or nine months ended September 30, 2012 and 2011. Amortization of intangible assets was zero for the three and nine months ended September 30, 2012. Amortization of intangible assets was $712,000 and $2.3 million for the three and nine months ended September 30, 2011, respectively. Core deposit intangibles became fully amortized in 2011.
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

NOTE 6 – SERVICING RIGHTS
Mortgage Banking Activities. At September 30, 2012 and December 31, 2011, First Bank serviced mortgage loans for others totaling $1.25 billion. Changes in mortgage servicing rights for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars expressed in thousands)
Balance, beginning of period	$8,959	11,739	9,077	12,150
Originated mortgage servicing rights	1,329	617	3,322	2,230
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	(1,484)	(3,497)	(2,283)	(4,572)
Other changes in fair value (2)	(616)	(470)	(1,928)	(1,419)
Balance, end of period	$8,188	8,389	8,188	8,389
____________________

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.
Other Servicing Activities. At September 30, 2012 and December 31, 2011, First Bank serviced United States Small Business Administration (SBA) loans for others totaling $164.9 million and $178.5 million, respectively. Changes in SBA servicing rights for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars expressed in thousands)
Balance, beginning of period	$6,223	7,087	6,303	7,432
Originated SBA servicing rights	—	—	—	—
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	148	107	437	333
Other changes in fair value (2)	(465)	(510)	(834)	(1,081)
Balance, end of period	$5,906	6,684	5,906	6,684
____________________

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

NOTE 7 – DERIVATIVE INSTRUMENTS
The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. Derivative instruments held by the Company at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012		December 31, 2011
	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure
	(dollars expressed in thousands)
Interest rate swap agreements	$25,000	—	50,000	—
Customer interest rate swap agreements	13,289	148	47,240	441
Interest rate lock commitments	92,700	4,282	38,985	1,381
Forward commitments to sell mortgage-backed securities	127,050	—	58,800	—
The notional amounts of derivative instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company’s credit exposure through its use of these instruments. Credit exposure on interest rate swaps, which represents the loss the Company would incur in the event the counterparties failed completely to perform according to the terms of the derivative instruments and the collateral held to support the credit exposure was of no value, is limited to the net fair value and related accrued interest receivable reduced by the amount of collateral pledged by the counterparty. The Company had not pledged any assets as collateral in connection with its interest rate swap agreements at September 30, 2012 and December 31, 2011. Collateral requirements are monitored on a daily basis and adjusted as necessary.

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
The amount receivable by the Company under these swap agreements was $26,000 and $36,000 at September 30, 2012 and December 31, 2011, respectively, and the amount payable by the Company under these swap agreements was $54,000 and $72,000 at September 30, 2012 and December 31, 2011, respectively.
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
The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s remaining interest rate swap agreements, previously designated as cash flow hedges on certain junior subordinated debentures, as of September 30, 2012 and December 31, 2011 were as follows:

	Notional	Interest Rate	Interest Rate
Maturity Date	Amount	Paid	Received	Fair Value
	(dollars expressed in thousands)
September 30, 2012:
December 15, 2012	$25,000	5.57%	2.64%	$(163)
December 31, 2011:
March 30, 2012	$25,000	4.71%	2.19%	$(159)
December 15, 2012	25,000	5.57	2.80	(648)
	$50,000	5.14	2.50	$(807)
Customer Interest Rate Swap Agreements. First Bank offers interest rate swap agreements to certain customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each interest rate swap agreement between First Bank and its customers is offset by an interest rate swap agreement between First Bank and various counterparties. These interest rate swap agreements do not qualify for hedge accounting treatment. Changes in the fair value are recognized in noninterest income on a monthly basis. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income (loss). The notional amount of these interest rate swap agreement contracts at September 30, 2012 and December 31, 2011 was $13.3 million and $47.2 million, respectively.
Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in December 2012. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $4.3 million and $1.4 million at September 30, 2012 and December 31, 2011, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in the consolidated balance sheets, was an unrealized loss of $2.3 million and $729,000 at September 30, 2012 and December 31, 2011, respectively. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.

The following table summarizes derivative instruments held by the Company, their estimated fair values and their location in the consolidated balance sheets at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value Gain (Loss)	Balance Sheet Location	Fair Value Gain (Loss)
	(dollars expressed in thousands)
Derivative Instruments Not Designated as Hedging Instruments Under ASC Topic 815:
Customer interest rate swap agreements	Other assets	$118	Other assets	$370
Interest rate lock commitments	Other assets	4,282	Other assets	1,381
Forward commitments to sell mortgage-backed securities	Other assets	(2,322)	Other assets	(729)
Total derivatives in other assets		$2,078		$1,022
Interest rate swap agreements	Other liabilities	$(163)	Other liabilities	$(807)
Customer interest rate swap agreements	Other liabilities	(118)	Other liabilities	(307)
Total derivatives in other liabilities		$(281)		$(1,114)

The following table summarizes amounts included in the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 related to non-hedging derivative instruments:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars expressed in thousands)
Derivative Instruments Not Designated as Hedging Instruments Under ASC Topic 815:
Interest rate swap agreements – subordinated debentures:
Other income	$(8)	7	(49)	(214)
Customer interest rate swap agreements:
Other income	—	—	3	—
Interest rate lock commitments:
Gain on loans sold and held for sale	1,192	2,021	2,901	2,431
Forward commitments to sell mortgage-backed securities:
Gain on loans sold and held for sale	(1,165)	(1,473)	(1,593)	(3,107)

NOTE 8 – NOTES PAYABLE AND OTHER BORROWINGS
Notes Payable. On March 24, 2011, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement (the Credit Agreement) with Investors of America Limited Partnership (Investors of America, LP), as further described in Note 16 to the consolidated financial statements. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of December 31, 2012 and an interest rate of LIBOR plus 300 basis points, is intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses. There were no balances outstanding with respect to the Credit Agreement as of and for the nine months ended September 30, 2012 or since its inception.
Other Borrowings. Other borrowings were comprised solely of daily securities sold under agreement to repurchase of $28.4 million and $50.9 million at September 30, 2012 and December 31, 2011, respectively.

NOTE 9 – SUBORDINATED DEBENTURES
As of September 30, 2012, the Company had 13 affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. The following is a summary of the junior subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at September 30, 2012 and December 31, 2011:

Name of Trust	Issuance Date	Maturity Date	Call Date (1)	Interest Rate (2)	Trust Preferred Securities	Subordinated Debentures
					(dollars expressed in thousands)
Variable Rate
First Bank Statutory Trust II	September 2004	September 20, 2034	September 20, 2009	205.0 bp	$20,000	$20,619
Royal Oaks Capital Trust I	October 2004	January 7, 2035	January 7, 2010	240.0 bp	4,000	4,124
First Bank Statutory Trust III	November 2004	December 15, 2034	December 15, 2009	218.0 bp	40,000	41,238
First Bank Statutory Trust IV	March 2006	March 15, 2036	March 15, 2011	142.0 bp	40,000	41,238
First Bank Statutory Trust V	April 2006	June 15, 2036	June 15, 2011	145.0 bp	20,000	20,619
First Bank Statutory Trust VI	June 2006	July 7, 2036	July 7, 2011	165.0 bp	25,000	25,774
First Bank Statutory Trust VII	December 2006	December 15, 2036	December 15, 2011	185.0 bp	50,000	51,547
First Bank Statutory Trust VIII	February 2007	March 30, 2037	March 30, 2012	161.0 bp	25,000	25,774
First Bank Statutory Trust X	August 2007	September 15, 2037	September 15, 2012	230.0 bp	15,000	15,464
First Bank Statutory Trust IX	September 2007	December 15, 2037	December 15, 2012	225.0 bp	25,000	25,774
First Bank Statutory Trust XI	September 2007	December 15, 2037	December 15, 2012	285.0 bp	10,000	10,310
Fixed Rate
First Bank Statutory Trust	March 2003	March 20, 2033	March 20, 2008	8.10%	25,000	25,774
First Preferred Capital Trust IV	April 2003	June 30, 2033	June 30, 2008	8.15%	46,000	47,423
____________________

(1)	The junior subordinated debentures are callable at the option of the Company on the call date shown at 100% of the principal amount plus accrued and unpaid interest.

(2)	The interest rates paid on the trust preferred securities are based on either a variable rate or a fixed rate. The variable rate is based on the three-month LIBOR plus the basis point spread shown.
The Company’s distributions accrued on the junior subordinated debentures were $3.7 million and $11.1 million for the three and nine months ended September 30, 2012, respectively, and $3.4 million and $10.0 million for the comparable periods in 2011, and are included in interest expense in the consolidated statements of operations. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in the Company’s capital base, as further discussed in Note 11 to the consolidated financial statements.
On August 10, 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated debentures and the related trust indentures allow the Company to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. Such payment default or penalty would likely have a material adverse effect on the Company’s business, financial condition or results of operations. The Company has deferred such payments for 13 quarterly periods as of September 30, 2012. During the deferral period, the respective trusts will suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. Accordingly, the Company also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009, as further described in Note 10 to the consolidated financial statements. The Company has deferred $40.6 million and $31.0 million of its regularly scheduled interest payments as of September 30, 2012 and December 31, 2011, respectively. In addition, the Company has accrued additional interest expense of $3.3 million and $1.9 million as of September 30, 2012 and December 31, 2011, respectively, on the regularly scheduled deferred interest payments based on the interest rate in effect for each junior subordinated note issuance in accordance with the respective terms of the underlying agreements.

Under its agreement with the Federal Reserve Bank of St. Louis (FRB), the Company agreed, among other things, to provide certain information to the FRB, including, but not limited to, prior notice regarding the issuance of additional trust preferred securities. The Company also agreed not to make any distributions of interest or other sums on its outstanding trust preferred securities without the prior approval of the FRB, as further described in Note 11 to the consolidated financial statements.

NOTE 10 – STOCKHOLDERS’ EQUITY
Common Stock. There is no established public trading market for the Company’s common stock. Various trusts, which were established by and are administered by and for the benefit of the Company’s Chairman of the Board and members of his immediate family (including Mr. Michael Dierberg, Vice Chairman of the Company), own all of the voting stock of the Company.
Preferred Stock. The Company has four classes of preferred stock outstanding. The Class A preferred stock is convertible into shares of common stock at a rate based on the ratio of the par value of the preferred stock to the current market value of the common stock at the date of conversion, to be determined by independent appraisal at the time of conversion. Shares of Class A preferred stock may be redeemed by the Company at any time at 105.0% of par value. The Class B preferred stock may not be redeemed or converted. The holders of the Class A and Class B preferred stock have full voting rights. Dividends on the Class A and Class B preferred stock are adjustable quarterly based on the highest of the Treasury Bill Rate or the Ten Year Constant Maturity Rate for the two-week period immediately preceding the beginning of the quarter. This rate shall not be less than 6.0% nor more than 12.0% on the Class A preferred stock, or less than 7.0% nor more than 15.0% on the Class B preferred stock. Effective August 10, 2009, the Company suspended the declaration of dividends on its Class A and Class B preferred stock.
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
The Company allocated the total proceeds received under the CPP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million is being accreted to retained earnings on a level-yield basis over five years. Accretion of the discount on the Class C Preferred Stock was $893,000 and $2.7 million for the three and nine months ended September 30, 2012, respectively, compared to $874,000 and $2.6 million for the comparable periods in 2011.
The redemption of any issue of preferred stock requires the prior approval of the Federal Reserve. Furthermore, the Purchase Agreement that the Company entered into with the U.S. Treasury contains limitations on certain actions of the Company, including, but not limited to, payment of dividends and redemptions and acquisitions of the Company’s equity securities. In addition, the Company, under its agreement with the FRB, has agreed, among other things, to provide certain information to the FRB including, but not limited to, notice of plans to materially change its fundamental business and notice to raise additional equity capital. Furthermore, the Company agreed not to pay any dividends on its common or preferred stock without the prior approval of the FRB, as further described in Note 11 to the consolidated financial statements.
In conjunction with the deferral of it regularly scheduled interest payments on its outstanding junior subordinated debentures on August 10, 2009, as further described in Note 9 to the consolidated financial statements, the Company also began suspending the payment of cash dividends on its outstanding preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009. The Company has deferred such payments for 13 quarterly periods as of September 30, 2012. Consequently, the Company has suspended the declaration of dividends on its Class A and Class B preferred stock, but continues to declare and accumulate dividends on its Class C Preferred Stock and its Class D Preferred Stock. The Company has declared and deferred $52.3 million and $40.2 million of its regularly scheduled dividend payments on its Class C Preferred Stock and Class D Preferred Stock at September 30, 2012 and December 31, 2011, respectively, and has declared and accrued an additional $4.8 million and $2.8 million of cumulative dividends on such deferred dividend payments at September 30, 2012 and December 31, 2011, respectively.
On June 30, 2012, the Company reclassified certain of its available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $729.1 million, in aggregate, as further described in Note 3 to the consolidated financial statements. The gross unrealized gain on these available-for-sale investment securities at the time of transfer was $11.7 million. The unrealized gain included as a component of accumulated other comprehensive income was $6.8 million at June 30, 2012, net of tax of $4.9 million. The fair value adjustment at the time of transfer of $11.7 million was recorded as additional premium on the investment securities, and is being amortized as an adjustment to interest income on investment securities over the remaining lives of the respective securities. The amortization of the unrealized gain reported in stockholders’ equity is also being amortized as an adjustment to interest income on investment securities over the remaining lives of the respective securities. Consequently, the combined amortization of the additional premium and the unrealized gain have no net impact on interest income on investment securities.

NOTE 11 – REGULATORY CAPITAL AND OTHER REGULATORY MATTERS
Regulatory Capital. The Company and First Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the operations and financial condition of the Company and First Bank. Under these capital requirements, the Company and First Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets.
The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at September 30, 2012 and December 31, 2011. The Company must maintain minimum total regulatory, Tier 1 regulatory and Tier 1 leverage ratios as set forth in the table below in order to meet the minimum capital adequacy standards.
First Bank was categorized as well capitalized at September 30, 2012 and December 31, 2011 under the prompt corrective action provisions of the regulatory capital standards. First Bank must maintain minimum total regulatory, Tier 1 regulatory and Tier 1 leverage ratios as set forth in the table below in order to be categorized as well capitalized. In addition, First Bank is currently required to maintain its Tier 1 capital to total assets ratio at no less than 7.00% in accordance with the provisions of its informal agreement entered into with the State of Missouri Division of Finance (MDOF), as further described below. First Bank’s Tier 1 capital to total assets ratio of 9.08% and 8.37% at September 30, 2012 and December 31, 2011, respectively, exceeded the 7.00% minimum level required under the terms of the informal agreement with the MDOF.
At September 30, 2012 and December 31, 2011, the Company and First Bank’s required and actual capital ratios were as follows:

						To be Well Capitalized Under Prompt Corrective Action Provisions
	Actual				For Capital Adequacy Purposes
	September 30, 2012		December 31, 2011
	Amount	Ratio	Amount	Ratio
	(dollars expressed in thousands)
Total capital (to risk-weighted assets):
First Banks, Inc.	$97,320	2.57%	$73,830	1.88%	8.0%	N/A
First Bank	620,841	16.40	588,860	14.98	8.0	10.0%

Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	48,660	1.29	36,915	0.94	4.0	N/A
First Bank	572,674	15.13	538,592	13.70	4.0	6.0

Tier 1 capital (to average assets):
First Banks, Inc.	48,660	0.76	36,915	0.56	4.0	N/A
First Bank	572,674	8.96	538,592	8.19	4.0	5.0

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
Prior to entering into the Agreement on March 24, 2010, the Company and First Bank had entered into a memorandum of understanding and an informal agreement, respectively, with the FRB and the MDOF. Each of the agreements were characterized by regulatory authorities as informal actions that were neither published nor made publicly available by the agencies and are used when circumstances warrant a milder form of action than a formal supervisory action, such as a written agreement or cease and desist order. The informal agreement with the MDOF is still in place and there have not been any modifications thereto since its inception in September 2008.
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
While the Company and First Bank intend to take such actions as may be necessary to comply with the requirements of the Agreement with the FRB and informal agreement with the MDOF, there can be no assurance that the Company and First Bank will be able to comply fully with the requirements of the Agreement or that First Bank will be able to comply fully with the provisions of the informal agreement, that compliance with the Agreement and the informal agreement will not be more time consuming or more expensive than anticipated, that compliance with the Agreement and the informal agreement will enable the Company and First Bank to maintain profitable operations, or that efforts to comply with the Agreement and the informal agreement will not have adverse effects on the operations and financial condition of the Company or First Bank. If the Company or First Bank is unable to comply with the terms of the Agreement or the informal agreement, respectively, the Company and First Bank could become subject to various requirements limiting the ability to develop new business lines, mandating additional capital, and/or requiring the sale of certain assets and liabilities. Failure of the Company and First Bank to meet these conditions could lead to further enforcement action by the regulatory agencies. The terms of any such additional regulatory actions, orders or agreements could have a materially adverse effect on the Company’s business, financial condition or results of operations.
Capital Plan. On August 10, 2009, the Company announced the adoption of a Capital Plan designed to improve its regulatory capital ratios and financial performance through certain divestiture activities, asset reductions and other profit improvement initiatives. The Capital Plan was adopted in order to, among other things, preserve and enhance the Company’s regulatory capital.
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
Servicing rights. The valuation of Mortgage and SBA servicing rights is performed by an independent third party. The valuation models estimate the present value of estimated future net servicing income, using market-based discount rate assumptions, and utilize assumptions based on the predominant risk characteristics of the underlying loans, including principal balance, interest rate, weighted average life, and certain unobservable inputs, including cost to service, estimated prepayment speed rates and default rates. Changes in the fair value of servicing rights occur primarily due to the realization of expected cash flows, as well as changes in valuation inputs and assumptions. Significant increases (decreases) in any of the unobservable inputs would result in a significantly lower (higher) fair value of the servicing rights. The Company classifies its servicing rights as Level 3.
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

Items Measured on a Recurring Basis. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
September 30, 2012:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	308,272	—	308,272
Residential mortgage-backed	—	1,576,744	—	1,576,744
Commercial mortgage-backed	—	924	—	924
State and political subdivisions	—	4,957	—	4,957
Corporate notes	—	189,606	—	189,606
Equity investments	1,032	—	—	1,032
Mortgage loans held for sale	—	58,241	—	58,241
Derivative instruments:
Customer interest rate swap agreements	—	118	—	118
Interest rate lock commitments	—	4,282	—	4,282
Forward commitments to sell mortgage-backed securities	—	(2,322)	—	(2,322)
Servicing rights	—	—	14,094	14,094
Total	$1,032	2,140,822	14,094	2,155,948
Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	163	—	163
Customer interest rate swap agreements	—	118	—	118
Nonqualified deferred compensation plan	6,289	—	—	6,289
Total	$6,289	281	—	6,570
December 31, 2011:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	341,817	—	341,817
Residential mortgage-backed	—	1,924,920	—	1,924,920
Commercial mortgage-backed	—	910	—	910
State and political subdivisions	—	5,410	—	5,410
Corporate notes	—	183,813	—	183,813
Equity investments	1,017	—	—	1,017
Mortgage loans held for sale	—	31,111	—	31,111
Derivative instruments:
Customer interest rate swap agreements	—	370	—	370
Interest rate lock commitments	—	1,381	—	1,381
Forward commitments to sell mortgage-backed securities	—	(729)	—	(729)
Servicing rights	—	—	15,380	15,380
Total	$1,017	2,489,003	15,380	2,505,400
Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	807	—	807
Customer interest rate swap agreements	—	307	—	307
Nonqualified deferred compensation plan	6,531	—	—	6,531
Total	$6,531	1,114	—	7,645
There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three and nine months ended September 30, 2012 and 2011.

The following table presents the changes in Level 3 assets measured on a recurring basis for the three and nine months ended September 30, 2012 and 2011:

	Servicing Rights
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars expressed in thousands)
Balance, beginning of period	$15,182	18,826	15,380	19,582
Total gains or losses (realized/unrealized):
Included in earnings (1)	(2,417)	(4,370)	(4,608)	(6,739)
Included in other comprehensive income	—	—	—	—
Issuances	1,329	617	3,322	2,230
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$14,094	15,073	14,094	15,073
____________________

(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of operations.
Items Measured on a Nonrecurring Basis. From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
September 30, 2012:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	24,918	24,918
Real estate construction and development	—	—	55,874	55,874
Real estate mortgage:
Bank portfolio	—	—	8,914	8,914
Mortgage Division portfolio	—	—	85,682	85,682
Home equity portfolio	—	—	6,481	6,481
Multi-family residential	—	—	7,583	7,583
Commercial real estate	—	—	40,841	40,841
Consumer and installment	—	—	33	33
Other real estate and repossessed assets	—	—	110,353	110,353
Total	$—	—	340,679	340,679
December 31, 2011:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	54,129	54,129
Real estate construction and development	—	—	79,826	79,826
Real estate mortgage:
Bank portfolio	—	—	13,894	13,894
Mortgage Division portfolio	—	—	84,083	84,083
Home equity portfolio	—	—	5,552	5,552
Multi-family residential	—	—	10,806	10,806
Commercial real estate	—	—	67,756	67,756
Consumer and installment	—	—	18	18
Other real estate and repossessed assets	—	—	129,896	129,896
Total	$—	—	445,960	445,960

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
Other real estate and repossessed assets measured at fair value upon initial recognition totaled $21.8 million and $52.6 million for the nine months ended September 30, 2012 and 2011, respectively. In addition to other real estate and repossessed assets measured at fair value upon initial recognition, the Company recorded write-downs to the balance of other real estate and repossessed assets of $1.7 million and $7.9 million to noninterest expense for the three and nine months ended September 30, 2012, respectively, compared to $1.6 million and $8.4 million for the comparable periods in 2011. Other real estate and repossessed assets were $110.4 million at September 30, 2012, compared to $129.9 million at December 31, 2011.
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
The estimated fair value of the Company’s financial instruments at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012					December 31, 2011
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total	Carrying Value	Estimated Fair Value
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$289,006	289,006	—	—	289,006	472,011	472,011
Investment securities:
Available for sale	2,081,535	1,032	2,080,503	—	2,081,535	2,457,887	2,457,887
Held to maturity	682,748	—	687,433	—	687,433	12,817	13,424
Loans held for portfolio	2,907,988	—	—	2,601,457	2,601,457	3,115,130	2,811,538
Loans held for sale	58,241	—	58,241	—	58,241	31,111	31,111
FRB and FHLB stock	26,712	26,712	—	—	26,712	27,078	27,078
Derivative instruments	2,078	—	2,078	—	2,078	1,022	1,022
Accrued interest receivable	20,534	20,534	—	—	20,534	21,050	21,050
Assets of discontinued operations	20,203	—	20,203	—	20,203	21,009	21,009

Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,272,660	1,272,660	—	—	1,272,660	1,209,759	1,209,759
Interest-bearing demand	931,511	931,511	—	—	931,511	884,168	884,168
Savings and money market	1,835,525	1,835,525	—	—	1,835,525	1,893,560	1,893,560
Time deposits	1,292,932	—	—	1,294,961	1,294,961	1,464,343	1,467,548
Other borrowings	28,370	28,370	—	—	28,370	50,910	50,910
Derivative instruments	281	—	281	—	281	1,114	1,114
Accrued interest payable	44,935	44,935	—	—	44,935	34,285	34,285
Subordinated debentures	354,114	—	—	244,631	244,631	354,057	204,502
Liabilities of discontinued operations	326,146	—	319,855	—	319,855	346,282	339,527

Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(2,779)	—	—	(2,779)	(2,779)	(2,785)	(2,785)

NOTE 13 – INCOME TAXES
The realization of the Company’s net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies. The Company has a full valuation allowance against its net deferred tax assets at September 30, 2012 and December 31, 2011. The deferred tax asset valuation allowance was recorded in accordance with ASC Topic 740, “Income Taxes.” Under ASC Topic 740, the Company is required to assess whether it is “more likely than not” that some portion or all of its deferred tax assets will not be realized. Pursuant to ASC Topic 740, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years. If, in the future, the Company generates taxable income on a sustained basis, management may conclude the deferred tax asset valuation allowance is no longer required, which would result in the reversal of a portion or all of the deferred tax asset valuation allowance, which would be reflected as a benefit for income taxes in the consolidated statements of operations.

A summary of the Company’s deferred tax assets and deferred tax liabilities at September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
	(dollars expressed in thousands)
Gross deferred tax assets	$407,175	412,155
Valuation allowance	(380,208)	(393,034)
Deferred tax assets, net of valuation allowance	26,967	19,121
Deferred tax liabilities	34,107	26,261
Net deferred tax liabilities	$(7,140)	(7,140)
The Company’s valuation allowance was $380.2 million and $393.0 million at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012 and December 31, 2011, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $554.5 million and $539.2 million, respectively. At September 30, 2012 and December 31, 2011, for state income tax purposes, the Company had net operating loss carryforwards of approximately $735.5 million and $702.8 million, respectively, and a related deferred tax asset of $62.7 million and $58.3 million, respectively.
At September 30, 2012 and December 31, 2011, the Company’s unrecognized tax benefits for uncertain tax positions, excluding interest and penalties, were $1.3 million and $1.2 million, respectively. At September 30, 2012 and December 31, 2011, the total amount of unrecognized tax benefits that would affect the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, was $881,000 and $784,000, respectively. It is the Company’s policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At September 30, 2012 and December 31, 2011, interest accrued for unrecognized tax positions was $187,000 and $136,000, respectively. The Company recorded interest expense of $15,000 and $51,000 related to unrecognized tax benefits for the three and nine months ended September 30, 2012, respectively, compared to $18,000 and $56,000 for the comparable periods in 2011. There were no penalties for uncertain tax positions accrued at September 30, 2012 and December 31, 2011, nor did the Company recognize any expense for penalties during the three and nine months ended September 30, 2012 and 2011.
The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits as of September 30, 2012 could decrease by approximately $271,000 by December 31, 2012 as a result of the lapse of statutes of limitations or potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, is estimated to be approximately $176,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.
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
The Company is no longer subject to U.S. federal tax examination for the years prior to 2009 and is no longer subject to Florida, Illinois and Missouri income tax examination by the tax authorities for the years prior to 2008, and prior to 2007 for California and Texas.
The Company recorded a benefit for income taxes of $11.6 million during the third quarter of 2011 related to an intraperiod tax allocation between other comprehensive income and loss from continuing operations, primarily driven by market appreciation in the Company's investment securities portfolio.

NOTE 14 – EARNINGS (LOSS) PER COMMON SHARE
The following is a reconciliation of basic and diluted earnings (loss) per share (EPS) for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars in thousands, except share and per share data)
Basic:
Net income (loss) from continuing operations attributable to First Banks, Inc.	$10,802	910	30,212	(16,376)
Preferred stock dividends declared and undeclared	(4,753)	(4,506)	(14,070)	(13,341)
Accretion of discount on preferred stock	(893)	(874)	(2,660)	(2,593)
Net income (loss) from continuing operations attributable to common stockholders	5,156	(4,470)	13,482	(32,310)
Net loss from discontinued operations attributable to common stockholders	(2,329)	(2,984)	(7,333)	(8,895)
Net income (loss) available to First Banks, Inc. common stockholders	$2,827	(7,454)	6,149	(41,205)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661

Basic earnings (loss) per common share – continuing operations	$217.91	(188.89)	569.81	(1,365.48)
Basic loss per common share – discontinued operations	$(98.43)	(126.12)	(309.92)	(375.94)
Basic earnings (loss) per common share	$119.48	(315.01)	259.89	(1,741.42)

Diluted:
Net income (loss) from continuing operations attributable to common stockholders	$5,156	(4,470)	13,482	(32,310)
Net loss from discontinued operations attributable to common stockholders	(2,329)	(2,984)	(7,333)	(8,895)
Net income (loss) available to First Banks, Inc. common stockholders	2,827	(7,454)	6,149	(41,205)
Effect of dilutive securities:
Class A convertible preferred stock	—	—	—	—
Diluted income (loss) available to First Banks, Inc. common stockholders	$2,827	(7,454)	6,149	(41,205)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661
Effect of dilutive securities:
Class A convertible preferred stock	—	—	—	—

Weighted average diluted shares of common stock outstanding	23,661	23,661	23,661	23,661

Diluted earnings (loss) per common share – continuing operations	$217.91	(188.89)	569.81	(1,365.48)
Diluted loss per common share – discontinued operations	$(98.43)	(126.12)	(309.92)	(375.94)
Diluted earnings (loss) per common share	$119.48	(315.01)	259.89	(1,741.42)

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
The business segment results are consistent with the Company’s internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. The business segment results are summarized as follows:

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(dollars expressed in thousands)
Balance sheet information:
Investment securities	$2,764,283	2,470,704	—	—	2,764,283	2,470,704
Loans, net of net deferred loan fees	3,080,431	3,283,951	—	—	3,080,431	3,283,951
FRB and FHLB stock	26,712	27,078	—	—	26,712	27,078
Goodwill and other intangible assets	121,967	121,967	—	—	121,967	121,967
Assets of discontinued operations	20,203	21,009	—	—	20,203	21,009
Total assets	6,499,354	6,593,515	13,773	15,398	6,513,127	6,608,913
Deposits	5,335,943	5,454,664	(3,315)	(2,834)	5,332,628	5,451,830
Other borrowings	28,370	50,910	—	—	28,370	50,910
Subordinated debentures	—	—	354,114	354,057	354,114	354,057
Liabilities of discontinued operations	326,146	346,282	—	—	326,146	346,282
Stockholders’ equity	741,491	680,625	(442,456)	(416,954)	299,035	263,671

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
	(dollars expressed in thousands)
Income statement information:
Interest income	$50,436	56,666	100	30	50,536	56,696
Interest expense	3,345	6,616	3,745	3,405	7,090	10,021
Net interest income (loss)	47,091	50,050	(3,645)	(3,375)	43,446	46,675
Provision for loan losses	—	19,000	—	—	—	19,000
Net interest income (loss) after provision for loan losses	47,091	31,050	(3,645)	(3,375)	43,446	27,675
Noninterest income	16,385	16,635	106	110	16,491	16,745
Amortization of intangible assets	—	712	—	—	—	712
Other noninterest expense	48,666	55,166	391	(119)	49,057	55,047
Income (loss) from continuing operations before provision (benefit) for income taxes	14,810	(8,193)	(3,930)	(3,146)	10,880	(11,339)
Provision (benefit) for income taxes	666	(11,572)	(804)	(9)	(138)	(11,581)
Net income (loss) from continuing operations, net of tax	14,144	3,379	(3,126)	(3,137)	11,018	242
Loss from discontinued operations, net of tax	(2,329)	(2,984)	—	—	(2,329)	(2,984)
Net income (loss)	11,815	395	(3,126)	(3,137)	8,689	(2,742)
Net income (loss) attributable to noncontrolling interest in subsidiary	216	(668)	—	—	216	(668)
Net income (loss) attributable to First Banks, Inc.	$11,599	1,063	(3,126)	(3,137)	8,473	(2,074)

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
	(dollars expressed in thousands)
Income statement information:
Interest income	$154,360	177,770	121	84	154,481	177,854
Interest expense	11,483	23,767	11,109	10,068	22,592	33,835
Net interest income (loss)	142,877	154,003	(10,988)	(9,984)	131,889	144,019
Provision for loan losses	2,000	52,000	—	—	2,000	52,000
Net interest income (loss) after provision for loan losses	140,877	102,003	(10,988)	(9,984)	129,889	92,019
Noninterest income	48,783	45,531	287	91	49,070	45,622
Amortization of intangible assets	—	2,278	—	—	—	2,278
Other noninterest expense	147,798	165,267	1,100	(541)	148,898	164,726
Income (loss) from continuing operations before provision (benefit) for income taxes	41,862	(20,011)	(11,801)	(9,352)	30,061	(29,363)
Provision (benefit) for income taxes	447	(11,412)	(369)	(45)	78	(11,457)
Net income (loss) from continuing operations, net of tax	41,415	(8,599)	(11,432)	(9,307)	29,983	(17,906)
Loss from discontinued operations, net of tax	(7,333)	(8,895)	—	—	(7,333)	(8,895)
Net income (loss)	34,082	(17,494)	(11,432)	(9,307)	22,650	(26,801)
Net loss attributable to noncontrolling interest in subsidiary	(229)	(1,530)	—	—	(229)	(1,530)
Net income (loss) attributable to First Banks, Inc.	$34,311	(15,964)	(11,432)	(9,307)	22,879	(25,271)

NOTE 16 – TRANSACTIONS WITH RELATED PARTIES
First Services, L.P. First Services, L.P. (First Services), a limited partnership indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, provides information technology, item processing and various related services to the Company and First Bank. Fees paid under agreements with First Services were $4.9 million and $16.2 million for the three and nine months ended September 30, 2012, respectively, and $6.2 million and $18.5 million for the comparable periods in 2011. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of such equipment of $322,000 and $1.0 million during the three and nine months ended September 30, 2012, respectively, and $459,000 and $1.5 million for the comparable periods in 2011. In addition, First Services paid $435,000 and $1.4 million for the three and nine months ended September 30, 2012, respectively, and $462,000 and $1.4 million for the comparable periods in 2011, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.
First Services entered into an Affiliate Services Agreement with the Company and First Bank effective January 2009. The Affiliate Services Agreement relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, insurance services and vendor payment processing services. Fees accrued under the Affiliate Services Agreement by First Services were $44,000 and $133,000 for the three and nine months ended September 30, 2012, respectively, and $39,000 and $117,000 for the comparable periods in 2011.
First Brokerage America, L.L.C. First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, received $914,000 and $3.3 million for the three and nine months ended September 30, 2012, respectively, and $1.2 million and $4.1 million for the comparable periods in 2011, in gross commissions paid by unaffiliated third-party companies. The commissions received primarily resulted from sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid $100,000 and $325,000 for the three and nine months ended September 30, 2012, respectively, and $96,000 and $392,000 for the comparable periods in 2011, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.
Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of the Company’s Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $129,000 and $373,000 for the three and nine months ended September 30, 2012, respectively, and $120,000 and $357,000 for the comparable periods in 2011.

First Capital America, Inc. / FB Holdings, LLC. The Company formed FB Holdings, a limited liability company organized in the state of Missouri, in May 2008. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $133.3 million and FCA contributed cash of $125.0 million to FB Holdings during 2008. As a result, First Bank owned 53.23% and FCA owned the remaining 46.77% of FB Holdings as of September 30, 2012. The contribution of cash by FCA is reflected as a component of stockholders’ equity in the consolidated balance sheets and, consequently, increased the Company’s and First Bank’s regulatory capital ratios under then-existing regulatory guidelines, subject to certain limitations.
FB Holdings receives various services provided by First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the agreement by FB Holdings to First Bank were $27,000 and $105,000 for the three and nine months ended September 30, 2012, respectively, and $44,000 and $152,000 for the comparable periods in 2011.
Investors of America Limited Partnership. On March 24, 2011, the Company entered into a $5.0 million Credit Agreement with Investors of America, LP, as further described in Note 8 to the consolidated financial statements. Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of the Company’s Chairman and members of his immediate family. There were no balances outstanding with respect to the Credit Agreement as of and for the nine months ended September 30, 2012 or since its inception.
Loans to Directors and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of the Company were $5.3 million and $20.7 million at September 30, 2012 and December 31, 2011, respectively. First Bank does not extend credit to its officers or to officers of the Company, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.
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
The Company and First Bank have entered into agreements with the FRB and MDOF, as further described in Note 11 to the consolidated financial statements.

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

➢	Our ability to raise sufficient capital, absent the successful completion of all or a significant portion of our Capital Plan, as further discussed under “—Overview – Capital Plan;”
➢	Our ability to maintain capital at levels necessary or desirable to support our operations;
➢	The risks associated with implementing our business strategy, including our ability to preserve and access sufficient capital to continue to execute our strategy;
➢
The increased cost of maintaining or our ability to maintain adequate liquidity and capital, based on the requirements adopted and proposed by the Basel Committee on Banking Supervision and U.S. regulators;

➢
Regulatory actions that impact First Banks, Inc. and First Bank, including the regulatory agreements entered into among First Banks, Inc., First Bank, the Federal Reserve Bank of St. Louis and the State of Missouri Division of Finance, as further discussed under “—Overview – Regulatory Agreements;”

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

➢	The appropriateness of our allowance for loan losses to absorb the amount of actual losses inherent in our existing loan portfolio;
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

OVERVIEW
We, or the Company, are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; FB Holdings, LLC, or FB Holdings; Small Business Loan Source LLC, or SBLS LLC; ILSIS, Inc.; FBIN, Inc.; SBRHC, Inc.; HVIIHC, Inc.; FBSA Missouri, Inc.; FBSA California, Inc.; NT Resolution Corporation; and LC Resolution Corporation. First Bank’s subsidiaries are wholly owned at September 30, 2012 except for FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, as further described in Note 16 to our consolidated financial statements.
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
First Bank, under its informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 11 to our consolidated financial statements, First Bank’s Tier 1 capital to total assets ratio was 9.08% at September 30, 2012.
While the Company and First Bank intend to take such actions as may be necessary to comply with the requirements of the Agreement with the FRB and informal agreement with the MDOF, there can be no assurance that the Company and First Bank will be able to comply fully with the requirements of the Agreement or that First Bank will be able to comply fully with the provisions of the informal agreement, that compliance with the Agreement and the informal agreement will not be more time consuming or more expensive than anticipated, that compliance with the Agreement and the informal agreement will enable the Company and First Bank to maintain profitable operations, or that efforts to comply with the Agreement and the informal agreement will not have adverse effects on the operations and financial condition of the Company or First Bank. If the Company or First Bank is unable to comply with the terms of the Agreement or the informal agreement, respectively, the Company and First Bank could become subject to further enforcement actions by the regulatory agencies which could mandate additional capital and/or require the sale of certain assets and liabilities. The terms of any such additional regulatory actions, orders or agreements could have a materially adverse effect on our business, financial condition or results of operations.
Capital Plan. We have been working since the beginning of 2008 to strengthen our capital ratios and improve our financial performance. Additionally, on August 10, 2009, we announced the adoption of our Capital Optimization Plan, or Capital Plan, designed to improve our capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. We adopted our Capital Plan in order to, among other things, preserve our regulatory capital. We have completed, or are in the process of completing, a number of initiatives associated with our Capital Plan. A summary of the primary initiatives completed as of September 30, 2012 with respect to our Capital Plan are shown in the table below. See Note 2 to our consolidated financial statements for a discussion of initiatives associated with our Capital Plan that were completed, or are in the process of completion, during the nine months ended September 30, 2012 and 2011.

	Gain (Loss) on Sale	Decrease in Intangible Assets	Decrease in Risk-Weighted Assets	Total Regulatory Capital Benefit (1)
	(dollars expressed in thousands)
Reduction in Other Risk-Weighted Assets	$—	—	147,000	12,900
Total 2012 Capital Initiatives	$—	—	147,000	12,900

Sale of Remaining Northern Illinois Region	$425	1,558	33,800	4,900
Sale of Edwardsville Branch	263	500	1,400	900
Reduction in Other Risk-Weighted Assets	—	—	877,900	76,800
Total 2011 Capital Initiatives	$688	2,058	913,100	82,600

Partial Sale of Northern Illinois Region	$6,355	9,683	141,800	28,500
Sale of Texas Region	4,984	19,962	116,300	35,100
Sale of MVP	(156)	—	800	(100)
Sale of Chicago Region	8,414	26,273	342,600	64,700
Sale of Lawrenceville Branch	168	1,000	11,400	2,200
Reduction in Other Risk-Weighted Assets	—	—	2,111,400	184,700
Total 2010 Capital Initiatives	$19,765	56,918	2,724,300	315,100

Sale of WIUS loans	$(13,077)	19,982	146,700	19,700
Sale of restaurant franchise loans	(1,149)	—	64,400	4,500
Sale of asset-based lending loans	(6,147)	—	119,300	4,300
Sale of Springfield Branch	309	1,000	900	1,400
Sale of ANB	120	13,013	1,300	13,200
Reduction in Other Risk-Weighted Assets	—	—	1,580,400	138,300
Total 2009 Capital Initiatives	$(19,944)	33,995	1,913,000	181,400

Total Completed Capital Initiatives	$509	92,971	5,697,400	592,000
____________________

(1)	Calculated as the sum of the gain (loss) on sale plus the reduction in intangible assets plus 8.75% of the reduction in risk-weighted assets.
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

Regulatory Capital – Proposed Basel III Regulatory Capital Reforms. On June 7, 2012, the Board of Governors of the Federal Reserve System approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and First Bank. The proposed rules implement the Basel III regulatory capital reforms, or Basel III, and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The extended comment period for the proposed rules ended on October 22, 2012.
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
Discontinued Operations. We have applied discontinued operations accounting in accordance with Accounting Standards Codification™, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities associated with our Florida Region as of September 30, 2012 and December 31, 2011, and to the operations of our 19 Florida retail branches and three of our Northern Illinois retail branches for the three and nine months ended September 30, 2012 and 2011, as applicable. All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. On January 25, 2012, we entered into a Branch Purchase and Assumption Agreement to sell certain assets and transfer certain liabilities of our Florida franchise, or Florida Region, to an unaffiliated financial institution. We terminated this agreement on April 4, 2012 when the potential buyer failed to meet certain conditions of the agreement. We continue to apply discontinued operations accounting to the assets and liabilities and related operations of our Florida Region as of and for the quarter ended September 30, 2012 as we continue to actively market the Florida Region for sale. See Note 2 to our consolidated financial statements for further discussion regarding discontinued operations.

RESULTS OF OPERATIONS
Overview. We recorded net income, including discontinued operations, of $8.5 million and $22.9 million for the three and nine months ended September 30, 2012, respectively, compared to a net loss, including discontinued operations, of $2.1 million and $25.3 million for the comparable periods in 2011. Our results of operations reflect the following:

➢
Net interest income of $43.4 million and $131.9 million for the three and nine months ended September 30, 2012, respectively, compared to $46.7 million and $144.0 million for the comparable periods in 2011, which contributed to a decline in our net interest margin to 2.82% and 2.86% for the three and nine months ended September 30, 2012, respectively, compared to 2.88% and 2.91% for the comparable periods in 2011;

➢
A provision for loan losses of zero and $2.0 million for the three and nine months ended September 30, 2012, respectively, compared to $19.0 million and $52.0 million for the comparable periods in 2011;

➢
Noninterest income of $16.5 million and $49.1 million for the three and nine months ended September 30, 2012, respectively, compared to $16.7 million and $45.6 million for the comparable periods in 2011;

➢
Noninterest expense of $49.1 million and $148.9 million for the three and nine months ended September 30, 2012, respectively, compared to $55.8 million and $167.0 million for the comparable periods in 2011;

➢
A benefit for income taxes of $138,000 and a provision for income taxes of $78,000 for the three and nine months ended September 30, 2012, respectively, compared to a benefit for income taxes of $11.6 million and $11.5 million for the comparable periods in 2011;

➢
A net loss from discontinued operations, net of tax, of $2.3 million and $7.3 million for the three and nine months ended September 30, 2012, respectively, compared to a net loss from discontinued operations, net of tax, of $3.0 million and $8.9 million for the comparable periods in 2011; and

➢
Net income attributable to noncontrolling interest in subsidiary of $216,000 and a net loss attributable to noncontrolling interest in subsidiary of $229,000 for the three and nine months ended September 30, 2012, respectively, compared to a net loss of $668,000 and $1.5 million for the comparable periods in 2011.

Net Interest Income and Average Balance Sheets. The primary source of our income is net interest income. The following table sets forth, on a tax-equivalent basis, certain information on a continuing operations basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012			2011			2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars expressed in thousands)
ASSETS
Interest-earning assets:
Loans (1)(2)(3)	$3,001,978	34,888	4.62%	$3,618,913	43,098	4.72%	$3,102,675	109,685	4.72%	$3,945,231	143,062	4.85%
Investment securities (3)	2,895,814	15,290	2.10	2,248,848	12,977	2.29	2,723,204	43,560	2.14	1,926,283	32,609	2.26
FRB and FHLB stock	26,518	290	4.35	27,163	340	4.97	26,475	850	4.29	27,814	1,075	5.17
Short-term investments	214,763	137	0.25	550,918	347	0.25	314,203	596	0.25	726,567	1,359	0.25
Total interest-earning assets	6,139,073	50,605	3.28	6,445,842	56,762	3.49	6,166,557	154,691	3.35	6,625,895	178,105	3.59
Nonearning assets	412,211			415,341			413,776			406,467
Assets of discontinued operations	20,551			21,387			20,849			41,317
Total assets	$6,571,835			$6,882,570			$6,601,182			$7,073,679

LIABILITIES AND
STOCKHOLDERS’
EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$930,213	140	0.06%	$961,770	240	0.10%	$915,414	420	0.06%	$941,613	803	0.11%
Savings and money market	1,846,616	754	0.16	1,958,250	1,854	0.38	1,869,376	2,616	0.19	1,992,087	6,584	0.44
Time deposits of $100 or more	471,749	911	0.77	579,350	1,683	1.15	495,194	3,109	0.84	645,146	6,214	1.29
Other time deposits	844,521	1,522	0.72	1,026,259	2,800	1.08	882,993	5,274	0.80	1,097,035	10,056	1.23
Total interest-bearing deposits	4,093,099	3,327	0.32	4,525,629	6,577	0.58	4,162,977	11,419	0.37	4,675,881	23,657	0.68
Other borrowings	32,492	16	0.20	52,704	36	0.27	35,845	57	0.21	45,009	102	0.30
Subordinated debentures	354,105	3,747	4.21	354,029	3,408	3.82	354,086	11,116	4.19	354,010	10,076	3.81
Total interest-bearing liabilities	4,479,696	7,090	0.63	4,932,362	10,021	0.81	4,552,908	22,592	0.66	5,074,900	33,835	0.89
Noninterest-bearing liabilities:
Demand deposits	1,303,791			1,125,090			1,273,363			1,116,129
Other liabilities	165,119			135,225			155,348			125,911
Liabilities of discontinued operations	332,270			383,886			340,421			451,490
Total liabilities	6,280,876			6,576,563			6,322,040			6,768,430
Stockholders’ equity	290,959			306,007			279,142			305,249
Total liabilities and stockholders’ equity	$6,571,835			$6,882,570			$6,601,182			$7,073,679

Net interest income		43,515			46,741			132,099			144,270
Interest rate spread			2.65			2.68			2.69			2.70
Net interest margin (4)			2.82%			2.88%			2.86%			2.91%
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)
Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $69,000 and $210,000 for the three and nine months ended September 30, 2012, respectively, and $66,000 and $251,000 for the comparable periods in 2011.

(4)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

Our balance sheet is presently asset sensitive, and as such, our net interest margin has been negatively impacted by the low interest rate environment as our loan portfolio re-prices on an immediate basis; whereas we are unable to immediately re-price our deposit portfolio to current market interest rates, thereby resulting in a compression of our net interest margin. Our asset-sensitive position, coupled with the level of our nonperforming assets, the increased level of average lower-yielding short-term investments and investment securities, the lower level of average loans and the additional interest expense accrued on our regularly scheduled deferred interest payments on our junior subordinated debentures has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income in the future. We continue our efforts to reduce nonperforming and potential problem loans and re-define our overall strategy and business plans with respect to our loan portfolio in light of ongoing changes in market conditions in our markets, focusing on loan growth initiatives to offset the impact of the decrease in nonaccrual loans, problem loans and other loan relationships.
Net interest income, expressed on a tax-equivalent basis, decreased to $43.5 million and $132.1 million for the three and nine months ended September 30, 2012, respectively, compared to $46.7 million and $144.3 million for the comparable periods in 2011. Our net interest margin decreased to 2.82% and 2.86% for the three and nine months ended September 30, 2012, respectively, compared to 2.88% and 2.91% for the comparable periods in 2011.
We attribute the decrease in our net interest margin and net interest income to a lower average balance of interest-earning assets in addition to a significant change in the mix of our interest-earning assets, which has shifted from loans to investment securities, partially offset by a decrease in interest-bearing liabilities and a decrease in deposit and other borrowing costs. The average yield earned on our interest-earning assets decreased 21 and 24 basis points to 3.28% and 3.35% for the three and nine months ended September 30, 2012, respectively, compared to 3.49% and 3.59% for the comparable periods in 2011, while the average rate paid on our interest-bearing liabilities decreased 18 and 23 basis points to 0.63% and 0.66% for the three and nine months ended September 30, 2012, respectively, compared to 0.81% and 0.89% for the comparable periods in 2011. Average interest-earning assets decreased $306.8 million and $459.3 million to $6.14 billion and $6.17 billion for the three and nine months ended September 30, 2012, respectively, compared to $6.45 billion and $6.63 billion for the comparable periods in 2011. Average interest-bearing liabilities decreased $452.7 million and $522.0 million to $4.48 billion and $4.55 billion for the three and nine months ended September 30, 2012, respectively, compared to $4.93 billion and $5.07 billion for the comparable periods in 2011.
Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased $8.2 million and $33.4 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. Average loans decreased $616.9 million and $842.6 million to $3.00 billion and $3.10 billion for the three and nine months ended September 30, 2012, respectively, from $3.62 billion and $3.95 billion for the comparable periods in 2011. The decrease in average loans primarily reflects a substantial level of loan payoffs and principal payments, reduced loan demand within our markets, loan charge-offs, transfers of loans to other real estate and repossessed assets, and the exit of certain of our problem credit relationships. The yield on our loan portfolio decreased 10 and 13 basis points to 4.62% and 4.72% for the three and nine months ended September 30, 2012, respectively, compared to 4.72% and 4.85% for the comparable periods in 2011. The yield on our loan portfolio continues to be adversely impacted by the historically low prime and LIBOR interest rates, as a significant portion of our loan portfolio is priced to these indices. Furthermore, the yield on our loan portfolio continues to be adversely impacted by the higher levels of average nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses.” Our nonaccrual loans decreased our average yield on loans by approximately 23 and 25 basis points during the three and nine months ended September 30, 2012, respectively, compared to approximately 39 and 49 basis points during the comparable periods in 2011. We are continuing to focus on loan growth initiatives to offset the impact of the decrease in nonaccrual loans, problem loans and other loan relationships in future periods.
Interest income on our investment securities, expressed on a tax-equivalent basis, increased $2.3 million and $11.0 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. Average investment securities increased $647.0 million and $796.9 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. The increase in average investment securities reflects the continued utilization of a portion of our cash and short-term investments to fund gradual and planned increases in our investment securities portfolio in an effort to maximize our net interest income and net interest margin while maintaining appropriate liquidity levels and diversification within our investment securities portfolio. The yield earned on our investment securities portfolio decreased 19 and 12 basis points to 2.10% and 2.14% for the three and nine months ended September 30, 2012, respectively, compared to 2.29% and 2.26% for the comparable periods in 2011, reflecting purchases of investment securities at lower market rates.
Interest income on our short-term investments decreased $210,000 and $763,000 for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. Average short-term investments decreased $336.2 million and $412.4 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. The yield on our short-term investments was 0.25% for the three and nine months ended September 30, 2012 and 2011, reflecting the investment of the majority of funds in our short-term investments in our correspondent bank account with the FRB, which currently earns 0.25%. The decrease in our average short-term investments reflects the utilization of such funds, coupled with funds available from the decline in our loan portfolio, to fund increases in our investment securities portfolio, divestitures associated with our Capital Plan in 2011, and decreases in our average total deposits. We built a significant amount of available balance sheet liquidity throughout 2009, 2010 and 2011 in anticipation of the expected completion of certain transactions associated with our Capital Plan, as further discussed under “—Liquidity Management.” The high level of short-term investments, while necessary to complete certain transactions associated with our Capital Plan and to maintain significant balance sheet liquidity in light of economic conditions during these periods, has negatively impacted our net interest margin and will negatively impact our net interest margin in future periods until we have the opportunity to further reduce our short-term investments through deployment of such funds into other higher-yielding assets.
Interest expense on our interest-bearing deposits decreased $3.3 million and $12.2 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. Average total deposits decreased $253.8 million and $355.7 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. Average interest-bearing deposits decreased $432.5 million and $512.9 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. The decrease in average interest-bearing deposits primarily reflects anticipated reductions of higher rate certificates of deposit and promotional money market deposits, partially offset by organic growth through deposit development programs, including marketing campaigns and enhanced product and service offerings. The mix in our deposit portfolio volumes for the three and nine months ended September 30, 2012, as compared to the comparable periods in 2011, primarily reflects a shift from time deposits, savings and money market deposits, and interest-bearing demand deposits to noninterest-bearing demand deposits. Decreases in our average time deposits, savings and money market deposits and interest-bearing demand deposits of $364.0 million, $122.7 million and $26.2 million, respectively, for the first nine months of 2012, as compared to the comparable period in 2011, were partially offset by an increase in our average noninterest-bearing demand deposits of $157.2 million. The aggregate weighted average rate paid on our interest-bearing deposit portfolio decreased 26 and 31 basis points to 0.32% and 0.37% for the three and nine months ended September 30, 2012, respectively, from 0.58% and 0.68% for the comparable periods in 2011, reflecting the re-pricing of certificate of deposit accounts to current market interest rates upon maturity and our efforts to reduce deposit costs across our deposit portfolio, in particular promotional money market deposits. The weighted average rate paid on our time deposit portfolio decreased 37 and 44 basis points to 0.74% and 0.81% for the three and nine months ended September 30, 2012, respectively, from 1.11% and 1.25% for the comparable periods in 2011; the weighted average rate paid on our savings and money market deposit portfolio decreased 22 and 25 basis points to to 0.16% and 0.19% for the three and nine months ended September 30, 2012, respectively, from 0.38% and 0.44% for the comparable periods in 2011; and the weighted average rate paid on our interest-bearing demand deposits declined to 0.06% for the three and nine months ended September 30, 2012, from 0.10% and 0.11% for the comparable periods in 2011, respectively. Assuming that the prevailing interest rate environment remains relatively stable, we anticipate continued reductions in our deposit costs.
Interest expense on our junior subordinated debentures increased $339,000 and $1.0 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. Average junior subordinated debentures were $354.1 million for the three and nine months ended September 30, 2012, compared to $354.0 million for the three and nine months ended September 30, 2011. The aggregate weighted average rate paid on our junior subordinated debentures increased 39 and 38 basis points to 4.21% and 4.19% for the three and nine months ended September 30, 2012, respectively, compared to 3.82% and 3.81% for the comparable periods in 2011. The aggregate weighted average rates and the level of interest expense reflect the LIBOR rates and the impact to the related spreads to LIBOR during the periods, as approximately 79.4% of our junior subordinated debentures are variable rate. The aggregate weighted average rates also reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures of $537,000 and $1.5 million for the three and nine months ended September 30, 2012, respectively, compared to $339,000 and $882,000 for the comparable periods in 2011, as further discussed in Note 9 to our consolidated financial statements. The additional interest expense accrued on the regularly scheduled deferred interest payments increased the weighted average rate paid on our junior subordinated debentures by approximately 60 and 55 basis points for the three and nine months ended September 30, 2012, respectively, compared to 38 and 33 basis points for the comparable periods in 2011.
Rate / Volume. The following table indicates, on a tax-equivalent basis, the changes in interest income and interest expense on a continuing basis that are attributable to changes in average volume and changes in average rates, for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:
	Three Months Ended September 30, 2012 Compared to 2011			Nine Months Ended September 30, 2012 Compared to 2011
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(dollars expressed in thousands)
Interest earned on:
Loans (1) (2) (3)	$(7,260)	(950)	(8,210)	(29,692)	(3,685)	(33,377)
Investment securities (3)	3,388	(1,075)	2,313	12,724	(1,773)	10,951
FRB and FHLB stock	(8)	(42)	(50)	(50)	(175)	(225)
Short-term investments	(210)	—	(210)	(763)	—	(763)
Total interest income	(4,090)	(2,067)	(6,157)	(17,781)	(5,633)	(23,414)
Interest paid on:
Interest-bearing demand deposits	(8)	(92)	(100)	(22)	(361)	(383)
Savings and money market deposits	(99)	(1,001)	(1,100)	(388)	(3,580)	(3,968)
Time deposits	(719)	(1,331)	(2,050)	(2,938)	(4,949)	(7,887)
Other borrowings	(12)	(8)	(20)	(18)	(27)	(45)
Subordinated debentures	1	338	339	2	1,038	1,040
Total interest expense	(837)	(2,094)	(2,931)	(3,364)	(7,879)	(11,243)
Net interest income	$(3,253)	27	(3,226)	(14,417)	2,246	(12,171)
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
Net interest income, expressed on a tax-equivalent basis, decreased $3.2 million and $12.2 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011, and reflects a decrease due to volume of $3.3 million and $14.4 million, respectively, partially offset by an increase due to rate of $27,000 and $2.2 million, respectively. The decrease for the nine months ended September 30, 2012, as compared to the comparable period in 2011, was primarily driven by a decrease in the volume of loans, partially offset by an increase in the volume of investment securities and a decrease in the rate and volume of interest-bearing deposits. We have been utilizing cash proceeds resulting from loan payoffs to fund gradual and planned increases in our investment securities portfolio in an effort to maximize net interest income and net interest margin while maintaining appropriate liquidity levels and diversification within our investment securities portfolio and closely monitoring key risk metrics within the investment securities portfolio. Because loans generally have a higher yield than investment securities, the change in our interest-earning asset mix has had a negative impact on our net interest income. The decrease in loans is further discussed under “—Loans and Allowance for Loan Losses.” The increase in net interest income due to rate was primarily driven by a decline in the cost of our interest-bearing deposits, partially offset by a decrease in our loan and investment securities yields, reflective of overall market conditions and competition during these periods.
Provision for Loan Losses. We recorded a provision for loan losses of zero and $2.0 million for the three and nine months ended September 30, 2012, respectively, compared to $19.0 million and $52.0 million for the comparable periods in 2011. The decrease in the provision for loan losses for the three and nine months ended September 30, 2012, as compared to the comparable periods in 2011, was primarily driven by the significant decrease in our overall level of nonaccrual loans and potential problem loans, a decrease in net charge-offs, and less severe asset migration to classified asset categories during the first nine months of 2012 as compared to the migration levels experienced during the first nine months of 2011.
Our nonaccrual loans decreased to $131.6 million at September 30, 2012, from $150.4 million at June 30, 2012, $185.1 million at March 31, 2012, $220.3 million at December 31, 2011 and $270.5 million at September 30, 2011. The decrease in the overall level of nonaccrual loans was driven by resolution of certain nonaccrual loans, gross loan charge-offs, and transfers to other real estate and repossessed assets exceeding net additions to nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses,” and reflects our continued progress with respect to the implementation of our Asset Quality Improvement Plan initiatives, designed to reduce the overall balance of nonaccrual and other potential problem loans and assets.
Our net loan charge-offs decreased $16.4 million and $69.8 million to $6.0 million and $25.5 million for the three and nine months ended September 30, 2012, respectively, from $22.5 million and $95.3 million for the comparable periods in 2011. Our annualized net loan charge-offs were 0.80% and 1.10% of average loans for the three and nine months ended September 30, 2012, respectively, compared to 2.46% and 3.23% of average loans for the comparable periods in 2011. Loan charge-offs were $13.9 million and $48.3 million for the three and nine months ended September 30, 2012, respectively, compared to $26.1 million and $112.2 million for the comparable periods in 2011, and loan recoveries were $7.9 million and $22.8 million for the three and nine months ended September 30, 2012, respectively, compared to $3.6 million and $16.9 million for the comparable periods in 2011.
Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”
Noninterest Income. Noninterest income was $16.5 million and $49.1 million for the three and nine months ended September 30, 2012, respectively, compared to $16.7 million and $45.6 million for the comparable periods in 2011. The increase in our noninterest income for the nine months ended September 30, 2012, as compared to the comparable period in 2011, was primarily attributable to higher gains on loans sold and held for sale, reduced declines in the fair value of servicing rights and increased other income, partially offset by lower service charges on deposit accounts and customer service fees, decreased gains on sales of investment securities and lower loan servicing fees. The following table summarizes noninterest income for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2012	2011	Amount	%	2012	2011	Amount	%
	(dollars expressed in thousands)
Noninterest income:
Service charges on deposit accounts and customer service fees	$8,877	9,904	(1,027)	(10.4)%	$26,511	29,003	(2,492)	(8.6)%
Gain on loans sold and held for sale	4,325	2,520	1,805	71.6	10,308	3,928	6,380	162.4
Net gain on investment securities	789	4,165	(3,376)	(81.1)	1,306	5,282	(3,976)	(75.3)
Decrease in fair value of servicing rights	(2,417)	(4,370)	1,953	(44.7)	(4,608)	(6,739)	2,131	(31.6)
Loan servicing fees	1,741	2,035	(294)	(14.4)	5,659	6,404	(745)	(11.6)
Other	3,176	2,491	685	27.5	9,894	7,744	2,150	27.8
Total noninterest income	$16,491	16,745	(254)	(1.5)	$49,070	45,622	3,448	7.6
Service charges on deposit accounts and customer service fees decreased $1.0 million and $2.5 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011, primarily reflecting reduced non-sufficient funds and returned check fee income on retail and commercial accounts coupled with changes in our deposit mix and certain product modifications designed to enhance overall product offerings to our customer base during these periods.
Gains on loans sold and held for sale increased $1.8 million and $6.4 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. The increase was primarily attributable to an increase in the volume of mortgage loans originated for sale in the secondary market during the first nine months of 2012 associated with an increase in refinancing volume in our mortgage banking division in addition to higher margins on the loans originated for sale in the secondary market. The gain on sale of mortgage loans was $4.3 million and $10.3 million for the three and nine months ended September 30, 2012, respectively, compared to $2.5 million and $3.9 million for the comparable periods in 2011. For the nine months ended September 30, 2012 and 2011, we originated residential mortgage loans for sale totaling $325.8 million and $177.5 million, respectively, and sold residential mortgage loans totaling $299.8 million and $196.9 million, respectively.
Net gains on investment securities decreased $3.4 million and $4.0 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. Proceeds from sales of available-for-sale investment securities were $107.6 million and $315.2 million for the three and nine months ended September 30, 2012, respectively, as compared to $156.2 million and $283.7 million for the comparable periods in 2011. We sold $106.8 million of mortgage-backed securities at a gain of $786,000 during the third quarter of 2012 to partially fund the purchase of $141.0 million of seasoned, performing one-to-four-family residential real estate loans. We sold $148.5 million of mortgage-backed securities at a gain of $4.1 million during the third quarter of 2011.
Net losses associated with changes in the fair value of mortgage and SBA servicing rights decreased $2.0 million and $2.1 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. The changes in the fair value of mortgage and SBA servicing rights during the periods reflect changes in mortgage interest rates and the related changes in estimated prepayment speeds, as well as changes in cash flow assumptions underlying SBA loans serviced for others.
Loan servicing fees decreased $294,000 and $745,000 for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. Loan servicing fees are primarily comprised of fee income generated from the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans originated to small business concerns, in addition to unused commitment fees received from lending customers. The level of such fees is primarily impacted by the balance of loans serviced and interest shortfall on serviced residential mortgage loans. Interest shortfall represents the difference between the interest collected from a loan servicing customer upon prepayment of the loan and the full month of interest that is required to be remitted to the security owner. The level of fees was also impacted by a decrease in loan servicing fees associated with declining volumes of SBA loans serviced for others.
Other income increased $685,000 and $2.2 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. The increase in other income for the first nine months of 2012 primarily reflects the following:

➢	The receipt of a litigation settlement of $561,000 in the first quarter of 2012;

➢
Income recognized on CRA investments of $169,000 and $955,000 for the three and nine months ended September 30, 2012, respectively, compared to $387,000 and $891,000 for the comparable periods in 2011;

➢
Net gains on sales of other real estate and repossessed assets of $1.1 million and $1.4 million for the three and nine months ended September 30, 2012, respectively, compared to net losses of $404,000 and $1.1 million for the comparable periods in 2011; and

➢	Loss on sale of certain bank-owned properties of $841,000 and $1.1 million for the three and nine months ended September 30, 2012, respectively.
Noninterest Expense. Noninterest expense decreased $6.7 million and $18.1 million to $49.1 million and $148.9 million for the three and nine months ended September 30, 2012, respectively, from $55.8 million and $167.0 million for the comparable periods in 2011. The decrease in our noninterest expense was primarily attributable to reductions in most expense categories attributable to our profit improvement initiatives and the reduction in our overall asset levels. The following table summarizes noninterest expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2012	2011	Amount	%	2012	2011	Amount	%
	(dollars expressed in thousands)
Noninterest expense:
Salaries and employee benefits	$18,990	19,557	(567)	(2.9)%	$56,797	58,407	(1,610)	(2.8)%
Occupancy, net of rental income, and furniture and equipment	8,340	8,407	(67)	(0.8)	23,557	26,418	(2,861)	(10.8)
Postage, printing and supplies	641	695	(54)	(7.8)	2,055	2,211	(156)	(7.1)
Information technology fees	5,219	6,452	(1,233)	(19.1)	17,130	19,560	(2,430)	(12.4)
Legal, examination and professional fees	2,240	2,828	(588)	(20.8)	7,700	9,095	(1,395)	(15.3)
Amortization of intangible assets	—	712	(712)	(100.0)	—	2,278	(2,278)	(100.0)
Advertising and business development	522	459	63	13.7	1,569	1,386	183	13.2
FDIC insurance	3,322	3,550	(228)	(6.4)	10,037	12,212	(2,175)	(17.8)
Write-downs and expenses on other real estate and repossessed assets	2,922	2,551	371	14.5	11,204	12,970	(1,766)	(13.6)
Other	6,861	10,548	(3,687)	(35.0)	18,849	22,467	(3,618)	(16.1)
Total noninterest expense	$49,057	55,759	(6,702)	(12.0)	$148,898	167,004	(18,106)	(10.8)
Salaries and employee benefits expense decreased $567,000 and $1.6 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. The overall decrease in salaries and employee benefits expense is reflective of the continued decline in the overall level of our full-time equivalent employees, or FTEs, due to profit improvement initiatives. Our FTEs, excluding discontinued operations, decreased to 1,148 at September 30, 2012, from 1,171 at December 31, 2011 and 1,209 at September 30, 2011, representing decreases of 2.0% and 5.0%, respectively.
Occupancy, net of rental income, and furniture and equipment expense decreased $67,000 and $2.9 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. The decrease reflects reduced furniture, fixture and technology equipment expenditures associated with prior expansion and branch renovation activities and certain branch closures completed in conjunction with profit improvement initiatives. In addition, occupancy expense, net of rental income, includes a $787,000 decrease in rent expense during the first quarter of 2012 associated with the transfer of a lease obligation to an unaffiliated third party and the related reversal of the corresponding straight-line rent liability.

Postage, printing and supplies expense decreased $54,000 and $156,000 for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011, primarily reflecting decreases in office supplies expenses as a result of profit improvement initiatives.
Information technology fees decreased $1.2 million and $2.4 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and related fee reductions with First Services, L.P. As more fully described in Note 16 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending, trust and small business lending divisions as well as our payroll processing department.
Legal, examination and professional fees decreased $588,000 and $1.4 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. The decrease in legal, examination and professional fees reflects a decrease in legal expenses associated with loan collection activities, divestiture activities and litigation matters in comparison to the level of such expenses during the first nine months of 2011. We anticipate legal, examination and professional fees to remain at higher-than-historical levels in the near term, primarily as a result of elevated levels of legal and professional fees associated with ongoing collection efforts on commercial and consumer problem loans as well as ongoing matters associated with our Capital Plan.
Amortization of intangible assets was $712,000 and $2.3 million for the three and nine months ended September 30, 2011, respectively, and reflects the amortization of core deposit intangibles associated with prior acquisitions. Our core deposit intangibles became fully amortized during 2011.
Advertising and business development expense increased $63,000 and $183,000 for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011, reflecting increased advertising during the first nine months of 2012 as compared to the comparable periods in 2011. We expect these expenses to increase over time as we further market our products and services throughout our geographic market areas.
FDIC insurance expense decreased $228,000 and $2.2 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. Prior to April 1, 2011, the FDIC's assessment base for the calculation of insurance premium assessments was an institution's average deposits. The Dodd-Frank Wall Street Reform and Consumer Protection Act required the FDIC to establish rules setting insurance premium assessments based on an institution's average consolidated assets minus its average tangible equity instead of its deposits. The change in the assessment base had the impact of reducing the level of our FDIC insurance expense beginning with the second quarter of 2011. The decrease in FDIC insurance expense is also reflective of our reduced level of deposits and total assets during the first nine months of 2012 as compared to the first nine months of 2011. We expect our FDIC insurance expenses will decline in future periods as the financial performance of First Bank continues to improve.
Write-downs and expenses on other real estate and repossessed assets increased $371,000 and decreased $1.8 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. Write-downs related to the revaluation of certain other real estate properties and repossessed assets were $1.7 million and $7.9 million for the three and nine months ended September 30, 2012, respectively, as compared to $1.6 million and $8.4 million for the comparable periods in 2011. Other real estate and repossessed asset expenses, exclusive of write-downs, such as taxes, insurance, and repairs and maintenance, were $1.2 million and $3.3 million for the three and nine months ended September 30, 2012, respectively, as compared to $947,000 and $4.6 million for the comparable periods in 2011, reflecting a year-over-year decrease in the balance of other real estate and repossessed assets and the sale of certain properties that required higher operating expenditures. The balance of our other real estate and repossessed assets decreased to $110.4 million at September 30, 2012, from $129.9 million at December 31, 2011 and $131.3 million at September 30, 2011. The overall higher-than-historical level of expenses on other real estate and repossessed assets is associated with ongoing foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties, as well as other property preservation related expenses. We expect the level of write-downs and expenses on our other real estate and repossessed assets to continue to remain at elevated levels in the near term as a result of the high level of our other real estate and repossessed assets and the expected future transfer of certain of our nonaccrual loans into our other real estate portfolio.
Other expense decreased $3.7 million and $3.6 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, loan expenses, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes, travel, meals and entertainment, overdraft losses and other nonrecurring expenses. The overall level of other expense reflects the following:

➢
Amortization expense and losses associated with CRA investments of $156,000 and $1.0 million for the three and nine months ended September 30, 2012, respectively, compared to $1.4 million and $2.0 million for the comparable periods in 2011;

➢
Accruals and cash payments associated with repurchase losses in our Mortgage Division, resulting in expense of $1.1 million and $2.3 million for the three and nine months ended September 30, 2012, respectively, compared to $129,000 and $419,000 for the three and nine months ended September 30, 2011. Our reserve for mortgage repurchases was $2.0 million at September 30, 2012;

➢
Loan expenses related to collection matters of $1.3 million and $2.5 million for the three and nine months ended September 30, 2012, respectively, compared to $1.2 million and $3.9 million for the comparable periods in 2011;

➢
A reduction in overdraft losses, net of recoveries, to $172,000 and $445,000 for the three and nine months ended September 30, 2012, respectively, compared to $314,000 and $864,000 for the comparable periods in 2011; and

➢
Write-downs of bank-owned facilities to estimated fair value less costs to sell of $150,000 for the nine months ended September 30, 2012, compared to $2.3 million for the three and nine months ended September 30, 2011, associated with space consolidation initiatives.

(Benefit) Provision for Income Taxes. We recorded a benefit for income tax of $138,000 and a provision for income taxes of $78,000 for the three and nine months ended September 30, 2012, respectively, compared to a benefit for income taxes of $11.6 million and $11.5 million for the comparable periods in 2011. The (benefit) provision for income taxes during the three and nine months ended September 30, 2012 and 2011 reflects the establishment of a full deferred tax asset valuation allowance during 2008 and the resulting inability to record tax benefits on our net loss due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not presently “more likely than not.” The deferred tax asset valuation allowance was primarily established as a result of our three-year cumulative operating loss for the years ended December 31, 2008, 2007 and 2006, after considering all available objective evidence and potential tax planning strategies related to the amount of the deferred tax assets that are “more likely than not” to be realized. The benefit for income taxes during the three and nine months ended September 30, 2011 also reflects a benefit for income taxes of $11.6 million related to an intraperiod tax allocation between accumulated other comprehensive income and loss from continuing operations, and was primarily driven by market appreciation in our investment securities portfolio. The level of our (benefit) provision for income taxes and the deferred tax asset valuation allowance are more fully described in Note 13 to our consolidated financial statements.
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state and federal pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts and future taxable income and are consistent with the plans and estimates we are using to manage the underlying business. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).
After analysis of all available positive and negative evidence, we believe it is reasonably possible in the next 12 months to reverse a significant portion, or all, of our deferred tax asset valuation allowance. Historical and forecasted positive evidence includes: pre-tax operating income for the nine months ended September 30, 2012; forecasted cumulative operating income for the three years ending December 31, 2013; continued improvement in asset quality metrics; and certain other relevant factors.
Loss from Discontinued Operations, Net of Tax. We recorded a loss from discontinued operations, net of tax, of $2.3 million and $7.3 million for the three and nine months ended September 30, 2012, respectively, compared to a loss from discontinued operations, net of tax, of $3.0 million and $8.9 million for the comparable periods in 2011. The loss from discontinued operations, net of tax, for the three and nine months ended September 30, 2012 and 2011 is reflective of net income (loss) from all discontinued operations during the respective periods, as further described in Note 2 to our consolidated financial statements. The loss from discontinued operations, net of tax, for the nine months ended September 30, 2011 reflects a gain of $425,000 during the second quarter of 2011 associated with the sale of our remaining Northern Illinois Region on May 13, 2011, after the write-off of goodwill and intangible assets allocated to the Northern Illinois Region of $1.6 million.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiary. Net income attributable to noncontrolling interest in subsidiary was $216,000 and net loss attributable to noncontrolling interest in subsidiary was $229,000 for the three and nine months ended September 30, 2012, respectively, compared to net losses attributable to noncontrolling interest in subsidiary of $668,000 and $1.5 million for the comparable periods in 2011, and were comprised of the noncontrolling interest in the net income (losses) of FB Holdings. The reduction in the net loss attributable to noncontrolling interest in subsidiary for the nine months ended September 30, 2012, as compared to the comparable period in 2011, is primarily reflective of increased gains on the sale of other real estate properties and reduced expenses and write-downs on other real estate properties associated with the reduction of loan and other real estate balances in FB Holdings. Noncontrolling interest in subsidiary is more fully described in Note 1 and Note 16 to our consolidated financial statements.

FINANCIAL CONDITION
Total assets decreased $95.8 million to $6.51 billion at September 30, 2012, from $6.61 billion at December 31, 2011. The decrease in our total assets was primarily attributable to decreases in our short-term investments, loans, bank premises and equipment and other real estate and repossessed assets, partially offset by an increase in our investment securities portfolio.
Cash and cash equivalents, which are comprised of cash and short-term investments, decreased $183.0 million to $289.0 million at September 30, 2012, from $472.0 million at December 31, 2011. The majority of funds in our short-term investments were maintained in our correspondent bank account with the FRB, as further discussed under “—Liquidity Management.” The decrease in our cash and cash equivalents was primarily attributable to the following:

➢	A net increase in our investment securities portfolio of $266.9 million, excluding the fair value adjustment on available-for-sale investment securities, as further discussed below;
➢	The purchase of $141.0 million of seasoned, performing one-to-four-family residential real estate loans on September 28, 2012;
➢	A decrease in our deposit balances of $119.2 million; and
➢	A net decrease in our other borrowings of $22.5 million, consisting of changes in our daily repurchase agreements utilized by customers as an alternative deposit product.
These decreases in cash and cash equivalents were partially offset by:

➢	A decrease in loans of $274.4 million, exclusive of the loan purchase transaction discussed above, loan charge-offs and transfers of loans to other real estate and repossessed assets;
➢	Recoveries of loans previously charged off of $22.8 million; and
➢	Sales of other real estate and repossessed assets resulting in the receipt of cash proceeds from these sales of approximately $33.4 million.
Investment securities increased $293.6 million to $2.76 billion at September 30, 2012, from $2.47 billion at December 31, 2011. The net increase in our investment securities during 2012 reflects the utilization of excess cash and cash equivalents to fund gradual and planned increases in our investment securities portfolio in a continued effort to maximize net interest income and net interest margin while maintaining appropriate liquidity levels, and an increase in the fair value adjustment of our available-for-sale investment securities of $15.8 million during the first nine months of 2012 primarily resulting from a decrease in market interest rates during the period, partially offset by the sale of $106.8 million of mortgage-backed securities during the third quarter of 2012 to partially fund the purchase of the one-to-four-family residential mortgage loans (as further described below). On June 30, 2012, we reclassified $729.1 million of available-for-sale investment securities to held-to-maturity investment securities, as further described in Note 3 to our consolidated financial statements and under “—Liquidity Management.”
Loans, net of net deferred loan fees, decreased $203.5 million to $3.08 billion at September 30, 2012, from $3.28 billion at December 31, 2011. The decrease reflects loan charge-offs of $48.3 million, transfers of loans to other real estate and repossessed assets of $21.8 million and $274.4 million of other net loan activity, including significant principal repayments and/or payoffs on nonperforming, potential problem and other loans, and overall continued low loan demand within our markets, partially offset by the purchase of $141.0 million of seasoned, performing one-to-four-family residential real estate loans in September 2012, as further discussed under “—Loans and Allowance for Loan Losses.”
Bank premises and equipment, net of depreciation and amortization, decreased $6.2 million to $121.7 million at September 30, 2012, from $127.9 million at December 31, 2011. The decrease is primarily attributable to depreciation and amortization of $8.9 million and write-downs of certain bank-owned facilities of $1.2 million, partially offset by net purchases of premises and equipment of $3.9 million.
Other real estate and repossessed assets decreased $19.5 million to $110.4 million at September 30, 2012, from $129.9 million at December 31, 2011. The decrease in other real estate and repossessed assets was primarily attributable to the sale of other real estate properties and repossessed assets with a carrying value of $32.0 million at a net gain of $1.4 million, and write-downs of other real estate properties and repossessed assets of $7.9 million primarily attributable to declining real estate values on certain properties. These decreases were partially offset by foreclosures and additions to other real estate and repossessed assets aggregating $21.8 million, as further discussed under “—Loans and Allowance for Loan Losses.”

Other assets decreased $7.3 million to $65.7 million at September 30, 2012, from $73.0 million at December 31, 2011, and are primarily comprised of accrued interest receivable, servicing rights, derivative instruments and miscellaneous other receivables.
Assets and liabilities of discontinued operations were $20.2 million and $326.1 million, respectively, at September 30, 2012, as compared to assets and liabilities of discontinued operations of $21.0 million and $346.3 million, respectively, at December 31, 2011, and represent the assets and liabilities of our Florida Region, as further discussed in Note 2 to our consolidated financial statements.
Deposits decreased $119.2 million to $5.33 billion at September 30, 2012, from $5.45 billion at December 31, 2011. The decrease reflects reductions of higher rate certificates of deposit and money market deposits, partially offset by an increase in demand deposits of $110.2 million attributable to organic growth through our deposit development programs and seasonal fluctuations. Time deposits and savings and money market deposits decreased $171.4 million and $58.0 million, respectively, reflecting our efforts to exit unprofitable relationships to reduce overall deposit costs and improve First Bank's leverage ratio.
Other borrowings, which are comprised of daily securities sold under agreements to repurchase (in connection with cash management activities of our commercial deposit customers), decreased $22.5 million to $28.4 million at September 30, 2012, from $50.9 million at December 31, 2011, reflecting changes in customer balances associated with this product segment.
Accrued expenses and other liabilities increased $22.8 million to $138.7 million at September 30, 2012, from $115.9 million at December 31, 2011. The increase was primarily attributable to an increase in dividends payable on our Class C Fixed Rate Cumulative Perpetual Preferred Stock, or Class C Preferred Stock, and Class D Fixed Rate Cumulative Perpetual Preferred Stock, or Class D Preferred Stock, of $14.1 million to $57.1 million at September 30, 2012, and an increase in accrued interest payable on our junior subordinated debentures of $11.1 million to $44.2 million at September 30, 2012, as further discussed in Notes 9 and 10 to our consolidated financial statements.

Loans and Allowance for Loan Losses
Loan Portfolio Composition. Loans, net of net deferred loan fees, represented 47.3% of our assets as of September 30, 2012, compared to 49.7% of our assets at December 31, 2011. Loans, net of net deferred loan fees, decreased $203.5 million to $3.08 billion at September 30, 2012 from $3.28 billion at December 31, 2011. The following table summarizes the composition of our loan portfolio by category at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(dollars expressed in thousands)
Commercial, financial and agricultural	$625,402	725,130
Real estate construction and development	204,822	249,987
Real estate mortgage:
One-to-four-family residential	1,008,918	902,438
Multi-family residential	103,880	127,356
Commercial real estate	1,060,776	1,225,538
Consumer and installment	18,752	23,333
Loans held for sale	58,241	31,111
Net deferred loan fees	(360)	(942)
Loans, net of net deferred loan fees	$3,080,431	3,283,951
The following table summarizes the composition of our loan portfolio by geographic region and/or business segment at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(dollars expressed in thousands)
Mortgage Division	$585,111	404,761
Florida	73,613	85,305
Northern California	415,270	497,434
Southern California	936,853	998,976
Chicago	170,034	190,610
Missouri	544,936	613,417
Texas	55,815	99,873
First Bank Business Capital, Inc.	—	19,496
Northern and Southern Illinois	221,007	278,541
Other	77,792	95,538
Total	$3,080,431	3,283,951
We attribute the net decrease in our loan portfolio during the first nine months of 2012 primarily to:

➢
A decrease of $99.7 million, or 13.8%, in our commercial, financial and agricultural portfolio, reflecting gross loan charge-offs of $12.7 million, low loan demand within our markets and our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment, including the sale of a $10.2 million nonaccrual loan in our First Bank Business Capital, Inc. subsidiary resulting in a charge-off of $601,000 during the first quarter of 2012;

➢
A decrease of $45.2 million, or 18.1%, in our real estate construction and development portfolio, primarily attributable to gross loan charge-offs of $8.9 million, transfers to other real estate and repossessed assets of $8.9 million and other loan activity reflective of our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment. The following table summarizes the composition of our real estate construction and development portfolio by region as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(dollars expressed in thousands)
Northern California	$40,224	51,968
Southern California	93,577	99,517
Chicago	25,863	30,105
Missouri	10,863	18,096
Texas	14,619	24,850
Florida	691	1,398
Northern and Southern Illinois	12,230	17,210
Other	6,755	6,843
Total	$204,822	249,987

We have experienced significant asset quality deterioration within all geographic areas of our real estate construction and development portfolio over the past several years. As a result of this asset quality deterioration, we focused on reducing our exposure to this portfolio segment and decreased the portfolio balance by $1.94 billion, or 90.4%, from $2.14 billion at December 31, 2007 to $204.8 million at September 30, 2012. Of the remaining portfolio balance of $204.8 million, $47.3 million, or 23.1%, of these loans were on nonaccrual status as of September 30, 2012, including an $18.9 million loan in our Northern California Region, and $89.0 million, or 43.5%, of these loans were considered potential problem loans, including a $71.6 million loan relationship in our Southern California Region, as further discussed below;

➢
An increase of $106.5 million in our one-to-four-family residential real estate loan portfolio primarily attributable to the purchase of $141.0 million of seasoned, performing one-to-four-family residential real estate loans from another financial institution on September 28, 2012 and new loan production, partially offset by gross loan charge-offs of $15.1 million, transfers to other real estate of $6.3 million and principal payments. The following table summarizes the composition of our one-to-four-family residential real estate loan portfolio as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(dollars expressed in thousands)
One-to-four-family residential real estate:
Bank portfolio	$131,470	165,578
Mortgage Division portfolio, excluding Florida	433,270	269,097
Florida Mortgage Division portfolio	87,255	97,818
Home equity portfolio	356,923	369,945
Total	$1,008,918	902,438
Our Bank portfolio consists of mortgage loans originated to customers from our retail branch banking network. The decrease in this portfolio of $34.1 million, or 20.6%, during the first nine months of 2012 is primarily attributable to principal payments primarily resulting from an increasing volume of loan refinancings and the low mortgage interest rate environment. As of September 30, 2012, approximately $9.3 million, or 7.1%, of this portfolio is considered impaired, consisting of nonaccrual loans of $7.7 million and performing troubled debt restructurings, or performing TDRs, of $1.6 million.
Our Mortgage Division portfolio, excluding Florida, consists of both prime mortgage loans and Alt A and sub-prime mortgage loans that were originated prior to our discontinuation of Alt A and sub-prime loan products in 2007. The increase in this portfolio of $164.2 million, or 61.0%, during the first nine months of 2012 is primarily attributable to the purchase of $141.0 million of seasoned, performing one-to-four-family residential real estate loans from another financial institution on September 28, 2012 and the addition of approximately $51.1 million of new loan production into this portfolio, consisting of jumbo adjustable rate and 10 and 15-year fixed rate mortgages; partially offset by principal payments, gross charge-offs of $6.8 million and transfers to other real estate. As of September 30, 2012, approximately $87.6 million, or 20.2%, of this portfolio is considered impaired, consisting of nonaccrual loans of $13.7 million and performing TDRs of $73.9 million, including loans modified in the Home Affordable Modification Program, or HAMP, of $66.5 million.
Our Florida Mortgage Division portfolio, the majority of which was acquired in November 2007 through our acquisition of Coast Bank, consists primarily of prime mortgage loans and Alt A mortgage loans. The decrease in this portfolio of $10.6 million, or 10.8%, is primarily attributable to principal payments, gross charge-offs of $2.2 million and transfers to other real estate. As of September 30, 2012, approximately $9.5 million, or 10.9%, of this portfolio is considered impaired, consisting of performing TDRs of $7.2 million, including loans modified in HAMP of $5.4 million, and nonaccrual loans of $2.3 million. Our Mortgage Division portfolio, excluding Florida, and our Florida Mortgage Division portfolio are collectively defined as our Mortgage Division portfolio unless otherwise noted.
Our home equity portfolio consists of loans originated to customers from our retail branch banking network. As of September 30, 2012, approximately $8.1 million, or 2.3%, of this portfolio is on nonaccrual status. The decrease in this portfolio of $13.0 million, or 3.5%, during the first nine months of 2012 is primarily attributable to gross loan charge-offs of $4.3 million, in addition to principal payments and ordinary and seasonal fluctuations experienced within this loan product type;

➢
A decrease of $23.5 million, or 18.4%, in our multi-family residential real estate portfolio primarily attributable to reduced loan demand within our markets as well as our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment, including the payoff of a $15.4 million special mention credit in our Southern Illinois Region in the third quarter of 2012. As of September 30, 2012, approximately $7.9 million, or 7.6%, of this portfolio is considered impaired, consisting of nonaccrual loans of $4.8 million and performing TDRs of $3.1 million;

➢
A decrease of $164.8 million, or 13.4%, in our commercial real estate portfolio primarily attributable to gross loan charge-offs of $10.0 million, transfers to other real estate of $6.5 million, reduced loan demand within our markets, our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment, including the payoff of a $17.0 million non-owner occupied performing TDR in our Northern California Region in the second quarter of 2012, and our efforts to reduce our exposure to non-owner occupied commercial real estate in the current economic environment. The following table summarizes the composition of our commercial real estate portfolio by loan type as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(dollars expressed in thousands)
Farmland	$19,978	19,322
Owner occupied	605,250	686,081
Non-owner occupied	435,548	520,135
Total	$1,060,776	1,225,538

Within our commercial real estate portfolio, we have experienced the most distress in our non-owner occupied portfolio, which constitutes approximately 41.1% of our commercial real estate portfolio at September 30, 2012. As of September 30, 2012, $17.1 million, or 3.9%, of our non-owner occupied segment is considered impaired, consisting of performing TDRs of $5.8 million and nonaccrual loans of $11.3 million. The following table summarizes the composition of our non-owner occupied loan portfolio by region as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(dollars expressed in thousands)
Northern California	$117,515	146,808
Southern California	195,082	213,394
Chicago	18,706	19,918
Missouri	60,077	77,449
Texas	16,830	27,639
Florida	9,032	10,233
Northern and Southern Illinois	16,717	22,803
Other	1,589	1,891
Total	$435,548	520,135

➢	A decrease of $4.6 million, or 19.6%, in our consumer and installment portfolio, reflecting portfolio runoff and reduced loan demand within our markets; and

➢
An increase of $27.1 million, or 87.2%, in our loans held for sale portfolio primarily resulting from an increase in origination volumes and the timing of subsequent sales into the secondary mortgage market.

Nonperforming Assets. Nonperforming assets include nonaccrual loans, other real estate and repossessed assets. The following table presents the categories of nonperforming assets and certain ratios as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(dollars expressed in thousands)
Nonperforming Assets:
Nonaccrual loans:
Commercial, financial and agricultural	$21,970	55,340
Real estate construction and development	47,257	71,244
One-to-four-family residential real estate:
Bank portfolio	7,685	14,690
Mortgage Division portfolio	15,987	16,778
Home equity portfolio	8,101	6,940
Multi-family residential	4,786	7,975
Commercial real estate	25,775	47,262
Consumer and installment	34	22
Total nonaccrual loans	131,595	220,251
Other real estate and repossessed assets	110,353	129,896
Total nonperforming assets	$241,948	350,147
Loans, net of net deferred loan fees	$3,080,431	3,283,951

Performing troubled debt restructurings	$118,909	126,442

Loans past due 90 days or more and still accruing	$1,124	2,744

Ratio of:
Allowance for loan losses to loans	3.71%	4.19%
Nonaccrual loans to loans	4.27	6.71
Allowance for loan losses to nonaccrual loans	86.78	62.52
Nonperforming assets to loans, other real estate and repossessed assets	7.58	10.26

Our nonperforming assets, consisting of nonaccrual loans, other real estate and repossessed assets, decreased $108.2 million, or 30.9%, to $241.9 million at September 30, 2012, from $350.1 million at December 31, 2011. Our nonperforming assets at September 30, 2012 included $6.2 million, comprised of $2.5 million of nonaccrual loans and $3.7 million of other real estate, held by FB Holdings, a subsidiary of First Bank which is 46.77% owned by FCA, an entity owned by our Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company.
We attribute the $88.7 million, or 40.3%, net decrease in our nonaccrual loans during the nine months ended September 30, 2012 to the following:

➢
A decrease in nonaccrual loans of $33.4 million, or 60.3%, in our commercial, financial and agricultural portfolio, primarily driven by gross loan charge-offs of $12.7 million, the sale of a $10.2 million nonaccrual loan in our First Bank Business Capital, Inc. subsidiary resulting in a charge-off of $601,000 during the first quarter of 2012 and payments received, partially offset by additions to nonaccrual loans during the year;

➢
A decrease in nonaccrual loans of $24.0 million, or 33.7%, in our real estate construction and development loan portfolio driven by gross loan charge-offs of $8.9 million, transfers to other real estate of $8.9 million and payments received, partially offset by additions to nonaccrual loans during the year. Nonaccrual real estate construction and development loans at September 30, 2012 include a single loan in our Northern California region with a recorded investment of $19.7 million;

➢
A decrease in nonaccrual loans of $6.6 million, or 17.3%, in our one-to-four-family residential real estate loan portfolio driven by gross loan charge-offs of $15.1 million, transfers to other real estate of $6.3 million and payments received, partially offset by additions to nonaccrual loans during the year;

➢
A decrease in nonaccrual loans of $3.2 million, or 40.0%, in our multi-family residential loan portfolio primarily driven by gross loan charge-offs of $1.3 million and payments received, partially offset by additions to nonaccrual loans during the year; and

➢
A decrease in nonaccrual loans of $21.5 million, or 45.5%, in our commercial real estate portfolio primarily driven by gross loan charge-offs of $10.0 million, transfers to other real estate of $6.5 million and payments received, partially offset by additions to nonaccrual loans during the year.

The decrease in other real estate and repossessed assets of $19.5 million, or 15.0%, during the first nine months of 2012 was primarily driven by the sale of other real estate properties and repossessed assets with an aggregate carrying value of $32.0 million at a net gain of $1.4 million and write-downs of other real estate and repossessed assets of $7.9 million attributable to declining real estate values on certain properties, partially offset by foreclosures and other additions to other real estate aggregating $21.8 million. Of the $110.4 million balance of other real estate and repossessed assets at September 30, 2012, $66.9 million consisted of properties with the most recent appraisal date being in 2012. The remaining $43.5 million of other real estate and repossessed assets at September 30, 2012 consisted of properties with the most recent appraisal date being in 2011, 2010 and 2009 of $38.3 million, $4.9 million and $4,000, respectively, in addition to $248,000 with the fair value estimated by management or by broker’s price opinions.
The following table summarizes the composition of our nonperforming assets by region / business segment at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(dollars expressed in thousands)
Mortgage Division	$19,457	22,137
Florida	4,991	5,819
Northern California	36,379	42,370
Southern California	70,064	85,233
Chicago	26,492	37,760
Missouri	43,738	60,578
Texas	14,299	40,025
First Bank Business Capital, Inc.	—	11,411
Northern and Southern Illinois	13,595	28,931
Other	12,933	15,883
Total nonperforming assets	$241,948	350,147

During the first nine months of 2012, we experienced a decline in nonperforming assets in all of our regions as a result of payment activity, sales of other real estate properties, charge-offs of loans and write-downs of other real estate properties. The decrease in our Texas Region of $25.7 million primarily resulted from a significant loan payoff received during the first quarter of 2012 and other activity, including the sale of several other real estate properties and payoffs of certain nonperforming loans during the first nine months of 2012. The decrease in First Bank Business Capital, Inc.’s nonperforming assets of $11.4 million primarily resulted from the sale of a $10.2 million commercial and industrial loan resulting in a charge-off of $601,000 during the first quarter of 2012. We have been successful in reducing our overall level of nonperforming assets as a result of the completion of several initiatives in our Asset Quality Improvement Plan.
As of September 30, 2012 and December 31, 2011, loans identified by management as TDRs aggregating $37.8 million and $40.8 million, respectively, were on nonaccrual status and were classified as nonperforming loans.
Performing Troubled Debt Restructurings. The following table presents the categories of performing TDRs as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(dollars expressed in thousands)
Commercial, financial and agricultural	$3,939	4,264
Real estate construction and development	11,893	12,014
Real estate mortgage:
One-to-four-family residential	82,706	82,629
Multi-family residential	3,099	3,166
Commercial real estate	17,272	24,369
Total performing troubled debt restructurings	$118,909	126,442
The decrease in performing TDRs of $7.5 million, or 6.0%, during the first nine months of 2012 was primarily attributable to the payoff of a $17.0 million commercial real estate loan in our Northern California region during the second quarter of 2012, partially offset by the modification of the contractual terms of two commercial real estate loans in our Southern California region with recorded investments of $5.0 million and $4.3 million during the first and third quarters of 2012, respectively.
Potential Problem Loans. As of September 30, 2012 and December 31, 2011, loans aggregating $183.7 million and $233.5 million, respectively, which were not classified as nonperforming assets or performing TDRs, were identified by management as having potential credit problems, or potential problem loans. These loans are generally defined as loans having an internally assigned grade of substandard and loans in the Mortgage Division which are 30-89 days past due. The following table presents the categories of our potential problem loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(dollars expressed in thousands)
Commercial, financial and agricultural	$18,111	32,851
Real estate construction and development	89,012	97,158
Real estate mortgage:
One-to-four-family residential	17,949	13,797
Multi-family residential	29,213	28,789
Commercial real estate	29,418	60,876
Total potential problem loans	$183,703	233,471
Potential problem loans decreased $49.8 million, or 21.3%, during the first nine months of 2012. The decrease in commercial, financial and agricultural potential problem loans of $14.7 million, or 44.9%, is primarily attributable to loan payoffs, including the payoff of a $6.1 million credit relationship in our First Bank Business Capital, Inc. subsidiary during the second quarter of 2012, and other loan activity, including certain upgrades to special mention or pass status. The decrease in real estate construction and development potential problem loans of $8.1 million, or 8.4%, is primarily attributable to loan payoffs and other loan activity, including certain upgrades to special mention or pass status. The decrease in commercial real estate potential problem credits of $31.5 million, or 51.7%, is primarily attributable to the payoff of an $8.3 million credit relationship in our Southern California region during the first quarter of 2012, upgrades of certain potential problem loans to special mention status and transfers to nonaccrual status, in addition to payment activity. Potential problem loans at September 30, 2012 include a $71.6 million real estate construction and development credit relationship in our Southern California region and a $28.3 million multi-family residential real estate loan in our Chicago region. We are continuing to closely monitor these loan relationships. Based on recent valuations of the underlying collateral securing these loans, we believe these loan relationships are adequately secured. While facts and circumstances are subject to change in the future, the borrowers continue to service these obligations in accordance with the existing terms and conditions of the respective credits.
The following table summarizes the composition of our potential problem loans by region / business segment at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(dollars expressed in thousands)
Mortgage Division	$8,411	4,429
Florida	4,464	8,100
Northern California	2,666	3,507
Southern California	93,899	113,682
Chicago	37,224	41,720
Missouri	12,677	28,349
Texas	5,190	3,359
First Bank Business Capital, Inc.	—	6,114
Northern and Southern Illinois	18,264	20,922
Other	908	3,289
Total potential problem loans	$183,703	233,471
During the first nine months of 2012, we experienced a decline in potential problem loans in most of our regions as a result of payment activity, upgrades of certain loans to special mention status from potential problem status and transfers to nonaccrual status. The decline of $19.8 million, or 17.4%, in our Southern California region during the first nine months of 2012 reflects the payoff of an $8.3 million commercial real estate loan during the first quarter of 2012 and other loan activity during the year. The decline of $15.7 million, or 55.3%, in our Missouri region during the first nine months of 2012 reflects certain upgrades to special mention status and other loan activity during the period. The decline of $6.1 million in our First Bank Business Capital, Inc. subsidiary is attributable to the aforementioned payoff of a $6.1 million commercial and industrial credit relationship. We have been successful in reducing the overall level of our potential problem loans as a result of the completion of several initiatives in our Asset Quality Improvement Plan.
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
Allowance for Loan Losses. Our allowance for loan losses decreased to $114.2 million at September 30, 2012, compared to $137.7 million at December 31, 2011. The decrease in our allowance for loan losses of $23.5 million during the first nine months of 2012 was primarily attributable to the decrease in nonaccrual loans of $88.7 million, the decrease in potential problem loans of $49.8 million and the $203.5 million decrease in the overall level of our loan portfolio.
Our allowance for loan losses as a percentage of loans, net of net deferred loan fees, was 3.71% and 4.19% at September 30, 2012 and December 31, 2011, respectively. The decrease in the allowance for loan losses as a percentage of loans, net of net deferred loan fees, during the first nine months of 2012 was primarily attributable to the decrease in our nonaccrual and potential problem loans during the period, which generally require a higher allowance for loan losses relative to the amount of the loans than the remainder of the loan portfolio, in addition to a decrease in our historical net loan charge-off experience as a result of declining charge-off levels for the nine months ended September 30, 2012 and year ended December 31, 2011, as compared to the years ended December 31, 2010, 2009 and 2008.
Our allowance for loan losses as a percentage of nonaccrual loans was 86.78% and 62.52% at September 30, 2012 and December 31, 2011, respectively. The increase in the allowance for loan losses as a percentage of nonaccrual loans during the first nine months of 2012 was primarily attributable to the decrease in nonaccrual loans, a portion of which did not carry a specific allowance for loan losses as these loans had been charged down to the estimated fair value of the related collateral less estimated costs to sell.
Changes in the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars expressed in thousands)
Allowance for loan losses, beginning of period	$120,227	161,186	137,710	201,033
Loans charged-off:
Commercial, financial and agricultural	(2,475)	(9,248)	(12,708)	(31,992)
Real estate construction and development	(2,495)	(5,944)	(8,918)	(25,630)
Real estate mortgage:
One-to-four family residential loans:
Bank portfolio	(346)	(2,186)	(1,788)	(3,750)
Mortgage Division portfolio	(4,355)	(4,641)	(8,998)	(15,349)
Home equity portfolio	(1,477)	(1,762)	(4,308)	(5,977)
Multi-family residential loans	(143)	(60)	(1,312)	(2,990)
Commercial real estate loans	(2,636)	(2,144)	(10,026)	(26,165)
Consumer and installment	—	(89)	(269)	(384)
Total	(13,927)	(26,074)	(48,327)	(112,237)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	4,907	1,559	10,651	5,525
Real estate construction and development	534	575	4,253	4,958
Real estate mortgage:
One-to-four family residential loans:
Bank portfolio	191	88	835	490
Mortgage Division portfolio	1,259	455	2,781	2,401
Home equity portfolio	129	167	438	440
Multi-family residential loans	1	485	44	528
Commercial real estate loans	827	219	3,673	2,323
Consumer and installment	54	64	144	263
Total	7,902	3,612	22,819	16,928
Net loans charged-off	(6,025)	(22,462)	(25,508)	(95,309)
Provision for loan losses	—	19,000	2,000	52,000
Allowance for loan losses, end of period	$114,202	157,724	114,202	157,724
Our net loan charge-offs were $6.0 million and $25.5 million for the three and nine months ended September 30, 2012, respectively, as compared to $22.5 million and $95.3 million for the comparable periods in 2011. Our annualized net loan charge-offs as a percentage of average loans were 0.80% and 1.10% for the three and nine months ended September 30, 2012, respectively, compared to 2.46% and 3.23% for the three and nine months ended September 30, 2011, respectively.
The decrease in our net loan charge-off levels for the three and nine months ended September 30, 2012, as compared to the comparable periods in 2011, is primarily attributable to the following:

➢
A decrease in net loan charge-offs of $10.1 million and $24.4 million associated with our commercial, financial and agricultural portfolio for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. Net loan charge-offs for the three and nine months ended September 30, 2011 included charge-offs of $4.9 million on a First Bank Business Capital, Inc. loan and $2.6 million on a loan in our Texas region;

➢
A decrease in net loan charge-offs of $3.4 million and $16.0 million associated with our real estate construction and development portfolio for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. Net loan charge-offs for the nine months ended September 30, 2011 included a charge-off of $5.7 million during the first quarter of 2011 on a loan in our Missouri region. Although the overall level of charge-offs has declined with the significant decrease in the balance of loans in our real estate construction and development portfolio, we continue to experience significant distress and unstable market conditions throughout certain of our market areas, resulting in continued high levels of developer inventories, slower lot and home sales and declining real estate values;

➢
A decrease in net loan charge-offs of $3.3 million and $10.7 million associated with our one-to-four-family residential loan portfolio for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. Net loan charge-offs in our Mortgage Division portfolio decreased $1.1 million and $6.7 million for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. The decrease in net loan charge-offs in our Mortgage Division is primarily reflective of the declining portfolio balance of Alt A and subprime loans and the decrease in nonaccrual loans throughout 2011 and the first nine months of 2012, in addition to improving delinquency trends; and

➢
A decrease in net loan charge-offs of $116,000 and $17.5 million associated with our commercial real estate portfolio for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011, primarily attributable to the declining portfolio balance, in particular our non-owner occupied commercial real estate portfolio, and decreases in nonaccrual and potential problem loans. We recorded a charge-off of $5.3 million on a loan in our Southern California region during the second quarter of 2011.

The following table summarizes the composition of our net loan charge-offs (recoveries) by region / business segment for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars expressed in thousands)
Mortgage Division	$3,098	4,186	6,217	12,947
Florida	780	785	1,775	3,337
Northern California	1,035	3,853	4,146	12,453
Southern California	1,240	2,716	4,164	18,992
Chicago	759	1,086	694	4,429
Missouri	(2,829)	4,560	1,771	17,807
Texas	(17)	3,158	974	12,139
First Bank Business Capital, Inc.	(8)	(63)	1,180	4,258
Northern and Southern Illinois	971	601	2,848	4,772
Other	996	1,580	1,739	4,175
Total net loan charge-offs	$6,025	22,462	25,508	95,309
As discussed above, the decrease in net loan charge-offs in our Mortgage Division is reflective of the declining portfolio balance and the decrease in nonaccrual loans throughout 2011 and the first nine months of 2012, in addition to improving delinquency trends. The decrease in net loan charge-offs in our Northern California region was primarily attributable to a charge-off of $2.6 million on a commercial real estate loan during the first quarter of 2011. The decrease in net loan charge-offs in our Southern California region was primarily attributable to the resolution and declining balance of nonaccrual loans in this region and a charge-off of $5.3 million on a commercial real estate loan during the second quarter of 2011. The decrease in net loan charge-offs in our Missouri region was primarily attributable to a recovery of $3.2 million on a commercial, financial and agricultural loan during the third quarter of 2012 and a charge-off of $5.7 million on a real estate construction and development loan during the first quarter of 2011. The decrease in net charge-offs in our Texas Region was primarily attributable to charge-offs of $2.6 million on a commercial and industrial loan and $2.1 million on a real estate construction and development loan during the second quarter of 2011 in addition to the declining portfolio balance and decrease in nonaccrual loans throughout 2011 and the first nine months of 2012.
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

A summary of the allowance for loan losses to loans by category as of September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
Commercial, financial and agricultural	3.40%	3.76%
Real estate construction and development	9.68	9.95
Real estate mortgage:
One-to-four-family residential loans	4.20	5.64
Multi-family residential loans	4.87	3.81
Commercial real estate loans	2.38	2.40
Consumer and installment	2.20	1.95
Total	3.71	4.19
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
We are “asset-sensitive,” indicating that our assets would generally re-price with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 6.4% of net interest income, based on assets and liabilities at September 30, 2012. At September 30, 2012, we remain in an asset-sensitive position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve, as projected in our simulation model, are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with the effect of significant declines in interest rates that began in late 2007 and continued throughout 2008 and 2009 to historically low levels that remain prevalent in the current marketplace, and the overall level of our nonperforming assets, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.
We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of September 30, 2012, adjusted to account for anticipated prepayments:

	Three Months or Less	Over Three through Six Months	Over Six through Twelve Months	Over One through Five Years	Over Five Years	Total
	(dollars expressed in thousands)
Interest-earning assets:
Loans (1)	$1,695,670	224,967	345,761	727,357	86,676	3,080,431
Investment securities	128,728	161,411	295,647	1,387,046	791,451	2,764,283
FRB and FHLB stock	26,712	—	—	—	—	26,712
Short-term investments	193,435	—	—	—	—	193,435
Total interest-earning assets	$2,044,545	386,378	641,408	2,114,403	878,127	6,064,861
Interest-bearing liabilities:
Interest-bearing demand deposits	$344,658	214,248	139,727	102,466	130,412	931,511
Money market deposits	1,571,755	—	—	—	—	1,571,755
Savings deposits	44,841	36,928	31,652	44,841	105,508	263,770
Time deposits	403,226	286,187	351,397	252,021	101	1,292,932
Other borrowings	28,370	—	—	—	—	28,370
Subordinated debentures	282,480	—	—	—	71,634	354,114
Total interest-bearing liabilities	$2,675,330	537,363	522,776	399,328	307,655	4,442,452
Interest-sensitivity gap:
Periodic	$(630,785)	(150,985)	118,632	1,715,075	570,472	1,622,409
Cumulative	(630,785)	(781,770)	(663,138)	1,051,937	1,622,409
Ratio of interest-sensitive assets to interest-sensitive liabilities:
Periodic	0.76	0.72	1.23	5.29	2.85	1.37
Cumulative	0.76	0.76	0.82	1.25	1.37
____________________

(1)	Loans are presented net of net deferred loan fees.
Management made certain assumptions in preparing the foregoing table. These assumptions included:

➢	Loans will repay at projected repayment rates;
➢	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;
➢	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and
➢	Fixed maturity deposits will not be withdrawn prior to maturity.
A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.
We were in an overall asset-sensitive position of $1.62 billion, or 24.9% of our total assets, and $1.52 billion, or 22.9% of our total assets, at September 30, 2012 and December 31, 2011, respectively. We were in an overall liability-sensitive position on a cumulative basis through the twelve-month time horizon of $663.1 million, or 10.2% of our total assets, and $284.0 million, or 4.3% of our total assets at September 30, 2012 and December 31, 2011, respectively.
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

The derivative instruments we held as of September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012		December 31, 2011
	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure
	(dollars expressed in thousands)
Interest rate swap agreements	$25,000	—	50,000	—
Customer interest rate swap agreements	13,289	148	47,240	441
Interest rate lock commitments	92,700	4,282	38,985	1,381
Forward commitments to sell mortgage-backed securities	127,050	—	58,800	—
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
The earnings associated with our derivative instruments reflect the interest rate environment during these periods as well as the overall level of our derivative instruments throughout these periods. We recorded net losses on derivative instruments, which are included in noninterest income in the consolidated statements of operations, of $8,000 and $46,000 for the three and nine months ended September 30, 2012, respectively, compared to net gains on derivative instruments of $7,000 and net losses on derivative instruments of $214,000, respectively, for the comparable periods in 2011. The net losses and gains on derivative instruments are attributable to changes in the fair value and the net interest differential of our interest rate swap agreements.
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
First Bank has built a significant amount of available balance sheet liquidity since 2009 in anticipation of the expected completion of certain transactions associated with our Capital Plan, as further described under “Overview – Capital Plan.” Our cash and cash equivalents were $289.0 million and $472.0 million at September 30, 2012 and December 31, 2011, respectively. The majority of funds were maintained in our correspondent bank account with the FRB. The decrease in our cash and cash equivalents of $183.0 million is further discussed under “—Financial Condition.”
Our unpledged investment securities increased $163.6 million to $2.41 billion at September 30, 2012, compared to $2.24 billion at December 31, 2011, and are mostly comprised of highly liquid and readily marketable available-for-sale securities. The combined level of cash and cash equivalents and unpledged investment securities provided us with total available liquidity of $2.69 billion and $2.71 billion at September 30, 2012 and December 31, 2011, respectively. As such, despite significant cash outflows to support transactions associated with our Capital Plan, we have maintained available liquidity of $2.69 billion, or 41.4% of total assets, at September 30, 2012. Our ability to maintain strong liquidity was achieved by a substantial shift in our balance sheet from loans to short-term investments and investment securities. Our loan-to-deposit ratio decreased to 57.8% at September 30, 2012 from

60.2% at December 31, 2011, while the ratio of our cash and cash equivalents and investment securities to total assets increased to 46.9% at September 30, 2012 from 44.5% at December 31, 2011.
On September 28, 2012, we purchased $141.0 million of seasoned, performing one-to-four-family residential real estate loans from another financial institution in an effort to deploy a portion of our substantial on-balance sheet liquidity into higher earning alternatives that will contribute to net interest margin beginning in the fourth quarter of 2012. The loan purchase was partially funded through the sale of certain available-for-sale investment securities.
On June 30, 2012, we reclassified certain of our available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $729.1 million in aggregate, as further described in Note 3 to the consolidated financial statements. The net gross unrealized gain on these available-for-sale investment securities at the time of transfer was $11.7 million, in aggregate, and was recorded as additional premium on the investment securities and is being amortized over the remaining lives of the respective securities. The unrealized gain included as a component of accumulated other comprehensive income was $6.8 million at June 30, 2012, net of tax of $4.9 million. The amortization of the unrealized gain reported in stockholders’ equity is being amortized as an adjustment to interest income on investment securities over the remaining lives of the respective securities. Consequently, the combined amortization of the additional premium and the unrealized gain have no impact on interest income on investment securities. The determination of the reclassification was made by management based on our current and expected future liquidity levels and the resulting intent to hold those investment securities to maturity.
During the first nine months of 2012, we reduced our aggregate funds acquired from other sources of funds by $80.5 million to $492.1 million at September 30, 2012, from $572.6 million at December 31, 2011. These other sources of funds include certificates of deposit of $100,000 or more and other borrowings, which are comprised of daily securities sold under agreements to repurchase. The decrease was attributable to a reduction in certificates of deposit of $100,000 or more of $57.9 million and a decrease in our daily repurchase agreements of $22.5 million. The reduction in certificates of deposit of $100,000 or more was primarily attributable to a planned reduction of higher rate single-service certificate of deposit relationships in an effort to utilize a portion of our current available liquidity and improve First Bank’s leverage ratio. The following table presents the maturity structure of these other sources of funds at September 30, 2012:

	Certificates of Deposit of $100,000 or More	Other Borrowings	Total
	(dollars expressed in thousands)
Three months or less	$144,957	28,370	173,327
Over three months through six months	102,714	—	102,714
Over six months through twelve months	126,212	—	126,212
Over twelve months	89,869	—	89,869
Total	$463,752	28,370	492,122
In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency liquidity purposes. Advances drawn on First Bank’s established borrowing relationship require the prior approval of the FRB. First Bank did not have any FRB borrowings outstanding at September 30, 2012 or December 31, 2011.
First Bank also has a borrowing relationship with the FHLB. First Bank’s borrowing capacity through its relationship with the FHLB was approximately $376.8 million and $370.7 million at September 30, 2012 and December 31, 2011, respectively. The borrowing relationship is secured by one-to-four-family residential, multi-family residential and commercial real estate loans. The reduction in First Bank’s borrowing capacity with the FHLB during the first nine months of 2012 primarily resulted from the corresponding decrease in the loan portfolio during this period, as further described under “—Loans and Allowance for Loan Losses.” First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. All borrowing requests require approval from the FHLB. First Bank did not have any FHLB advances outstanding at September 30, 2012 or December 31, 2011.
As a means of further contingency funding, First Bank may use broker dealers to acquire deposits to fund both short-term and long-term funding needs, including brokered money market accounts, and has available funding, subject to certain limits, through the CDARS program. Exclusive of the CDARS program, First Bank does not currently utilize broker dealers to acquire deposits.
We believe First Bank has sufficient liquidity to meet its current and future near-term liquidity needs; however, no assurance can be made that First Bank’s liquidity position will not be materially, adversely affected in the future.
First Banks, Inc. First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company’s liquidity position is affected by dividends received from its subsidiaries and the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the Company (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, and proceeds the Company raises through the issuance of debt and/or equity instruments, if any. The Company’s unrestricted cash totaled $3.3 million and $2.8 million at September 30, 2012 and December 31, 2011, respectively. The Company had restricted cash of $2.0 million at December 31, 2011, which became unrestricted in February 2012.
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
Additional long-term funding is provided by our junior subordinated debentures, as further described in Note 9 to our consolidated financial statements. As of September 30, 2012, we had 13 affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. The sole assets of the statutory and business trusts are our junior subordinated debentures.
We agreed, among other things, not to pay any dividends on our common or preferred stock or make any distributions of interest or other sums on our trust preferred securities without the prior approval of the FRB, as previously discussed under “Overview – Regulatory Agreements.”
In August 2009, we announced the deferral of our regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated debentures and the related trust indentures allow us to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. Such payment default or penalty would likely have a material adverse effect on our business, financial condition or results of operations. During the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that ranks equally with or junior to our junior subordinated debentures. Accordingly, we also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September 2009, as further described in Note 10 to our consolidated financial statements.
The Company’s financial position may be adversely affected if it experiences increased liquidity needs if any of the following events occur:

➢
First Bank continues to be unable or prohibited by its regulators to pay a dividend to the Company sufficient to satisfy the Company’s operating cash flow needs. The Company’s ability to receive future dividends from First Bank to assist the Company in meeting its operating requirements, both on a short-term and long-term basis, is currently subject to regulatory approval, as further described above and under “—Overview – Regulatory Agreements;”

➢	We deem it advisable, or are required by regulatory authorities, to use cash maintained by the Company to support the capital position of First Bank;

➢
First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so. As discussed above, First Bank has no outstanding borrowings at September 30, 2012, with the exception of $28.4 million of daily repurchase agreements utilized by customers as an alternative deposit product, and has substantial borrowing capacity through its relationship with the FHLB; or

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

Other Commitments and Contractual Obligations. We have entered into long-term leasing arrangements and other commitments and contractual obligations in conjunction with our ongoing operating activities. The required payments under such leasing arrangements, other commitments and contractual obligations at September 30, 2012 were as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total (1)
	(dollars expressed in thousands)
Operating leases (2)	$9,399	13,201	7,675	12,753	43,028
Certificates of deposit (3)	1,040,167	230,795	21,868	102	1,292,932
Other borrowings	28,370	—	—	—	28,370
Subordinated debentures (4)	—	—	—	354,114	354,114
Preferred stock issued under the CPP (4) (5)	—	—	—	310,170	310,170
Other contractual obligations	504	23	3	—	530
Total	$1,078,440	244,019	29,546	677,139	2,029,144
____________________

(1)
Amounts exclude ASC Topic 740 unrecognized tax liabilities of $1.3 million and related accrued interest expense of $187,000 for which the timing of payment of such liabilities cannot be reasonably estimated as of September 30, 2012.

(2)
Amounts exclude operating leases associated with discontinued operations of $1.4 million, $2.6 million, $2.2 million and $3.6 million for less than 1 year, 1-3 years, 3-5 years and over 5 years, respectively, or a total of $9.8 million.

(3)	Amounts exclude the related accrued interest expense on certificates of deposit of $589,000 as of September 30, 2012.

(4)
Amounts exclude the accrued interest expense on junior subordinated debentures and the accrued dividends declared on preferred stock issued under the CPP of $44.2 million and $57.1 million, respectively, as of September 30, 2012. As further described under “Overview – Regulatory Agreements,” we currently may not make any distributions of interest or other sums on our junior subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.

(5)	Represents amounts payable upon redemption of the Class C Preferred Stock and the Class D Preferred Stock issued under the CPP of $295.4 million and $14.8 million, respectively.

EFFECTS OF NEW ACCOUNTING STANDARDS
In May 2011, the FASB issued ASU 2011-04 – Fair Value Measurement (ASC Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value and common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards, or IFRS. This ASU eliminates wording differences used to describe the requirements for measuring fair value and for disclosure information about fair value measurements between GAAP and IFRS, clarifies the application of existing fair value measurement requirements, and changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The provisions of this ASU are effective for interim and annual periods beginning on or after December 15, 2011, and should be applied prospectively. We adopted the requirements of this ASU on January 1, 2012, which did not have a material impact on our consolidated financial statements or results of operations or the disclosures presented in our consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05 – Comprehensive Income (ASC Topic 220) – Presentation of Comprehensive Income. This ASU requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments of this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. We adopted the requirements of this ASU on January 1, 2012 and presented the components of net income and other comprehensive income in two separate but consecutive statements.
In December 2011, the FASB issued ASU 2011-12 – Comprehensive Income (ASC Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05. This ASU defers those provisions in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. This ASU reinstates the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of ASU 2011-05. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements or results of operations.
In September 2011, the FASB issued ASU 2011-08 – Intangibles – Goodwill and Other (ASC Topic 350) – Testing of Goodwill for Impairment. ASU 2011-08 amends ASC Topic 350 to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011. We adopted the requirements of this ASU on January 1, 2012, which did not have a material impact on our consolidated financial statements or results of operations.
In July 2012, the FASB issued ASU 2012-02 – Intangibles – Goodwill and Other (Topic 350) –Testing Indefinite-Lived Intangible Assets for Impairment. The provisions of this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other Than Goodwill. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements or results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are included under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management,” appearing on pages 68 through 71 of this report.

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
The Company and First Bank entered into agreements with the FRB and MDOF, as further described under “Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations —Regulatory Agreements” and in Note 11 to our consolidated financial statements.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 2, 2012

FIRST BANKS, INC.

By:	/s/	Terrance M. McCarthy
Terrance M. McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Lisa K. Vansickle
Lisa K. Vansickle
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)