Form 10-K
period 2012-12-31
FIRST BANKS, INC
filed 2013-03-26
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
     At March 26, 2013, there were 23,661 shares of the registrant’s common stock outstanding. There is no public or private market for such common stock.

FIRST BANKS, INC.
ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
AND FACTORS THAT COULD AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains certain forward-looking statements with respect to our financial condition, results of operations and business. Generally, forward-looking statements may be identified through the use of words such as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning or future or conditional terms such as: “will,” “would,” “should,” “could,” “may,” “likely,” “probably,” or “possibly.” Examples of forward-looking statements include, but are not limited to, estimates or projections with respect to our future financial condition and earnings, including the ability of the Company to remain profitable, and expected or anticipated revenues with respect to our results of operations and our business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to, the following factors whose order is not indicative of likelihood or significance of impact:

•
Our ability to raise sufficient capital, absent the successful completion of all or a significant portion of our Capital Plan, as further discussed under “Item 1. Business —Recent Developments and Other Matters – Capital Plan;”

•	Our ability to maintain capital at levels necessary or desirable to support our operations;

•	The risks associated with implementing our business strategy, including our ability to preserve and access sufficient capital to continue to execute our strategy;

•
Regulatory actions that impact First Banks, Inc. and First Bank, including the regulatory agreements entered into among First Banks, Inc., First Bank, the Federal Reserve Bank of St. Louis and the State of Missouri Division of Finance, as further discussed under “Item 1. Business —Supervision and Regulation – Regulatory Agreements;”

•
Our ability to comply with the terms of an agreement with our regulators pursuant to which we have agreed to take certain corrective actions to improve our financial condition and results of operations;

•
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

•	The risks associated with the high concentration of commercial real estate loans in our loan portfolio;

•	The decline in commercial and residential real estate sales volume and the likely potential for continuing lack of liquidity in the real estate markets;

•	The uncertainties in estimating the fair value of developed real estate and undeveloped land in light of declining demand for such assets and continuing lack of liquidity in the real estate markets;

•
Negative developments and disruptions in the credit and lending markets, including the impact of the ongoing credit crisis on our business and on the businesses of our customers as well as other banks and lending institutions with which we have commercial relationships;

•	The appropriateness of our allowance for loan losses to absorb the amount of actual losses inherent in our existing loan portfolio;

•
The accuracy of assumptions underlying the establishment of our allowance for loan losses and the estimation of values of collateral or cash flow projections and the potential resulting impact on the carrying value of various financial assets and liabilities;

•	Credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio including certain large individual loans;

•	Possible changes in the creditworthiness of customers and the possible impairment of collectability of loans;

•	Liquidity risks;

•	Inaccessibility of funding sources on the same or similar terms on which we have historically relied if we are unable to maintain sufficient capital ratios;

•
Implementation of the proposed Basel III regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act will include significant changes to bank capital, leverage and liquidity requirements, as further discussed under “Item 1. Business —Supervision and Regulation – Regulatory Capital Standards and Proposed Basel III Regulatory Capital Reforms;”

•	The ability to successfully acquire low cost deposits or alternative funding;

•	The effects of increased Federal Deposit Insurance Corporation deposit insurance assessments;

•	The effects of the expiration of unlimited Federal Deposit Insurance Corporations deposit insurance on noninterest-bearing transaction accounts over the $250,000 maximum available to depositors;

•	Changes in consumer spending, borrowings and savings habits;

•	The ability of First Bank to pay dividends to its parent holding company;

•	Our ability to pay cash dividends on our preferred stock and interest on our junior subordinated debentures;

•	High unemployment and the resulting impact on our customers’ savings rates and their ability to service debt obligations;

•	Possible changes in interest rates may increase our funding costs and reduce earning asset yields, thus reducing our margins;

•	The impact of possible future goodwill and other material impairment charges;

•	The ability to attract and retain senior management experienced in the banking and financial services industry;

•	Changes in the economic environment, competition, or other factors that may influence loan demand, deposit flows, the quality of our loan portfolio and loan and deposit pricing;

•	The impact on our financial condition of unknown and/or unforeseen liabilities arising from legal or administrative proceedings;

•	The threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism;

•	Possible changes in general economic and business conditions in the United States in general and particularly in the communities and market segments we serve;

•	Volatility and disruption in national and international financial markets;

•	Government intervention in the U.S. financial system;

•	The impact of laws and regulations applicable to us and changes therein;

•
The impact of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;

•	The impact of litigation generally and specifically arising out of our efforts to collect outstanding customer loans;

•
Competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us;

•	Our ability to control the composition of our loan portfolio without adversely affecting interest income and credit default risk;

•	The geographic dispersion of our offices;

•	The impact our hedging activities may have on our operating results;

•	The highly regulated environment in which we operate; and

•	Our ability to respond to changes in technology or an interruption or breach in security of our information systems.
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

PART I
Item 1. Business
General. First Banks, Inc., or we, or the Company, is a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. A list of First Bank’s subsidiaries at December 31, 2012 is included as Exhibit 21.1 and incorporated herein by reference. First Bank’s subsidiaries are wholly owned, except FB Holdings, LLC, or FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, as further described in Note 20 to our consolidated financial statements. At December 31, 2012, we had assets of $6.51 billion, loans, net of net deferred loan fees, of $2.93 billion, deposits of $5.49 billion and stockholders’ equity of $300.0 million.
First Bank currently operates 144 branch offices in California, Florida, Illinois and Missouri, with 175 automated teller machines, or ATMs, across the four states. Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services. Commercial and personal deposit products include demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans and small business lending. Consumer lending includes residential real estate, home equity and installment lending. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, ATMs, telephone banking, safe deposit boxes, and trust and private banking services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income generated from our loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees and commissions generated by our mortgage banking and trust and private banking business units. Our extensive line of products and services are offered to customers primarily within our geographic areas, which presently include eastern Missouri, southern Illinois, southern and northern California, and Florida, including Bradenton and the greater Tampa metropolitan area. Primary responsibility for managing our banking units rests with the officers and directors of each unit, but we centralize many of our overall corporate policies, procedures and administrative functions and provide centralized operational support functions for our subsidiaries. This practice allows us to achieve various operating efficiencies while allowing our banking units to focus on customer service.
Capital Structure.
Voting Stock. Various trusts, established by and administered by and for the benefit of Mr. James F. Dierberg and members of his immediate family, own all of our voting stock. Mr. Dierberg and his family, therefore, control our management and policies.
Trust Preferred Securities. We have formed numerous affiliated Delaware or Connecticut business or statutory trusts. These trusts operate as financing entities and were created for the sole purpose of issuing trust preferred securities, and the sole assets of the trusts are our junior subordinated debentures. In conjunction with the formation of our financing entities and their issuance of the trust preferred securities, we issued junior subordinated debentures to each of our financing entities in amounts equivalent to the respective trust preferred securities plus the amount of the common securities of the individual trusts. Prior to August 10, 2009, we paid interest on our junior subordinated debentures to our respective financing entities. In turn, our financing entities paid distributions to the holders of the trust preferred securities. The interest accrued and payable on our junior subordinated debentures is included in interest expense in our consolidated statements of operations. On August 10, 2009, we announced the deferral of our regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated debentures and the related trust indentures allow the Company to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. Such payment default or penalty would likely have a material adverse effect on the Company’s business, financial condition or results of operations. We have deferred such payments for 14 quarterly periods as of December 31, 2012. These deferred payments aggregated $47.7 million at December 31, 2012, as more fully described in Note 12 to our consolidated financial statements. The current 20 consecutive quarterly deferral period ends with the respective payment dates of the trust preferred securities in September and October 2014. The trust preferred securities issued by First Preferred Capital Trust IV are publicly held and traded on the New York Stock Exchange, or NYSE. The remaining trust preferred securities were issued in private placements. The trust preferred securities have no voting rights except in certain limited circumstances. See Note 12 to our consolidated financial statements for further discussion regarding our junior subordinated debentures relating to our trust preferred securities.
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
On August 10, 2009, we announced the deferral of the payment of cash dividends on our outstanding Class C Preferred Stock and Class D Preferred Stock beginning with the regularly scheduled quarterly dividend payments that would otherwise have been made in August 2009, however we continue to record the declaration of such dividends and the related additional cumulative dividends on our deferred dividend payments in our consolidated financial statements. We have deferred such payments for 14 quarterly periods as of December 31, 2012. These deferred payments aggregated $61.9 million at December 31, 2012, as more fully described in Note 13 to our consolidated financial statements. On July 13, 2011, the U.S. Treasury elected two members to our Board of Directors as a result of our deferral of dividends to the U.S. Treasury for six quarters.
See Note 13 to our consolidated financial statements for further discussion regarding our Class C Preferred Stock and Class D Preferred Stock.
Recent Developments and Other Matters.
Discontinued Operations. On November 21, 2012, we entered into a Branch Purchase and Assumption Agreement that provides for the sale of certain assets and the transfer of certain liabilities associated with eight of our retail branches located in Pinellas County, Florida to HomeBanc National Association (HomeBanc), headquartered in Lake Mary, Florida. Under the terms of the agreement, HomeBanc is to assume approximately $133.4 million of deposits, purchase the premises and equipment and assume the leases associated with these eight retail branches. The transaction, which is subject to certain closing conditions, is expected to be completed during the second quarter of 2013.
We intend to close our two retail branches in Hillsborough County and our single retail branch located in Pasco County, Florida. The closure of these three Northern Florida retail branches is also expected to be completed during the second quarter of 2013. The eight branches being sold and the three branches being closed are collectively defined as the Northern Florida Region. The assets and liabilities associated with the Northern Florida Region are reflected in assets and liabilities of discontinued operations in the consolidated balance sheets as of December 31, 2012 and 2011.
We intend to continue to hold and operate our remaining eight retail branches in Manatee County’s communities of Bradenton, Palmetto and Longboat Key, Florida. These eight branches were previously reported as discontinued operations but were reclassified to continuing operations during the fourth quarter of 2012. The related assets and liabilities associated with these eight retail branches were reclassified from assets and liabilities of discontinued operations to continuing operations in the consolidated balance sheets as of December 31, 2012 and 2011, as further discussed in Note 1 and Note 2 to our consolidated financial statements.
We have applied discontinued operations accounting in accordance with Accounting Standards Codification™, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities associated with our Northern Florida Region as of December 31, 2012 and 2011 and to the operations of our Northern Florida Region, our 14 Northern Illinois retail branches, or Northern Illinois Region, our 24 Chicago retail branches, or Chicago Region, and our 19 Texas retail branches, or Texas Region, in addition to the operations of WIUS, Inc., and its wholly owned subsidiary, WIUS of California, Inc., collectively WIUS, Missouri Valley Partners, Inc., or MVP, and Adrian N. Baker & Company, or ANB, for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, as applicable. All financial information in this Annual Report on Form 10-K is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our consolidated financial statements for further discussion regarding discontinued operations.

Capital Plan. We have been working since the beginning of 2008 to strengthen our capital ratios and improve our financial performance. Additionally, on August 10, 2009, we announced the adoption of our Capital Optimization Plan, or Capital Plan, designed to improve our capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. We adopted our Capital Plan in order to, among other things, preserve our regulatory capital. A summary of the primary initiatives completed as of December 31, 2012 is shown in the table below. See note 2 to our consolidated financial statements for a discussion of initiatives associated with our Capital Plan that were completed, or are in the process of completion, during the years ended December 31, 2012, 2011, 2010 and 2009.

	Gain (Loss) on Sale	Decrease in Intangible Assets	Decrease in Risk-Weighted Assets	Total Risk- Based Capital Benefit (1)
	(dollars expressed in thousands)
Reduction in Other Risk-Weighted Assets	$—	—	287,700	25,200
Total 2012 Capital Initiatives	$—	—	287,700	25,200

Sale of Remaining Northern Illinois Region	$425	1,558	33,800	4,900
Sale of Edwardsville Branch	263	500	1,400	900
Reduction in Other Risk-Weighted Assets	—	—	877,900	76,800
Total 2011 Capital Initiatives	$688	2,058	913,100	82,600

Partial Sale of Northern Illinois Region	$6,355	9,683	141,800	28,500
Sale of Texas Region	4,984	19,962	116,300	35,100
Sale of MVP	(156)	—	800	(100)
Sale of Chicago Region	8,414	26,273	342,600	64,700
Sale of Lawrenceville Branch	168	1,000	11,400	2,200
Reduction in Other Risk-Weighted Assets	—	—	2,111,400	184,700
Total 2010 Capital Initiatives	$19,765	56,918	2,724,300	315,100

Sale of WIUS loans	$(13,077)	19,982	146,700	19,700
Sale of restaurant franchise loans	(1,149)	—	64,400	4,500
Sale of asset-based lending loans	(6,147)	—	119,300	4,300
Sale of Springfield Branch	309	1,000	900	1,400
Sale of ANB	120	13,013	1,300	13,200
Reduction in Other Risk-Weighted Assets	—	—	1,580,400	138,300
Total 2009 Capital Initiatives	$(19,944)	33,995	1,913,000	181,400

Total Completed Capital Initiatives	$509	92,971	5,838,100	604,300

(1)	Calculated as the sum of the gain (loss) on sale plus the reduction in intangible assets plus 8.75% of the reduction in risk-weighted assets.
In addition to the action items identified above with respect to our Capital Plan, we are also focused on the following actions which, if consummated, would further improve our regulatory capital ratios and/or result in a reduction of our risk-weighted assets:

•	Successful implementation of the action items contained within our Profit Improvement Plan, as further discussed below;

•	Reduction in the overall level of our nonperforming assets and potential problem loans;

•	Sale, merger or closure of individual branches or selected branch groupings; and

•	Exploration of possible capital planning strategies to increase the overall level of Tier 1 regulatory capital at our holding company.
We believe the successful completion of our Capital Plan would substantially improve our capital position. However, no assurance can be made that we will be able to successfully complete all, or any portion, of our Capital Plan, or that our Capital Plan will not be materially modified in the future. Our decision to implement the Capital Plan reflects the adverse effect that the severe downturn in the commercial and residential real estate markets has had on our financial condition and results of operations. If we are not able to successfully complete substantially all of our Capital Plan, our business, financial condition, including regulatory capital ratios, and results of operations may be materially and adversely affected and our ability to withstand continued adverse economic uncertainty could be threatened.
Strategy. Our strategy emphasizes profitable growth within our market areas, aggressive management of asset quality and liquidity risks, and preservation and enhancement of regulatory capital. We have developed several plans around these actions, including the previously discussed Capital Plan, a Profit Improvement Plan, a Liquidity Plan and an Asset Quality Improvement Plan.
Our Profit Improvement Plan contains several action items regarding revenue enhancement and continued reduction of noninterest expenses including the following:

•
Accelerating the reduction of special mention, substandard and nonaccrual loans and other real estate to reduce future provisions for loan losses, increase our net interest income and reduce noninterest expenses associated with these assets, including legal fees, other real estate write-downs and other real estate expenses related to property preservation, taxes, insurance and other items;

•	Developing new loan growth strategies, primarily within our commercial and industrial, commercial real estate and residential mortgage segments;

•	Re-pricing our deposits to current market interest rates while maintaining appropriate deposit portfolio diversification;

•	Utilizing low-yielding short-term investments to complete our divestitures associated with our Capital Plan, and increase our investment securities portfolio;

•	Pursuing opportunities to generate noninterest income through sales of other real estate properties, branch offices and other assets;

•	Increasing the volume of loans sold in the secondary market in our mortgage division through an expanded sales force and enhanced marketing initiatives; and

•	Evaluating opportunities to reduce noninterest expenses as a result of our smaller asset base and lower deposit volumes.
Our Liquidity Plan includes the following actions:

•	Maintaining and continuing to generate core deposits, including noninterest-bearing demand, interest-checking, money market and savings deposits;

•	Increasing our investment securities portfolio and maintaining appropriate levels of unpledged investment securities; and

•
Continuing to maximize potential borrowing relationships with the Federal Home Loan Bank, or FHLB, and the Federal Reserve Bank of St. Louis, or FRB, in the event utilization of these additional alternative funding sources becomes necessary in the future.

Our Asset Quality Improvement Plan includes the following actions intended to reduce the level of our nonperforming assets and loan charge-offs:

•	Developing written action plans for all credit relationships over $3.0 million with approval by the Regional President and Regional Credit Officer;

•	Actively pursuing troubled debt restructurings to position credits to return to performing status with sustained operating performance;

•	Eliminating or significantly reducing the potential exposure to our largest nonperforming credit relationships;

•	Pursuing opportunities to generate significant recoveries on previously charged-off loans;

•	Modifying one-to-four-family residential real estate loans under the Home Affordable Modification Program, or HAMP, where deemed economically advantageous to our borrowers and us;

•
Assessing our commercial real estate portfolio for early risk recognition and identification of potential areas for deteriorating commercial real estate loans, with increased emphasis on non-owner occupied loans;

•
Transferring certain nonperforming and potential problem credits to our special asset groups for further review, evaluation and development of appropriate strategies for exiting these relationships or significantly reducing our potential exposure; and

•	Further developing additional reporting mechanisms regarding asset quality related matters to assist management in further evaluating and assessing ongoing performance measurements and trends.
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
Commercial, Financial and Agricultural. Our commercial, financial and agricultural loan portfolio was $610.3 million, or 21.3% of total loans held for portfolio, at December 31, 2012, compared to $725.1 million, or 22.3% of total loans held for portfolio, at December 31, 2011. During recent years, we have attempted to further diversify our loan portfolio by increasing our commercial, financial and agricultural lending opportunities. However, certain transactions associated with our Capital Plan during the last four years, including loan sale transactions and reclassifications of loans to discontinued operations, have reduced the percentage of commercial, financial and agricultural loans as a percentage of total loans. The primary component of commercial, financial and agricultural loans is commercial loans, which are made based on the borrowers’ general credit strength and ability to generate cash flows for repayment from income sources. Most of these loans are made on a secured basis, generally involving the use of company equipment, inventory and/or accounts receivable, and, from time to time, real estate, as collateral. Regardless of collateral, substantial emphasis is placed on the borrowers’ ability to generate cash flow sufficient to operate the business and provide coverage of debt servicing requirements. Commercial loans are frequently renewable annually, although some terms may be as long as five years. These loans typically require the borrower to satisfy certain operating covenants appropriate for the specific business, such as profitability, debt service coverage and current asset and leverage ratios, which are generally reported and monitored on a quarterly basis and subject to more detailed annual reviews. Commercial loans are made to customers primarily located in First Bank’s geographic trade areas of California, Missouri and Illinois that are engaged in manufacturing, retailing, wholesaling and service businesses. This portfolio is not concentrated in large specific industry segments that are characterized by sufficient homogeneity that would result in significant concentrations of credit exposure. Rather, it is a highly diversified portfolio that encompasses many industry segments. Within both our real estate and commercial lending portfolios, we strive for the highest degree of diversity that is practicable. We also emphasize the development of other service relationships, particularly deposit accounts, with our commercial borrowers.
Real Estate Construction and Development. Our real estate construction and land development loan portfolio was $175.0 million, or 6.1% of total loans held for portfolio, at December 31, 2012, compared to $250.0 million, or 7.7% of total loans held for portfolio, at December 31, 2011. Real estate construction and land development loans include commitments for construction of both residential and commercial properties. Commercial real estate projects often require commitments for permanent financing from other lenders upon completion of the project and, more typically, may include a short-term amortizing component of the initial financing. Commitments for construction of multi-tenant commercial and retail projects generally require lease commitments from a substantial primary tenant or tenants prior to commencement of construction. We typically engage in multi-phase, multi-tenant projects, as opposed to large vertical projects, that allow us to complete the financing for the projects in phases and limit the number of tenant building starts based upon successful lease and/or sale of the tenant units. We finance some projects for borrowers whose home office is located within our trade area but the particular project may be outside our normal trade area. Although we generally do not engage in developing commercial and residential construction lending business outside of our trade area, certain loans acquired in acquisitions from time to time and certain other loans have been related to projects outside of our trade area. Residential real estate construction and development loans are made based on the cost of land acquisition and development, as well as the construction of the residential units. Although we finance the cost of display units and units held for sale, a substantial portion of the loans for individual residential units have purchase commitments prior to funding. Residential condominium projects are funded as the building construction progresses, but funding of unit finishing is generally based on firm sales contracts.
Commercial Real Estate. Our commercial real estate loan portfolio was $969.7 million, or 33.9% of total loans held for portfolio, at December 31, 2012, compared to $1.23 billion, or 37.7% of total loans held for portfolio, at December 31, 2011. Commercial real estate loans include loans for which the intended source of repayment is rental and other income from the real estate. This includes commercial real estate developed for lease to third parties as well as the owner’s occupancy. The underwriting of owner-occupied commercial real estate loans generally follows the procedures for commercial lending described above, except that the collateral is real estate, and the loan term may be longer. The primary emphasis in underwriting loans for which the source of repayment is the performance of the collateral is the projected cash flow from the real estate and its adequacy to cover the operating costs of the project and the debt service requirements. Secondary emphasis is placed on the appraised value of the real estate, with the requirement that the appraised liquidation value of the collateral must be adequate to repay the debt and related interest in the event the cash flow becomes insufficient to service the debt. Generally, underwriting terms require the loan principal not to exceed 80% of the appraised value of the collateral and the loan maturity not to exceed ten years. Commercial real estate loans are made for commercial office space, retail properties, industrial and warehouse facilities and recreational properties. We typically only finance commercial real estate or rental properties that have lease commitments for a majority of the rentable space.
Residential Real Estate Mortgage. Our one-to-four-family residential real estate mortgage loan portfolio was $986.8 million, or 34.4% of total loans held for portfolio, at December 31, 2012, compared to $902.4 million, or 27.7% of total loans held for portfolio, at December 31, 2011. Residential real estate mortgage loans are primarily loans secured by single-family, owner-occupied properties. These loans include both adjustable rate and fixed rate mortgage loans. We typically originate residential real estate mortgage loans for sale in the secondary mortgage market in the form of a mortgage-backed security or to various private third-party investors, although from time-to-time, we may purchase and/or retain certain originated residential mortgage loans, including home equity loans, in our loan portfolio as directed by management’s business strategies. Our residential real estate mortgage loans are generated through our branch office network as well as our mortgage division and are underwritten in accordance with conforming terms that allow the loans to be sold into the secondary market. We discontinued the origination of Alt A and Sub-prime mortgage loan products in 2007 and do not presently offer these loan products. Servicing rights may either be retained or released with respect to conventional, FHA and VA conforming fixed-rate and conventional adjustable rate residential mortgage loans.

Market Areas. As of December 31, 2012, First Bank’s 146 banking facilities were located in California, Florida, Illinois and Missouri. First Bank presently operates in the St. Louis metropolitan area, in eastern Missouri and throughout southern Illinois. First Bank also operates in southern California, including San Diego and the greater Los Angeles metropolitan area, including Ventura County, Riverside County and Orange County; in Santa Barbara County; in northern California, including the greater San Francisco and Sacramento metropolitan areas; and in Florida, including Bradenton and the greater Tampa metropolitan area.
The following table lists the geographic market areas in which First Bank operates, total deposits, deposits as a percentage of total deposits and the number of locations as of December 31, 2012:

Geographic Area	Total Deposits (in millions)	Deposits as a Percentage of Total Deposits	Number of Locations
Southern California	$1,606.6	28.4%	40
Northern California	1,278.5	22.6	19
St. Louis, Missouri metropolitan area	1,265.2	22.4	34
Southern Illinois	802.4	14.2	22
Missouri (excluding the St. Louis metropolitan area)	376.5	6.7	12
Florida (1)	318.7	5.6	19
Other	0.6	0.1	—
Total Deposits	$5,648.5	100.0%	146

(1)
Includes deposits of approximately $155.7 million associated with the sale and closure of branches in our Northern Florida Region, which are expected to be completed in the second quarter of 2013. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

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
Employees. We employed approximately 1,177 full-time equivalent employees at December 31, 2012, exclusive of discontinued operations. None of the employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.
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
As a registered bank holding company under the Bank Holding Company Act of 1956, as amended, we are subject to regulation and supervision of the Board of Governors of the Federal Reserve System, or Federal Reserve. We file annual reports with the Federal Reserve and provide to the Federal Reserve additional information as it may require. Many of our subsidiaries are also subject to the laws and regulations of both the federal government and the various states in which they conduct business. As an originator of small business loans, we are also regulated by the U.S. Small Business Administration, or SBA.
Regulatory Agreements. On March 24, 2010, the Company, SFC and First Bank entered into a Written Agreement, or Agreement, with the FRB requiring the Company and First Bank to take certain steps intended to improve their overall financial condition. Pursuant to the Agreement, the Company prepared and filed with the FRB a number of specific plans designed to strengthen and/

or address the following matters: (i) board oversight over the management and operations of the Company and First Bank; (ii) credit risk management practices; (iii) lending and credit administration policies and procedures; (iv) asset improvement; (v) capital; (vi) earnings and overall financial condition; and (vii) liquidity and funds management.
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
The Company and First Bank must furnish periodic progress reports to the FRB regarding compliance with the Agreement. As of the date of this filing, the Company and First Bank have provided progress reports and other reports, as required under the Agreement. The Company and First Bank have received, and may receive in the future, additional requests from the FRB regarding compliance with the Agreement, which may include, but are not limited to, updates and modifications to the Company’s Asset Quality Improvement, Profit Improvement and Capital Plans. Management has responded promptly to any such requests and intends to do so in the future. The Agreement will remain in effect until stayed, modified, terminated or suspended by the FRB.
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
First Bank, under its informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 14 to our consolidated financial statements, First Bank’s Tier 1 capital to total assets ratio was 9.20% at December 31, 2012.
While the Company and First Bank intend to take such actions as may be necessary to comply with the requirements of the Agreement with the FRB and informal agreement with the MDOF, there can be no assurance that the Company and First Bank will be able to comply fully with the requirements of the Agreement or that First Bank will be able to comply fully with the provisions of the informal agreement, that compliance with the Agreement and the informal agreement will not be more time consuming or more expensive than anticipated, that compliance with the Agreement and the informal agreement will enable the Company and First Bank to maintain profitable operations, or that efforts to comply with the Agreement and the informal agreement will not have adverse effects on the operations and financial condition of the Company or First Bank. If the Company or First Bank is unable to comply with the terms of the Agreement or the informal agreement, respectively, the Company and First Bank could become subject to various requirements limiting our ability to develop new business lines, mandating additional capital, and/or requiring the sale of certain assets and liabilities. Failure of the Company or First Bank to meet these conditions could lead to further enforcement action by the regulatory agencies. The terms of any such additional regulatory actions, orders or agreements could have a materially adverse effect on our business, financial condition or results of operations.
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

•
Acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls a majority of such shares);

•	Acquiring all or substantially all of the assets of another bank or bank holding company; or

•	Merging or consolidating with another bank holding company.
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
Regulatory Capital Standards and Proposed Basel III Regulatory Capital Reforms. The federal bank regulatory agencies have adopted substantially similar risk-based and leverage capital guidelines for banking organizations. Regulatory capital ratios are determined by classifying assets and specified off-balance sheet obligations and financial instruments into weighted categories, with higher levels of capital being required for categories deemed to represent greater risk. Federal Reserve policy also provides that banking organizations generally, and particularly those that are experiencing internal growth or actively making acquisitions, are expected to maintain capital positions that are substantially above the minimum supervisory levels, without significant reliance on intangible assets.
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
As further described in Note 14 to our consolidated financial statements, First Bank was categorized as well capitalized at December 31, 2012 and 2011 under the prompt corrective action provisions of the regulatory capital standards. The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2012 and 2011.
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
On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and First Bank. The proposed rules implement the Basel III regulatory capital reforms, or Basel III, and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. Although Basel III is intended to be implemented by institutions with greater than $50 billion in assets, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including First Bank. The extended comment period for the proposed rules ended on October 22, 2012. Consequently, the proposed rules are currently pending finalization.
The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and First Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions (unchanged from current rules). The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.
The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which, such as trust preferred securities, would be phased out over time, as further described under “Item 7 —Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital and Dividends.”
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
The rules ultimately adopted and made applicable to the Company and First Bank may be different from the Basel III proposed rules as published. We continue to evaluate the potential impact that regulatory proposals may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act, as they continue to progress through the final rule-making process.
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

•
“Well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier I capital ratio of 6% or greater and a Leverage Ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure;

•	“Adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I capital ratio of 4% or greater and a Leverage Ratio of 4% or greater (3% in certain circumstances);

•	“Undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I capital ratio of less than 4% or a Leverage Ratio of less than 4% (3% in certain circumstances);

•	“Significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I capital ratio of less than 3% or a Leverage Ratio of less than 3%; and

•	“Critically undercapitalized” if its tangible equity is equal to or less than 2% of its average quarterly tangible assets.
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
Federal Deposit Insurance Reform. The FDIC maintains the Deposit Insurance Fund, or the DIF, which was created in 2006. The deposit accounts of First Bank are insured by the DIF to the maximum amount provided by law. This insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by DIF-insured institutions. It also may prohibit any DIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against insured institutions. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. We do not know of any practice, condition or violation that might lead to termination of our deposit insurance.

The FDIC imposes assessments for deposit insurance on an insured institution on a quarterly basis. The Dodd-Frank Act (as defined and further described below) required the FDIC to establish rules setting insurance premium assessments based on an institution’s total assets minus its tangible equity instead of its deposits. These rules were finalized on February 7, 2011 and set base assessment rates for institutions in Risk Categories II, III and IV at annual rates of 14, 23 and 35 basis points, respectively. The base assessment rate for a Risk Category I institution was set at a range of five to nine basis points. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits and unsecured debt. Total base assessment rates after adjustments range from 2.5 to nine basis points for Risk Category I, nine to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV.
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
In November 2010 and January 2011, the FDIC, as mandated by Section 343 of the Dodd-Frank Act, adopted rules providing for unlimited deposit insurance for traditional noninterest-bearing transaction accounts and IOLTA accounts for two years beginning on December 31, 2010. This coverage applied to all insured depository institutions, and there was no separate FDIC assessment for the insurance. This coverage expired on December 31, 2012.
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
The Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, imposes a myriad of corporate governance and accounting measures designed to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under securities laws. All public companies that file periodic reports with the SEC are affected by Sarbanes-Oxley. Sarbanes-Oxley addresses, among other matters: (i) the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits; (ii) auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures which require the chief executive officer and chief financial officer to certify financial statements, to forfeit salary and bonuses in certain situations, and protect whistleblowers and informants; (iv) expansion of the audit committee’s authority and responsibility by requiring that the audit committee have direct control of the outside auditor, be able to hire and fire the auditor, and approve all non-audit services; (v) requirements that audit committee members be independent; (vi) disclosure of a code of ethics; and (vii) enhanced penalties for fraud and other violations. The provisions of Sarbanes-Oxley also require that management assess the effectiveness of internal control over financial reporting and that the independent auditor issue an attestation report on management’s report on internal control over financial reporting. As we are a non-accelerated filer, management’s report on internal control over financial reporting was not subject to attestation by the Company’s Independent Registered Public Accounting Firm as of December 31, 2012, as further discussed under “Item 9A — Controls and Procedures.”
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
Reserve Requirements; Federal Reserve System and Federal Home Loan Bank System. First Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System. As a member, First Bank is required to hold investments in those systems. First Bank was in compliance with these requirements at December 31, 2012, as further described in Note 1 to our consolidated financial statements.
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
United States Department of the Treasury. As further described above under “Item 1 —Business – Capital Structure,” on December 31, 2008, we completed the sale to the U.S. Treasury of $295.4 million of newly-issued non-voting preferred stock as part of the CPP. The U.S. Treasury has certain supervisory and oversight duties and responsibilities under the CPP and, pursuant to the terms of the Purchase Agreement, the U.S. Treasury is empowered to unilaterally amend any provision of the Purchase Agreement with us to the extent required to comply with any changes in applicable federal statutes. In addition, as a result of our deferral of dividends to the U.S. Treasury for an aggregate of six quarters, the U.S. Treasury had the right to elect two directors to our Board. On July 13, 2011, the U.S. Treasury elected two members to our Board of Directors.
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

•
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

•
After a three-year phase-in period which began on January 1, 2013, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital for holding companies with more than $15 billion of assets, and restricts new issuances of trust preferred securities from being included as Tier 1 capital for all holding companies;

•	Changes the basis for determining FDIC premiums from deposits to assets less tangible capital, eliminated the ceiling and the size of the DIF and increased the floor applicable to the size of the DIF;

•
Creates a new Consumer Financial Protection Bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

•	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;

•	Changes standards for federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•
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

•
Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•	Permanently increases the deposit insurance coverage to $250,000;

•	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	Requires publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for enterprise-wide risk management practices;

•	Increases the authority of the Federal Reserve in its regular examinations;

•	Requires all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress; and

•	Restricts proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds.
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
Our results of operations, financial condition and business may be materially, adversely affected if we fail to successfully implement our Capital Plan. Our Capital Plan contemplates a number of different strategies intended to reduce our costs, increase our regulatory capital ratios and enable us to withstand and better respond to continuing adverse market conditions. There can be no assurance, however, that we will be able to successfully implement each or every component of our Capital Plan in a timely manner or at all, and a number of events and conditions must occur in order for the plan to achieve its intended effect. If we are not able to successfully complete our Capital Plan, we could be adversely impacted and our ability to withstand continued adverse economic conditions could be threatened.
We could be compelled to seek additional capital in the future, but capital may not be available when it is needed or on acceptable terms. Our holding company, First Banks, did not meet the minimum regulatory capital standards established for bank holdings companies by the Federal Reserve at December 31, 2012. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. A number of financial institutions have raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from turmoil in the mortgage loan market, weak economic conditions, declines in real estate values and other factors, which may diminish our ability to raise additional capital. Our previously announced Capital Plan also contemplates raising additional capital in an effort to improve our capital position.
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
The proposed Basel III capital rules, if implemented as proposed, may adversely affect our capital adequacy and the costs of conducting business. The Federal Reserve approved proposed rules in June 2012 that would substantially amend the regulatory risk-based capital rules applicable to the Company and First Bank, including significant changes to bank capital, leverage and liquidity requirements, as further described in “Item 1 —Business – Supervision and Regulation – Regulatory Capital Standards and Proposed Basel III Regulatory Capital Reforms.” The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed rules would also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which, such as our $345.0 million of trust preferred securities, would be phased out over time, thereby eliminating trust preferred securities as a form of Tier 1 capital. We would be required to begin amortizing down the Tier 1 capital treatment of our trust preferred securities over 10 years beginning in 2013 with full phase-out of such instruments by January 1, 2022. These proposed capital rules could adversely affect our ability to maintain adequate capital levels based on the amount of our trust preferred securities currently outstanding and could require us to find alternate methods to raise capital, which may adversely impact our financial condition, results of operations and ability to grow.
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
We are subject to extensive government regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the ongoing performance of and government intervention in the financial services sector. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. For a further discussion of these matters, see “Item 1. Business —Supervision and Regulation.”
Changes in economic conditions could negatively and materially impact our business. Our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A continued deterioration in economic conditions or lack of improvement in economic conditions may result in the following consequences, any of which could negatively and materially impact or continue to negatively and materially impact our business:

•	Loan delinquencies may increase or remain at elevated levels;

•	Problem assets and foreclosures may increase or remain at elevated levels;

•	High unemployment may continue;

•	Demand for our products and services may decline;

•	Low cost or noninterest bearing deposits may decrease; and

•
Collateral pledged to us by our customers for loans made by us, especially residential and commercial real estate property, may decline or continue to decline in value, in turn reducing our customers’ borrowing power, and thereby reducing the value of the underlying assets and collateral associated with our existing loans.

Our emphasis on commercial real estate lending and real estate construction and development lending has increased our credit risk. A substantial portion of our loans are secured by commercial real estate. Commercial real estate and real estate construction and development loans were $969.7 million and $175.0 million, respectively, at December 31, 2012, representing 33.9% and 6.1%, respectively, of our loans held for portfolio. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Loans and Allowance for Loan Losses,” we have experienced high levels of nonperforming loans within our real estate construction and development portfolio and commercial real estate portfolio, reflective of declining market conditions surrounding land acquisition and development loans as a result of increased developer inventories, slower lot and home sales, and declining market values. Adverse developments affecting real estate in one or more of our markets could further increase the credit risk associated with our loan portfolio.
Weakness in the real estate market has adversely affected us and may continue to do so. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Loans and Allowance for Loan Losses,” we have experienced deterioration within our residential real estate mortgage loan portfolio beginning in early 2007, primarily in our Alt A and sub-prime loan portfolios. Our one-to-four-family residential real estate mortgage loans were $986.8 million at December 31, 2012, representing 34.4% of our loans held for portfolio. The effects of ongoing mortgage market challenges, as well as the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains recognized on the sale of mortgage loans. In the event our allowance for loan losses is insufficient to cover such losses, our financial condition and results of operations may be adversely affected.
Our allowance for loan losses may not be sufficient to cover our actual loan losses, which could adversely affect our results of operations or financial condition. As a lender, we are exposed to the risk that our loan customers may not repay their loans according to their contractual terms and that the collateral securing the payment of these loans may be insufficient to assure repayment in full. We have experienced, and may continue to experience, significant loan losses, which could continue to have a material adverse effect on our results of operations. Management makes various assumptions and judgments about the collectability of our loan portfolio, which are based in part on:

•	Current economic conditions and their estimated effects on specific borrowers;

•	An evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance for loan losses;

•	Management’s internal review of the loan portfolio, including existing compliance with established policies and procedures; and

•	Results of examinations of our loan portfolio by regulatory agencies.
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
Our nonperforming loans also impact the sufficiency of our allowance for loan losses. Nonperforming loans totaled $109.9 million as of December 31, 2012. In addition to those loans currently identified and classified as nonperforming loans, management is aware that other possible credit problems may exist with certain borrowers. These include loans that are migrating from grades with lower risks of loss probabilities into grades with higher risks of loss probabilities as performance and potential repayment issues surface. We monitor these loans and adjust the loss rates in our allowance for loan losses accordingly. The most severe of these loans are credits that are classified as substandard loans due to either less than satisfactory performance history, lack of borrower’s paying capacity, or potentially inadequate collateral. Substandard, or potential problem loans, totaled $116.1 million at December 31, 2012. We also make concessions to modify the contractual terms of certain loans when the borrower is experiencing financial difficulty. These modifications are generally made to either prevent a loan from being placed on nonaccrual status or to return a nonaccrual loan to performing status based on the expectations that the borrower can adequately perform in accordance with the modified terms. These loans are classified as performing troubled debt restructurings and totaled $128.9 million at December 31, 2012.

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
The overall level of our nonperforming assets and potential problem loans has elevated our noninterest expense levels. Our nonperforming assets were $201.9 million and $350.1 million at December 31, 2012 and 2011, respectively. We have incurred, and expect to incur for the foreseeable future, significant expenses associated with collection and foreclosure related matters on loans and taxes, insurance, property preservation and other collection matters on other real estate properties. In addition, we recorded write-downs on other real estate properties of $14.5 million, $16.9 million and $34.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. If the overall level of our nonperforming assets does not decrease, these expense levels will continue to have a material adverse affect on our financial condition and results of operations.
Mortgage loan repurchase obligations or claims from third parties could result in material losses. We have sold significant amounts of residential mortgage loans directly to government-sponsored enterprises, Fannie Mae (FNMA) and Freddie Mac (FHLMC) (collectively, the GSEs), and to investors other than GSEs as whole loans. In connection with these sales, we make or have made various representations and warranties, breaches of which may result in a requirement that we repurchase the mortgage loans, or otherwise make whole or provide other remedies to the counterparties. We have recorded an estimated liability related to possible mortgage repurchase losses of $2.0 million as of December 31, 2012. Our estimated liability for possible loss is based on then-currently available information and is dependent on various factors, including our historical claims and settlement experience, projections of future defaults, and significant judgment and assumptions that are subject to change. As such, the future possible loss related to our representations and warranties may materially change in the future based on factors beyond our control or if actual experiences are different from our assumptions, including, without limitation, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the estimated liability and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. If future representations and warranties losses occur in excess of our recorded liability and estimated range of possible loss, such losses could have a material adverse effect on our cash flows, financial condition and results of operations.
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
There can be no assurance these sources of funds will be adequate for our liquidity needs and we may be compelled to seek additional sources of financing in the future. Likewise, we may seek additional debt in the future to achieve our business objectives. There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on terms acceptable to us. The ability of banks and holding companies to raise capital or borrow in the debt markets has been negatively affected by recent and ongoing adverse economic trends. If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.
We actively monitor the depository institutions that hold our cash operating account balances. It is possible that access to our cash equivalents will be impacted by adverse conditions in the financial markets. Our emphasis is primarily on safety of principal and we seek to diversify our cash balances among counterparties to minimize exposure to any one of these entities. The financial statements and other relevant data of the counterparties are routinely reviewed as part of our asset/liability management process. Balances in our accounts with financial institutions in the U.S. may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the financial institutions fail and could be subject to other adverse conditions in the financial markets. At December 31, 2012, our cash and cash equivalents totaled $518.8 million, of which $347.8 million was maintained in our cash operating account at the FRB.

First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company’s liquidity position is affected by dividends received from our subsidiaries, the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the Company (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, and proceeds we raise through the issuance of debt and/or equity instruments through the Company, if any. The Company’s future liquidity position may be adversely affected if a combination of the following events occurs:

•	First Bank continues to be unable or prohibited by its regulators to pay a dividend to the Company sufficient to satisfy the Company’s operating cash flow needs;

•
The Company is unable to pay the cumulative deferred interest payments on its outstanding junior subordinated debentures relating to its $345.0 million of trust preferred securities prior to September 2014, thus potentially triggering a payment default or penalty. Such payment default or penalty would have a material adverse effect on our business, financial condition or results of operations;

•	We deem it advisable, or are required by the FRB, to use cash maintained by the Company to support the capital position of First Bank;

•	First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so; or

•	The Company has difficulty raising cash through the future issuance of debt or equity instruments or by accessing additional sources of credit.
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
We rely on dividends from our subsidiaries for most of our revenue. The Company is a separate and distinct legal entity from its subsidiaries. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our preferred stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that First Bank and certain nonbank subsidiaries may pay to the Company. In the event First Bank is unable to pay dividends, we may not be able to service our debt (including our junior subordinated debentures issued in connection with the issuance of our outstanding trust preferred securities), pay obligations or pay dividends on our preferred stock, including the preferred stock we issued to the U.S. Treasury. The inability to receive dividends from First Bank could have a material adverse effect on our business, financial condition and results of operations. As further described under “Item 1. Business —Supervision and Regulation,” First Bank has agreed not to declare or pay any dividends without the prior consent of the MDOF and the FRB. First Bank did not make any dividend payments during the year ended December 31, 2012.
Our ability to repay our junior subordinated debentures, and our Class C Preferred Stock and Class D Preferred Stock issued under the CPP, could be hindered by the completed and pending divestiture initiatives associated with our Capital Plan. As further described under “Item 1. Recent Developments and Other Matters —Capital Plan,” we have completed, or are in the process of completing, a number of initiatives associated with our Capital Plan, including sales of branch offices, sales of certain loans, sales of nonbank subsidiaries and reductions in our risk-weighted assets. While these transactions were considered necessary by the Company to improve our regulatory capital ratios and preserve our regulatory capital in the short-term, these transactions have also decreased our sources of revenue and could hinder the probability and timing of future repayment of these obligations.
Concern of customers over deposit insurance and the expiration of unlimited FDIC deposit insurance on noninterest-bearing transaction accounts may increase our interest expense, cause a decrease in deposits and affect our liquidity position. With ongoing increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. On December 31, 2012, the unlimited deposit insurance for traditional noninterest-bearing transaction accounts and IOLTA accounts that began on December 31, 2010 expired. The reduction in FDIC insurance on these noninterest-bearing transaction accounts to the standard $250,000 maximum available to depositors under the FDIC’s general deposit insurance rules may cause a change in the mix of deposits from noninterest-bearing accounts to interest-bearing accounts, which would increase our cost of funds and negatively impact our results of operations. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with us is fully insured. Decreases in deposits may adversely affect our liquidity position, funding costs and results of operations.
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
Because of our participation in the CPP under the EESA, we are subject to several restrictions, including restrictions on our ability to declare or pay dividends and repurchase capital stock and trust preferred securities, as well as restrictions on compensation paid to our executive officers. Pursuant to the terms of the Purchase Agreement, our ability to declare or pay dividends on any of our shares is limited. Specifically, we are unable to make any distributions on our trust preferred securities or dividends on pari passu preferred shares if we are in arrears on the payment of dividends on our Class C Preferred Stock and Class D Preferred Stock. In addition, we are not permitted to increase dividends on our common shares above the amount of the last quarterly cash dividend per share declared without the U.S. Treasury’s approval unless all of the Class C Preferred Stock and Class D Preferred Stock has been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. Further, our trust preferred securities and pari passu preferred shares may not be repurchased if we are in arrears on the payment of Class C Preferred Stock and Class D Preferred Stock dividends. The terms of the Purchase Agreement allow the U.S. Treasury to impose additional restrictions, including those on dividends and unilateral amendments required to comply with changes in applicable federal law. We are unable to predict the potential impact of any such amendments.
In addition, pursuant to the terms of the Purchase Agreement, we adopted the U.S. Treasury’s current standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds our equity securities issued pursuant to the Purchase Agreement. These standards generally apply to our executive officers identified in the Summary Compensation Table, as shown under Item 11 —Executive Compensation, and the 20 next most highly compensated employees. The impact of the executive compensation standards may result in the loss of current members of our management team and could adversely affect our ability to compete for talent in the industry.
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
We could be required to write down goodwill. When we acquire a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2012, our goodwill and other identifiable intangible assets were $125.3 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill and other identifiable intangible assets are impaired. We completed such an impairment analysis during the fourth quarter of 2012 and determined our goodwill was not impaired, as further described in Note 6 to our consolidated financial statements. We cannot provide assurance, however, that we will not be required to record an impairment charge in the future. Any additional impairment charge would have an adverse effect on our financial condition and results of operations.

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
Significant legal actions could subject us to substantial liabilities. We are from time to time subject to claims related to our operations. These claims and legal actions, including supervisory actions by our regulators, could involve monetary claims and significant defense costs. As a result, we may be exposed to substantial liabilities, which could adversely affect our results of operations and financial condition.
The value of securities in the Company’s investment securities portfolio may be negatively affected by continued disruptions in securities markets. The market for some of the investment securities held in our investment portfolio has become extremely volatile over the past five years. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary impairment of these assets, which could lead to write-downs of the carrying value of these assets that could have a material adverse effect on our net income and capital levels.
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
The repeal of federal prohibitions on payment of interest on demand deposits could increase the Company’s interest expense. All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, some financial institutions have commenced offering interest on demand deposits to compete for customers. The Company continues to monitor interest rates but does not yet know what interest rates other institutions may offer as market interest rates begin to increase in the future. The Company’s interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
We provide treasury management services to money services businesses, which include: check cashers, issuers/sellers of traveler’s checks, money orders and stored value cards, and money transmitters. Money services businesses pose a higher level of risk of compliance with regulatory guidance. We provide treasury management services to the check cashing industry, offering check clearing, monetary instrument, depository, and credit services. We also provide treasury management services to money transmitters. Financial institutions that open and maintain accounts for money services businesses are expected to apply the requirements of the USA Patriot Act and Bank Secrecy Act, as they do with all accountholders, on a risk-assessed basis. As with any category of accountholder, there will be money services businesses that pose little risk of money laundering or lack of compliance with other laws and regulations and those that pose a significant risk. Providing treasury management services to money services businesses represents a significant compliance and regulatory risk, and failure to comply with all statutory and regulatory requirements could result in fines or sanctions.
We may not be able to implement technological change as effectively as our competitors. The financial services industry has undergone in the past and continues to undergo rapid technological change related to delivery and availability of new technology-driven products and services and operating efficiencies that enable financial institutions to better serve customers and to reduce costs. In many instances technological improvements require significant capital expenditures, and many of our larger competitors have significantly greater resources to absorb such capital expenditures than we may have available. As such, we may be at a competitive disadvantage in our ability to retain existing customers and compete for new customers in the marketplace.
We are subject to operational and financial risks associated with our reliance on employees, systems, and counterparties and certain failures. Our business operates in many diverse markets and relies on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including, but not limited to, the risk of fraud by employees or persons outside of our Company, unauthorized access to our computer systems, the execution of unauthorized transactions by our employees, errors relating to transaction processing and technology, breaches in internal controls and data security, compliance requirements, and business continuation and disaster recovery. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. Third parties with whom we do business could also be sources of operational risk to us, including risks relating to breakdowns or failures of such parties’ own systems or employees. We could suffer significant regulatory action or consequences, damage to our reputation and financial loss in the event of a breakdown in the internal control system, improper operation of systems, improper employee actions, or if personal, confidential or proprietary customer or client information in our possession were to be mishandled or misused, including situations in which the information is erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where the information is intercepted or otherwise inappropriately taken by third parties.
A breach in the security of our systems, or those of our third party vendors, could disrupt our business, result in the disclosure of confidential information, damage our reputation and create significant financial and legal exposure. Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets, and the confidentiality, integrity and availability of information belonging to the Company and our customers, there is no assurance that our security measures will provide absolute security. In fact, many other financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyberattacks and other means. Several financial institutions have recently experienced attacks from technically sophisticated and well-resourced third parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to customers for extended time periods. These “denial-of-service” attacks have not breached our data security systems, but require substantial resources to defend, and may affect customer satisfaction and behavior. Despite efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future as we continue to increase our mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications. If our security systems were penetrated or circumvented, it could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to our computers or systems and those of our customers and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations. Cybersecurity and the continued development and enhancement of our internal controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a key focus for us. While our policies and procedures are designed to prevent or limit the impact of any such failure, interruption or security breach, there can be no assurance that any such failure, interruption or security breach will not occur. While we closely monitor and evaluate the financial and operational risks associated with reliance on technology and information systems on an ongoing basis and maintain insurance coverage for such risks, any such failure, interruption or security breach could adversely affect our operations and financial condition, including a resulting loss in customer business, damage to our reputation, misappropriation of sensitive information, corruption of data, disruption of internet banking activities or other operations, and possible exposure to regulatory scrutiny and litigation, any of which could have a material adverse affect on our business, financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own our office building, which houses our principal place of business, located at 135 North Meramec, Clayton, Missouri 63105. The property is in good condition and consists of approximately 60,353 square feet, of which approximately 8,810 square feet is currently leased to others. Of our other 145 offices and two operations and administrative facilities at December 31, 2012, 77 are located in buildings that we own and 70 are located in buildings that we lease.
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
The Company and First Bank entered into agreements with the FRB and MDOF, as further described under “Item 1. Business —Supervision and Regulation – Regulatory Agreements” and in Note 14 to our consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. There is no established public trading market for our common stock. Various trusts, which were established by and are administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board, and members of his immediate family, including Mr. Michael Dierberg, our Vice Chairman, own all of our voting stock.
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
On August 10, 2009, we also announced the deferral of dividend payments on our Class C Preferred Stock and Class D Preferred Stock beginning with the regularly scheduled quarterly dividend payments that would otherwise have been made in August 2009, however, we continue to record the declaration of such dividends and the related additional cumulative dividends on our deferred dividend payments in our consolidated financial statements. We have deferred such payments for 14 quarterly periods as of December 31, 2012. In February 2009 and May 2009, we paid the regularly scheduled quarterly dividends on our Class C Preferred Stock and Class D Preferred Stock, which were pre-approved and authorized for payment by the FRB.
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

	As of or For the Year Ended December 31, (1)
	2012	2011	2010	2009	2008
	(dollars expressed in thousands, except share and per share data)
Income Statement Data:
Interest income	$202,565	233,296	312,468	399,925	535,971
Interest expense	30,088	44,539	76,020	114,092	176,425
Net interest income	172,477	188,757	236,448	285,833	359,546
Provision for loan losses	2,000	69,000	214,000	390,000	368,000
Net interest income (loss) after provision for loan losses	170,477	119,757	22,448	(104,167)	(8,454)
Noninterest income	66,206	62,194	78,492	70,763	62,715
Noninterest expense	205,318	230,246	298,639	350,475	252,700
Income (loss) from continuing operations before (benefit) provision for income taxes	31,365	(48,295)	(197,699)	(383,879)	(198,439)
(Benefit) provision for income taxes	(139)	(10,654)	4,114	2,393	18,323
Income (loss) from continuing operations, net of tax	31,504	(37,641)	(201,813)	(386,272)	(216,762)
(Loss) income from discontinued operations, net of tax	(5,523)	(6,459)	3,562	(62,664)	(71,551)
Net income (loss)	25,981	(44,100)	(198,251)	(448,936)	(288,313)
Net loss attributable to noncontrolling interest in subsidiary	(297)	(2,950)	(6,514)	(21,315)	(1,158)
Net income (loss) attributable to First Banks, Inc.	$26,278	(41,150)	(191,737)	(427,621)	(287,155)

Dividends Declared and Undeclared:
Preferred stock	$18,886	17,908	16,980	16,536	786
Common stock	—	—	—	—	—
Ratio of total dividends declared to net income (loss)	71.87%	(43.52)%	(8.86)%	(3.87)%	(0.27)%

Earnings (Loss) Per Share and Other Share Data:
Basic and diluted earnings (loss) per common share from continuing operations	$395.64	(2,369.48)	(9,114.61)	(16,262.70)	(9,145.45)
Basic and diluted (loss) earnings per common share from discontinued operations	(233.42)	(272.98)	150.54	(2,648.40)	(3,024.01)
Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661	23,661

Balance Sheet Data:
Investment securities	$2,675,280	2,470,704	1,483,659	530,879	564,416
Loans, net of net deferred loan fees	2,930,747	3,284,279	4,492,284	6,608,293	8,592,975
Assets of discontinued operations	6,706	6,913	43,532	518,056	—
Total assets	6,509,126	6,608,913	7,378,128	10,581,996	10,783,154
Total deposits	5,492,847	5,623,055	6,458,415	7,063,973	8,741,520
Other borrowings	26,025	51,170	31,761	767,494	575,133
Subordinated debentures	354,133	354,057	353,981	353,905	353,828
Liabilities of discontinued operations	155,711	174,737	94,184	1,730,264	—
Total stockholders’ equity	299,959	263,671	307,295	522,380	996,355

Earnings Ratios:
Return on average assets	0.40%	(0.59)%	(2.20)%	(4.04)%	(2.66)%
Return on average stockholders’ equity	9.22	(13.71)	(42.36)	(51.82)	(32.78)
Net interest margin (2)	2.81	2.89	2.97	3.18	3.96
Noninterest expense to average assets	3.12	3.29	3.43	3.31	2.34
Tangible noninterest expense to average assets (3)	3.12	3.25	3.39	2.56	2.29
Efficiency ratio (4)	86.02	91.75	94.82	98.28	59.84
Tangible efficiency ratio (4)	86.02	90.54	93.78	76.03	58.49

Asset Quality Ratios:
Allowance for loan losses to loans	3.13%	4.19%	4.48%	4.03%	2.56%
Nonaccrual loans to loans	3.75	6.71	8.88	10.46	4.86
Allowance for loan losses to nonaccrual loans	83.37	62.52	50.40	38.55	52.71
Nonperforming assets to loans, other real estate and repossessed assets (5)	6.68	10.26	11.65	12.15	5.87
Net loan charge-offs to average loans	1.56	3.47	5.06	4.62	3.84

Selected Financial Data (continued):

	As of or For the Year Ended December 31, (1)
	2012	2011	2010	2009	2008
	(dollars expressed in thousands, except share and per share data)
First Banks, Inc. Capital Ratios: (6)
Average stockholders’ equity to average assets	4.33%	4.29%	5.20%	7.79%	8.11%
Total risk-based capital ratio	2.57	1.88	6.29	9.78	12.11
Tier 1 risk-based capital ratio	1.28	0.94	3.15	4.89	8.87
Leverage ratio	0.73	0.56	1.99	3.52	8.04
First Bank Capital Ratios:
Total risk-based capital ratio	17.18%	14.98%	12.95%	10.39%	11.01%
Tier 1 risk-based capital ratio	15.92	13.70	11.66	9.11	9.75
Leverage ratio	9.13	8.19	7.40	6.56	8.85

(1)	The selected data is presented on a continuing basis.

(2)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

(3)	Tangible noninterest expense to average assets is the ratio of noninterest expense (excluding goodwill impairment and amortization of intangible assets) to average assets.

(4)
Efficiency ratio is noninterest expense to the sum of net interest income and noninterest income. Tangible efficiency ratio is the ratio of noninterest expense (excluding goodwill impairment and amortization of intangible assets) to the sum of net interest income and noninterest income.

(5)	Nonperforming assets consist of nonaccrual loans, other real estate and repossessed assets.

(6)	The capital ratios at December 31, 2012 and 2011 reflect the implementation of new Federal Reserve rules that became effective on March 31, 2011.

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
We recorded net income, including discontinued operations, of $26.3 million for the year ended December 31, 2012, compared to net losses of $41.2 million and $191.7 million for the years ended December 31, 2011 and 2010, respectively. Our results of operations reflect the following:

•
Net interest income of $172.5 million for the year ended December 31, 2012, compared to $188.8 million in 2011 and $236.4 million in 2010, which contributed to a decline in our net interest margin to 2.81% for the year ended December 31, 2012, compared to 2.89% in 2011 and 2.97% in 2010;

•	A provision for loan losses of $2.0 million for the year ended December 31, 2012, compared to $69.0 million in 2011 and $214.0 million in 2010;

•	Noninterest income of $66.2 million for the year ended December 31, 2012, compared to $62.2 million in 2011 and $78.5 million in 2010;

•	Noninterest expense of $205.3 million for the year ended December 31, 2012, compared to $230.2 million in 2011 and $298.6 million in 2010;

•	A benefit for income taxes of $139,000 for the year ended December 31, 2012, compared to a benefit for income taxes of $10.7 million in 2011 and a provision for income taxes of $4.1 million in 2010;

•
A net loss from discontinued operations, net of tax, of $5.5 million for the year ended December 31, 2012, compared to a net loss from discontinued operations, net of tax, of $6.5 million in 2011 and net income from discontinued operations, net of tax, of $3.6 million in 2010; and

•	A net loss attributable to noncontrolling interest in subsidiary of $297,000 for the year ended December 31, 2012, compared to net losses of $3.0 million in 2011 and $6.5 million in 2010.
Net Interest Income and Average Balance Sheets
The primary source of our income is net interest income. Net interest income is the difference between the interest earned on our interest-earning assets, such as loans and investment securities, and the interest paid on our interest-bearing liabilities, such as deposits and borrowings. The following table sets forth, on a tax-equivalent basis, certain information on a continuing basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012			2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars expressed in thousands)
ASSETS
Interest-earning assets:
Loans: (1) (2) (3)
Taxable	$3,076,523	143,658	4.67%	$3,807,427	184,477	4.85%	$5,513,929	281,327	5.10%
Tax-exempt (4)	2,821	165	5.85	4,024	178	4.42	6,846	503	7.35
Investment securities:
Taxable	2,708,865	56,547	2.09	2,043,048	45,172	2.21	990,479	24,612	2.48
Tax-exempt (4)	9,805	442	4.51	12,143	740	6.09	13,604	915	6.73
FRB and FHLB stock	26,603	1,146	4.31	27,648	1,416	5.12	49,718	2,063	4.15
Short-term investments	325,341	820	0.25	652,195	1,634	0.25	1,403,474	3,544	0.25
Total interest-earning assets	6,149,958	202,778	3.30	6,546,485	233,617	3.57	7,978,050	312,964	3.92
Nonearning assets	429,907			424,082			448,542
Assets of discontinued operations	6,892			21,885			277,132
Total assets	$6,586,757			$6,992,452			$8,703,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$937,971	569	0.06%	$938,758	1,023	0.11%	$901,685	1,409	0.16%
Savings and money market	1,931,146	3,535	0.18	2,054,452	8,577	0.42	2,083,099	13,959	0.67
Time deposits of $100 or more	507,867	4,153	0.82	648,258	8,068	1.24	859,015	15,257	1.78
Other time deposits	904,971	7,002	0.77	1,117,908	13,233	1.18	1,369,827	24,539	1.79
Total interest-bearing deposits	4,281,955	15,259	0.36	4,759,376	30,901	0.65	5,213,626	55,164	1.06
Other borrowings	33,007	(18)	(0.05)	46,991	15	0.03	514,655	7,844	1.52
Subordinated debentures	354,096	14,847	4.19	354,019	13,623	3.85	353,943	13,012	3.68
Total interest-bearing liabilities	4,669,058	30,088	0.64	5,160,386	44,539	0.86	6,082,224	76,020	1.25
Noninterest-bearing liabilities:
Demand deposits	1,305,282			1,166,128			1,148,102
Other liabilities	161,214			129,787			108,761
Liabilities of discontinued operations	166,076			236,017			912,012
Total liabilities	6,301,630			6,692,318			8,251,099
Stockholders’ equity	285,127			300,134			452,625
Total liabilities and stockholders’ equity	$6,586,757			$6,992,452			$8,703,724
Net interest income		172,690			189,078			236,944
Interest rate spread			2.66			2.71			2.67
Net interest margin (5)			2.81%			2.89%			2.97%

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)	Interest income on loans includes the effects of interest rate swap agreements.

(4)
Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were $213,000, $321,000 and $496,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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
Comparison of 2012 and 2011. Net interest income, expressed on a tax-equivalent basis, decreased $16.4 million to $172.7 million for the year ended December 31, 2012, compared to $189.1 million in 2011. Our net interest margin decreased to 2.81% for the year ended December 31, 2012, from 2.89% in 2011.
We attribute the decrease in our net interest margin and net interest income to a lower average balance of interest-earning assets in addition to a significant change in the mix of our interest-earning assets, which has shifted from loans to investment securities, partially offset by a decrease in interest-bearing liabilities and a decrease in deposit and other borrowing costs. The average yield earned on our interest-earning assets decreased 27 basis points to 3.30% for the year ended December 31, 2012, compared to 3.57% in 2011, while the average rate paid on our interest-bearing liabilities decreased 22 basis points to 0.64% for the year ended December 31, 2012, compared to 0.86% in 2011. Average interest-earning assets decreased $396.5 million to $6.15 billion for the year ended December 31, 2012, compared to $6.55 billion in 2011. Average interest-bearing liabilities decreased $491.3 million to $4.67 billion for the year ended December 31, 2012, compared to $5.16 billion in 2011.
Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased $40.8 million for the year ended December 31, 2012, as compared to 2011. Average loans decreased $732.1 million to $3.08 billion for the year ended December 31, 2012, from $3.81 billion in 2011. The decrease in average loans primarily reflects a substantial level of loan payoffs and principal payments, reduced loan demand within our markets, loan charge-offs, transfers of loans to other real estate and repossessed assets, and the exit of certain of our problem credit relationships, including the sale of certain special mention, potential problem and nonaccrual loans during the fourth quarter of 2012. The yield on our loan portfolio decreased 17 basis points to 4.67% for the year ended December 31, 2012, compared to 4.84% in 2011. The yield on our loan portfolio continues to be adversely impacted by the historically low prime and LIBOR interest rates, as a significant portion of our loan portfolio is priced to these indices. Furthermore, the yield on our loan portfolio continues to be adversely impacted by the higher levels of average nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses.” Our nonaccrual loans decreased our average yield on loans by approximately 23 and 47 basis points in 2012 and 2011, respectively. We continue to focus on loan growth initiatives to offset the impact of the decrease in nonaccrual loans, problem loans and other loan relationships in future periods.
Interest income on our investment securities, expressed on a tax-equivalent basis, increased $11.1 million for the year ended December 31, 2012, as compared to 2011. Average investment securities increased $663.5 million for the year ended December 31, 2012, as compared to 2011. The increase in average investment securities reflects the continued utilization of a portion of our cash and short-term investments to fund gradual and planned increases in our investment securities portfolio in an effort maximize our net interest income and net interest margin while maintaining appropriate liquidity levels and diversification within our investment securities portfolio. The yield earned on our investment securities portfolio decreased 13 basis points to 2.10% for the year ended December 31, 2012, compared to 2.23% in 2011, reflecting significant purchases of investment securities at lower market rates.
Interest income on our short-term investments decreased $814,000 for the year ended December 31, 2012, as compared to 2011. Average short-term investments decreased $326.9 million for the year ended December 31, 2012, as compared to 2011. The yield on our short-term investments was 0.25% for the years ended December 31, 2012 and 2011, reflecting the investment of the majority of funds in our short-term investments in our correspondent bank account with the FRB, which currently earns 0.25%. The decrease in our average short-term investments reflects the utilization of such funds, coupled with funds available from the decline in our loan portfolio, to fund increases in our investment securities portfolio and decreases in our average total deposits. Since 2009, we have built a significant amount of available balance sheet liquidity in anticipation of the expected completion of certain transactions associated with our Capital Plan, as further discussed under “—Liquidity Management” and in Note 2 to our consolidated financial statements. The high level of short-term investments, while necessary to complete certain transactions associated with our Capital Plan and to maintain significant balance sheet liquidity in light of uncertain economic conditions during these periods, has negatively impacted our net interest margin and will negatively impact our net interest margin in future periods until we have the opportunity to further reduce our short-term investments through deployment of such funds into other higher-yielding assets.
Interest expense on our interest-bearing deposits decreased $15.6 million for the year ended December 31, 2012, as compared to 2011. Average total deposits decreased $338.3 million to $5.59 billion for the year ended December 31, 2012, from $5.93 billion in 2011. Average interest-bearing deposits decreased $477.4 million for the year ended December 31, 2012, as compared to 2011. The decrease in average interest-bearing deposits primarily reflects anticipated reductions of higher rate certificates of deposit and promotional money market deposits, partially offset by organic growth through deposit development programs, including marketing campaigns and enhanced product and service offerings. The mix in our deposit portfolio volumes for 2012, as compared to 2011, primarily reflects a shift from time deposits, savings and money market deposits, and interest-bearing demand deposits to noninterest-bearing demand deposits. Decreases in our average time deposits, savings and money market deposits, and interest-bearing deposits of $353.3 million, $123.3 million and $787,000, respectively, for 2012 as compared to 2011, were partially offset by an increase in average noninterest-bearing demand deposits of $139.2 million. The aggregate weighted average rate paid on our interest-bearing deposit portfolio decreased 29 basis points to 0.36% for the year ended December 31, 2012, as compared to 0.65% in 2011, reflecting the re-pricing of certificate of deposit accounts to current market interest rates upon maturity and our efforts to reduce deposit costs across our deposit portfolio, in particular promotional money market deposits. The weighted average rate paid on our time deposit portfolio declined to 0.79% in 2012 from 1.21% in 2011; the weighted average rate paid on our savings and money market deposit portfolio declined to 0.18% in 2012 from 0.42% in 2011; and the weighted average rate paid on our interest-bearing demand deposits declined to 0.06% in 2012 from 0.11% in 2011. Assuming that the prevailing interest rate environment remains relatively stable, we anticipate continued reductions in our deposit costs into 2013.
Interest expense on our junior subordinated debentures increased $1.2 million for the year ended December 31, 2012, as compared to 2011. Average junior subordinated debentures were $354.1 million and $354.0 million for the years ended December 31, 2012 and 2011, respectively. The aggregate weighted average rate paid on our junior subordinated debentures increased to 4.19% for the year ended December 31, 2012, compared to 3.85% in 2011. The aggregate weighted average rates paid and the resulting level of interest expense reflect the LIBOR rates and the impact to the related spreads to LIBOR during the periods, as approximately 79.4% of our junior subordinated debentures are variable rate. The aggregate weighted average rates also reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures of $2.0 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively, as further discussed in Note 12 to our consolidated financial statements. The additional interest expense accrued on the regularly scheduled deferred interest payments increased the weighted average rate paid on our junior subordinated debentures by approximately 58 and 36 basis points in 2012 and 2011, respectively.
Comparison of 2011 and 2010. Net interest income, expressed on a tax-equivalent basis, decreased $47.9 million to $189.1 million for the year ended December 31, 2011, compared to $236.9 million in 2010. Our net interest margin decreased to 2.89% for the year ended December 31, 2011, from 2.97% in 2010.
We attribute the decrease in our net interest margin and net interest income to a lower average balance of interest-earning assets in addition to a significant change in the mix of our interest-earning assets from loans to investment securities, partially offset by a decrease in interest-bearing liabilities and a decrease in the cost of our interest-bearing liabilities. The average yield earned on our interest-earning assets decreased 35 basis points to 3.57% for the year ended December 31, 2011, compared to 3.92% in 2010, while the average rate paid on our interest-bearing liabilities decreased 39 basis points to 0.86% for the year ended December 31, 2011, compared to 1.25% in 2010. Average interest-earning assets decreased $1.43 billion to $6.55 billion for the year ended December 31, 2011, compared to $7.98 billion in 2010. Average interest-bearing liabilities decreased $921.8 million to $5.16 billion for the year ended December 31, 2011, compared to $6.08 billion in 2010.
Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased $97.2 million for the year ended December 31, 2011, as compared to 2010. Average loans decreased $1.71 billion to $3.81 billion for the year ended December 31, 2011, from $5.52 billion in 2010. The decrease in average loans primarily reflects a substantial level of loan payoffs and principal payments, a decline in loan production and reduced loan demand within our markets, loan charge-offs, transfers of loans to other real estate and repossessed assets and the exit of certain of our problem credit relationships. The yield on our loan portfolio decreased 26 basis points to 4.84% for the year ended December 31, 2011, compared to 5.10% in 2010. The yield on our loan portfolio continues to be adversely impacted by the historically low prime and LIBOR interest rates, as a significant portion of our loan portfolio is priced to these indices. Furthermore, the yield on our loan portfolio continues to be adversely impacted by the higher levels of average nonaccrual loans. Our nonaccrual loans decreased our average yield on loans by approximately 47 and 64 basis points in 2011 and 2010, respectively. An interest adjustment of $1.8 million associated with the amortization of the remaining loan premium related to prior bank acquisitions decreased our average yield on loans by five basis points during 2011. This adjustment was necessitated by an acceleration of loan payoffs within these acquired portfolios. Interest income on our loan portfolio was positively impacted by income associated with our interest rate swap agreements of $5.7 million in 2010. This income ceased during the third quarter of 2010 with the expiration of the amortization period of the unrealized pre-tax gain associated with the termination of our interest rate swap agreements designated as cash flow hedges, as further discussed under “—Interest Rate Risk Management” and in Note 8 to our consolidated financial statements.
Interest income on our investment securities, expressed on a tax-equivalent basis, increased $20.4 million for the year ended December 31, 2011, as compared to 2010. Average investment securities increased $1.05 billion for the year ended December 31, 2011, as compared to 2010. The increase in average investment securities reflects the continued utilization of a portion of our cash and short-term investments to fund gradual and planned increases in our investment securities portfolio in an effort maximize our net interest income and net interest margin while maintaining appropriate liquidity levels and appropriate diversification within our investment securities portfolio. The yield earned on our investment securities portfolio decreased 31 basis points to 2.23% for the year ended December 31, 2011, compared to 2.54% in 2010, reflecting significant purchases of investment securities at lower market rates.
Dividends on our FRB and FHLB stock decreased $647,000 for the year ended December 31, 2011, as compared to 2010. Average FRB and FHLB stock decreased $22.1 million for the year ended December 31, 2011, as compared to 2010. The decrease in average FRB and FHLB stock reflects the net redemption of FRB and FHLB stock during 2010 and 2011 associated with the reduction in our total assets, in addition to the redemption of FHLB stock during 2010 associated with the prepayment of $600.0 million of FHLB advances during 2010. The yield earned on our FRB and FHLB stock was 5.12% for the year ended December 31, 2011, compared to 4.15% in 2010.
Interest income on our short-term investments decreased $1.9 million for the year ended December 31, 2011, as compared to 2010. Average short-term investments decreased $751.3 million for the year ended December 31, 2011, as compared to 2010. The yield on our short-term investments was 0.25% for the years ended December 31, 2011 and 2010, reflecting the investment of the majority of funds in our short-term investments in our correspondent bank account with the FRB, which earned 0.25%. The decrease in our average short-term investments reflects the utilization of such funds, coupled with funds available from the decline in our loan portfolio, to fund increases in our investment securities portfolio, divestitures associated with our Capital Plan, and decreases in our average total deposits. We built a significant amount of available balance sheet liquidity throughout 2009, 2010 and 2011 in anticipation of the expected completion of certain transactions associated with our Capital Plan.
Interest expense on our interest-bearing deposits decreased $24.3 million for the year ended December 31, 2011, as compared to 2010. Average total deposits decreased $436.2 million to $5.93 billion for the year ended December 31, 2011, from $6.36 billion in 2010. Average interest-bearing deposits decreased $454.3 million for the year ended December 31, 2011, as compared to 2010. The decrease in average interest-bearing deposits primarily reflects anticipated reductions of higher rate certificates of deposit and promotional money market deposits, partially offset by organic growth through deposit development programs, including marketing campaigns and enhanced product and service offerings. The mix in our deposit portfolio volumes during 2011 primarily reflects a shift from time deposits and savings and money market deposits to interest-bearing and noninterest-bearing demand deposits. Decreases in our average time deposits and savings and money market deposits of $462.7 million and $28.6 million, respectively, for 2011 as compared to 2010, were partially offset by increases in average interest-bearing demand deposits and noninterest-bearing demand deposits of $37.1 million and $18.0 million, respectively. The aggregate weighted average rate paid on our interest-bearing deposit portfolio decreased 41 basis points to 0.65% for the year ended December 31, 2011, compared to 1.06% in 2010, reflecting the re-pricing of certificate of deposit accounts to current market interest rates upon maturity and our efforts to reduce deposit costs across our deposit portfolio, in particular promotional money market deposits. The weighted average rate paid on our time deposit portfolio declined to 1.21% in 2011 from 1.79% in 2010; the weighted average rate paid on our savings and money market deposit portfolio declined to 0.42% in 2011 from 0.67% in 2010; and the weighted average rate paid on our interest-bearing demand deposits declined to 0.11% in 2011 from 0.16% in 2010.
Interest expense on our other borrowings decreased $7.8 million for the year ended December 31, 2011, as compared to 2010. Average other borrowings decreased $467.7 million for the year ended December 31, 2011, as compared to 2010. Average other borrowings for the year ended December 31, 2011 were comprised solely of daily repurchase agreements utilized by our commercial deposit customers as an alternative deposit product in connection with cash management activities. The decrease in average other borrowings for 2011, as compared to 2010, primarily reflects the prepayment of $600.0 million of our outstanding FHLB advances and the early termination of our $120.0 million term repurchase agreement in 2010. The aggregate weighted average rate paid on our other borrowings decreased to 0.03% for the year ended December 31, 2011, compared to 1.52% in 2010, reflecting the repayment of our higher cost secured borrowings during 2010. See further discussion regarding activity in other borrowings under “—Liquidity Management.”
Interest expense on our junior subordinated debentures increased $611,000 for the year ended December 31, 2011, as compared to 2010. Average junior subordinated debentures were $354.0 million and $353.9 million for the years ended December 31, 2011 and 2010, respectively. The aggregate weighted average rate paid on our junior subordinated debentures increased to 3.85% for the year ended December 31, 2011, compared to 3.68% in 2010. The aggregate weighted average rates paid and the resulting level of interest expense reflect the LIBOR rates and the impact to the related spreads to LIBOR during the periods, as approximately 79.4% of our junior subordinated debentures are variable rate. The aggregate weighted average rates paid also reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures of $1.3 million and $581,000 for the years ended December 31, 2011 and 2010, respectively . The additional interest expense accrued on the regularly scheduled deferred interest payments increased the weighted average rate paid on our junior subordinated debentures by approximately 36 and 16 basis points in 2011 and 2010, respectively.
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

	Increase (Decrease) Attributable to Change in:
	2012 Compared to 2011			2011 Compared to 2010
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(dollars expressed in thousands)
Interest earned on:
Loans: (1) (2) (3)
Taxable	$(34,206)	(6,613)	(40,819)	(83,608)	(13,242)	(96,850)
Tax-exempt (4)	(62)	49	(13)	(165)	(160)	(325)
Investment securities:
Taxable	13,953	(2,578)	11,375	23,501	(2,941)	20,560
Tax-exempt (4)	(127)	(171)	(298)	(93)	(82)	(175)
FRB and FHLB stock	(52)	(218)	(270)	(1,056)	409	(647)
Short-term investments	(814)	—	(814)	(1,910)	—	(1,910)
Total interest income	(21,308)	(9,531)	(30,839)	(63,331)	(16,016)	(79,347)
Interest paid on:
Interest-bearing demand deposits	(1)	(453)	(454)	60	(446)	(386)
Savings and money market deposits	(479)	(4,563)	(5,042)	(191)	(5,191)	(5,382)
Time deposits	(3,710)	(6,436)	(10,146)	(7,222)	(11,273)	(18,495)
Other borrowings	(3)	(30)	(33)	(3,766)	(4,063)	(7,829)
Subordinated debentures	3	1,221	1,224	3	608	611
Total interest expense	(4,190)	(10,261)	(14,451)	(11,116)	(20,365)	(31,481)
Net interest income	$(17,118)	730	(16,388)	(52,215)	4,349	(47,866)

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)	Interest income on loans includes the effects of interest rate swap agreements.

(4)	Information is presented on a tax-equivalent basis assuming a tax rate rate of 35%.
Net interest income, expressed on a tax-equivalent basis, decreased $16.4 million for year ended December 31, 2012, as compared to 2011, and reflects a decrease due to volume of $17.1 million, partially offset by an increase due to rate of $730,000. Net interest income, expressed on a tax-equivalent basis, decreased $47.9 million for year ended December 31, 2011, as compared to 2010, and reflects a decrease due to volume of $52.2 million, partially offset by an increase due to rate of $4.3 million. The decrease in net interest income, expressed on a tax-equivalent basis, due to volume for 2012 as compared to 2011, and for 2011 as compared to 2010, was primarily driven by a decrease in the volume of loans, partially offset by an increase in the volume of investment securities and a decrease in the volume of interest-bearing deposits. We have been utilizing cash proceeds resulting from loan payoffs to fund gradual and planned increases in our investment securities portfolio in an effort to maximize our net interest income and net interest margin while maintaining appropriate liquidity levels and diversification within our investment securities portfolio and closely monitoring key risk metrics within the investment securities portfolio. Because loans generally have a higher yield than investment securities, the change in our interest-earning asset mix has had a negative impact on our net interest income. The increase in net interest income due to rate was primarily driven by a decline in the cost of our interest-bearing deposits, partially offset by a decrease in our loan and investment securities yields, reflective of overall market conditions and competition during these periods.
Provision for Loan Losses
Comparison of 2012 and 2011. We recorded a provision for loan losses of $2.0 million for the year ended December 31, 2012, compared to $69.0 million in 2011. The decrease in the provision for loan losses for the year ended December 31, 2012, as compared to 2011, was primarily driven by the decrease in our overall level of nonaccrual loans and potential problem loans, a decrease in net loan charge-offs and less severe asset migration to classified asset categories during 2012 than the migration levels experienced during 2011, as further discussed under “—Loans and Allowance for Loan Losses.”
Our nonaccrual loans were $109.9 million at December 31, 2012, compared to $220.3 million at December 31, 2011. The decrease in the overall level of nonaccrual loans during 2012 was primarily driven by resolution of certain nonaccrual loans, including the sale of certain nonaccrual loans, gross loan charge-offs, and transfers to other real estate and repossessed assets exceeding net additions to nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses,” and reflects our continued progress with respect to the implementation of our Asset Quality Improvement Plan initiatives, designed to reduce the overall balance of nonaccrual and other potential problem loans and assets.
Our net loan charge-offs decreased to $48.1 million for the year ended December 31, 2012, compared to $132.3 million in 2011. Our net loan charge-offs were 1.56% of average loans in 2012, compared to 3.47% of average loans in 2011. Loan charge-offs were $78.1 million for 2011, compared to $154.6 million in 2011, and loan recoveries were $30.0 million for 2012, compared to $22.3 million in 2011.
Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”
Comparison of 2011 and 2010. We recorded a provision for loan losses of $69.0 million for the year ended December 31, 2011, compared to $214.0 million in 2010. The decrease in the provision for loan losses for the year ended December 31, 2011, as compared to 2010, was primarily driven by the decrease in our overall level of nonaccrual loans and potential problem loans, a decrease in net loan charge-offs and less severe asset migration to classified asset categories during 2011 than the migration levels experienced during 2010.
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
Noninterest Income
Comparison of 2012 and 2011. Noninterest income increased $4.0 million to $66.2 million for the year ended December 31, 2012, from $62.2 million in 2011. The increase in our noninterest income was primarily attributable to increased gains on loans sold and held for sale, reduced declines in the fair value of servicing rights and increased other income, partially offset by lower service charges on deposit accounts and customer service fees, decreased net gains on investment securities and lower loan servicing fees. The following table summarizes noninterest income for the years ended December 31, 2012 and 2011:

	December 31,		Increase (Decrease)
	2012	2011	Amount	%
	(dollars expressed in thousands)
Noninterest income:
Service charges on deposit accounts and customer service fees	$36,197	39,101	(2,904)	(7.4)%
Gain on loans sold and held for sale	12,931	5,176	7,755	149.8
Net gain on investment securities	1,306	5,335	(4,029)	(75.5)
Decrease in fair value of servicing rights	(5,475)	(7,652)	2,177	28.5
Loan servicing fees	7,403	8,271	(868)	(10.5)
Other	13,844	11,963	1,881	15.7
Total noninterest income	$66,206	62,194	4,012	6.5
Service charges on deposit accounts and customer service fees decreased $2.9 million for the year ended December 31, 2012, as compared to 2011, primarily reflecting reduced non-sufficient funds and returned check fee income on retail and commercial accounts coupled with changes in our deposit mix and certain product modifications designed to enhance overall product offerings to our customer base during these periods.
Gains on loans sold and held for sale increased $7.8 million for the year ended December 31, 2012, as compared to 2011. The increase was primarily attributable to an increase in the volume of mortgage loans originated for sale in the secondary market during 2012 associated with an increase in refinancing volume in our mortgage banking division in addition to higher margins on the loans originated for sale in the secondary market. The gain on the sale of mortgage loans was $12.9 million and $5.2 million for the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, we originated residential mortgage loans totaling $470.1 million and $294.0 million, respectively, and sold residential mortgage loans totaling $435.3 million and $298.5 million, respectively. Gains on loans sold and held for sale for 2011 also include a loss on the sale of SBA loans of $100,000.
Net gains on investment securities decreased $4.0 million for the year ended December 31, 2012, as compared to 2011. Proceeds from sales of available-for-sale investment securities were $315.2 million for the year ended December 31, 2012, as compared to $283.7 million for 2011. The net gains on investment securities reflect sales of certain investment securities during the respective periods to partially fund specific loan purchase transactions and/or reposition the investment securities portfolio based on our ongoing evaluation of liquidity requirements and overall market and economic conditions.
Net losses associated with changes in the fair value of mortgage and SBA servicing rights decreased $2.2 million for the year ended December 31, 2012, as compared to 2011. The changes in the fair value of mortgage and SBA servicing rights during the periods reflect changes in mortgage interest rates and the related changes in estimated prepayment speeds, as well as changes in cash flow assumptions underlying SBA loans serviced for others.
Loan servicing fees decreased $868,000 for the year ended December 31, 2012, as compared to 2011. Loan servicing fees are primarily comprised of fee income generated from the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans originated to small business concerns, in addition to unused commitment fees received from lending customers. The level of such fees is primarily impacted by the balance of loans serviced and interest shortfall on serviced residential mortgage loans. Interest shortfall represents the difference between the interest collected from a loan servicing customer upon prepayment of the loan and the full month of interest that is required to be remitted to the security owner. The level of fees was also impacted by a decrease in loan servicing fees associated with declining volumes of SBA loans serviced for others and unused commitment fees associated with declining loan and unused commitment amounts.
Other income increased $1.9 million for the year ended December 31, 2012, as compared to 2011. The increase in other income primarily reflects the following:

•	Net gains on sales of other real estate and repossessed assets of $2.6 million during 2012, as compared to net losses on sales of other real estate and repossessed assets of $1.3 million in 2011; and

•	The receipt of a litigation settlement of $561,000 in the first quarter of 2012; partially offset by

•	A loss on the sale of certain bank-owned properties of $1.1 million during 2012;

•	Income recognized on Community Reinvestment Act, or CRA, investments of $721,000 during 2012, as compared to $1.1 million in 2011; and

•	The recovery of $1.8 million received during 2011 from a suspected fraud loss recognized in 2010.
Comparison of 2011 and 2010. Noninterest income decreased $16.3 million, to $62.2 million for the year ended December 31, 2011, from $78.5 million in 2010. The decrease in our noninterest income was primarily attributable to lower service charges on deposit accounts and customer service fees, reduced gains on loans sold and held for sale, reduced gains on investment securities, a higher decline in the fair value of servicing rights, lower loan servicing fees and decreased other income, partially offset by a reduction in net losses on derivative financial instruments (included in other income). The following table summarizes noninterest income for the years ended December 31, 2011 and 2010:

	December 31,		Increase (Decrease)
	2011	2010	Amount	%
	(dollars expressed in thousands)
Noninterest income:
Service charges on deposit accounts and customer service fees	$39,101	42,370	(3,269)	(7.7)%
Gain on loans sold and held for sale	5,176	9,516	(4,340)	(45.6)
Net gain on investment securities	5,335	8,315	(2,980)	(35.8)
Decrease in fair value of servicing rights	(7,652)	(5,558)	(2,094)	(37.7)
Loan servicing fees	8,271	8,783	(512)	(5.8)
Other	11,963	15,066	(3,103)	(20.6)
Total noninterest income	$62,194	78,492	(16,298)	(20.8)
Service charges on deposit accounts and customer service fees decreased $3.3 million for the year ended December 31, 2011, as compared to 2010, primarily reflecting reduced non-sufficient funds and returned check fee income on retail and commercial accounts coupled with changes in our deposit mix and certain product modifications designed to enhance overall product offerings to our customer base during these periods.
Gains on loans sold and held for sale decreased $4.3 million for the year ended December 31, 2011, as compared to 2010. The decrease was primarily attributable to a decrease in the volume of mortgage loans originated for sale in the secondary market during 2011 associated with the decline in refinancing volume in our mortgage banking division in addition to lower margins on the loans originated for sale in the secondary market. For the years ended December 31, 2011 and 2010, we originated residential mortgage loans totaling $294.0 million and $398.9 million, respectively, and sold residential mortgage loans totaling $298.5 million and $376.2 million, respectively.
Net gains on investment securities decreased $3.0 million for the year ended December 31, 2011, as compared to 2010. During the first quarter of 2011, we reduced our overall number of smaller investment securities holdings, many of which were acquired in previous acquisitions, in an effort to reduce the operational requirements and overall costs associated with maintaining these securities. During the second quarter of 2011, we sold $100.0 million of U.S. Treasury securities at a gain of $592,000. During the third quarter of 2011, we sold $148.5 million of mortgage-backed securities at a gain of $4.1 million. During 2010, we sold investment securities primarily to provide funding to pay off our remaining term secured borrowings, including our FHLB advances and our $120.0 million term repurchase agreement. These investment securities were sold at net gains. Proceeds from sales of available-for-sale investment securities were $283.7 million for the year ended December 31, 2011, as compared to $249.2 million in 2010.
Net losses associated with changes in the fair value of mortgage and SBA servicing rights increased $2.1 million for the year ended December 31, 2011, as compared to 2010. The changes in the fair value of mortgage and SBA servicing rights during the periods reflect changes in mortgage interest rates and the related changes in estimated prepayment speeds, as well as changes in cash flow assumptions underlying SBA loans serviced for others. The higher decline in the fair value of servicing rights during 2011 was primarily attributable to the substantial decrease in mortgage interest rates during 2011 and related increase in loan prepayment speeds resulting from historically low mortgage interest rates.
Loan servicing fees decreased $512,000 for the year ended December 31, 2011, as compared to 2010, and are primarily comprised of fee income generated from the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans originated to small business concerns, in addition to unused commitment fees received from lending customers. The level of such fees is primarily impacted by the balance of loans serviced and interest shortfall on serviced residential mortgage loans. The decrease in loan servicing fees during 2011 was primarily attributable to a decrease in unused commitment fees of $533,000 for the year ended December 31, 2011, as compared to 2010, driven by the decrease in our loan portfolio and related unused commitments.
Other income decreased $3.1 million for the year ended December 31, 2011, as compared to 2010. The decrease in other income primarily reflects the following:

•
Net losses on sales of other real estate and repossessed assets of $1.3 million for the year ended December 31, 2011, compared to net gains on sales of other real estate and repossessed assets of $3.5 million in 2010;

•
A loss of $334,000 recognized in the first quarter of 2011 on the sale of our San Jose Branch and a gain of $263,000 recognized in the second quarter of 2011 on the sale of our Edwardsville Branch, compared to a gain of $168,000 recognized in the first quarter of 2010 on the sale of our Lawrenceville, Illinois branch, as further described in Note 2 to our consolidated financial statements; and

•	The receipt of a litigation settlement of $2.6 million recognized in the second quarter of 2010; partially offset by

•	The recovery of $1.8 million received during 2011 from a suspected fraud loss recognized in 2010;

•	Income recognized on CRA investments of $1.1 million during 2011, as compared to $35,000 in 2010; and

•
A decrease in net losses on derivative instruments to $193,000 for the year ended December 31, 2011, from $2.9 million in 2010, primarily attributable to changes in fair value and the net interest differential on our interest rate swap agreements.

Noninterest Expense
Comparison of 2012 and 2011. Noninterest expense decreased $24.9 million to $205.3 million for the year ended December 31, 2012, from $230.2 million in 2011. The decrease in our noninterest expense during 2012, as compared to 2011, was primarily attributable to reductions in nearly all expense categories attributable to our profit improvement initiatives and the reduction in our overall asset levels. The following table summarizes noninterest expense for the years ended December 31, 2012 and 2011:

	December 31,		Increase (Decrease)
	2012	2011	Amount	%
	(dollars expressed in thousands)
Noninterest expense:
Salaries and employee benefits	$77,788	79,518	(1,730)	(2.2)%
Occupancy, net of rental income, and furniture and equipment	33,409	35,668	(2,259)	(6.3)
Postage, printing and supplies	2,721	2,777	(56)	(2.0)
Information technology fees	22,446	25,804	(3,358)	(13.0)
Legal, examination and professional fees	8,890	12,215	(3,325)	(27.2)
Amortization of intangible assets	—	3,024	(3,024)	(100.0)
Advertising and business development	2,125	1,868	257	13.8
FDIC insurance	12,436	16,103	(3,667)	(22.8)
Write-downs and expenses on other real estate and repossessed assets	18,672	22,983	(4,311)	(18.8)
Other	26,831	30,286	(3,455)	(11.4)
Total noninterest expense	$205,318	230,246	(24,928)	(10.8)
Salaries and employee benefits expense decreased $1.7 million for the year ended December 31, 2012, as compared to 2011. The overall decrease in salaries and employee benefits expense reflects lower salary expense associated with a decline in the overall level of our full-time equivalent employees, or FTEs, excluding discontinued operations, which decreased 2.9% to 1,177 at December 31, 2012 from 1,212 at December 31, 2011. The decrease in salary expense was partially offset by an increase in benefits expenses, including medical claims and prescription expenses, and expense associated with our nonqualified deferred compensation plan resulting from market value increases in the underlying employee investment accounts in this plan.
Occupancy, net of rental income, and furniture and equipment expense decreased $2.3 million for the year ended December 31, 2012, as compared to 2011. The decrease reflects reduced furniture, fixture and technology equipment expenditures associated with prior expansion and branch renovation activities and certain branch closures completed in conjunction with profit improvement initiatives. In addition, occupancy expense, net of rental income, includes a $787,000 decrease in rent expense during the first quarter of 2012 associated with the transfer of a lease obligation to an unaffiliated third party and the related reversal of the corresponding straight-line rent liability.
Information technology fees decreased $3.4 million for the year ended December 31, 2012, as compared to 2011. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and related fee reductions with First Services, L.P. As more fully described in Note 20 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending, trust and small business lending divisions as well as our payroll processing department.
Legal, examination and professional fees decreased $3.3 million for the year ended December 31, 2012, as compared to 2011. The decrease in legal, examination and professional fees reflects a decrease in legal expenses associated with loan collection activities, divestiture activities and litigation matters in comparison to the level of such expenses during 2011. We anticipate legal, examination and professional fees to remain at higher-than-historical levels during 2013, primarily as a result of elevated levels of legal and professional fees associated with ongoing collection efforts on commercial and consumer problem loans as well as ongoing matters associated with our Capital Plan, as further described under “Item 1 —Business – Recent Developments and Other Matters – Capital Plan.”
Amortization of intangible assets was $3.0 million for the year ended December 31, 2011, and reflects the amortization of core deposit intangibles associated with prior acquisitions. Our core deposit intangibles became fully amortized during 2011.
Advertising and business development expense increased $257,000 for the year ended December 31, 2012, as compared to 2011, reflecting increased advertising during 2012 as compared to 2011. We expect these expenses to increase over time as we further market our products and services throughout our geographic market areas.
FDIC insurance expense decreased $3.7 million for the year ended December 31, 2012, as compared to 2011. Prior to April 1, 2011, the FDIC’s assessment base for the calculation of insurance premium assessments was an institution’s average deposits. The Dodd-Frank Wall Street Reform and Consumer Protection Act required the FDIC to establish rules setting insurance premium assessments based on an institution’s average consolidated assets minus its average tangible equity instead of its deposits. The change in the assessment base had the impact of reducing the level of our FDIC insurance expense beginning with the second quarter of 2011. The decrease in FDIC insurance expense is also reflective of our reduced level of deposits and total assets during 2012 as compared to 2011 and a reduction in our assessment rate effective October 2, 2012.

Write-downs and expenses on other real estate and repossessed assets decreased $4.3 million for the year ended December 31, 2012, as compared to 2011. Write-downs related to the revaluation of certain other real estate properties and repossessed assets were $14.5 million in 2012, as compared to $16.9 million in 2011. Other real estate and repossessed asset expenses, exclusive of write-downs, such as taxes, insurance, and repairs and maintenance, were $4.2 million in 2012 as compared to $6.1 million in 2011, reflecting a decrease in the balance of other real estate and repossessed assets and the sale of certain properties that required higher operating expenditures. The balance of our other real estate and repossessed assets decreased to $92.0 million at December 31, 2012, from $129.9 million at December 31, 2011. The overall higher-than-historical level of expenses on other real estate and repossessed assets is associated with ongoing foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties, as well as other property preservation related expenses. We expect the level of write-downs and expenses on our other real estate and repossessed assets to continue to remain at elevated levels in the near term as a result of the high level of our other real estate and repossessed assets and the expected future transfer of certain of our nonaccrual loans into our other real estate portfolio.
Other expense decreased $3.5 million for the year ended December 31, 2012, as compared to 2011. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, loan expenses, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes, travel, meals and entertainment, overdraft losses and other nonrecurring expenses. The decrease in the overall level of other expense during 2012, as compared to 2011, is reflective of the following:

•	Amortization expense and losses associated with CRA investments of $1.2 million during 2012, as compared to $2.3 million in 2011;

•	Loan expenses related to collection matters of $3.6 million during 2012, as compared to $5.3 million in 2011;

•	A reduction in overdraft losses, net of recoveries, to $678,000 in 2012, as compared to $1.2 million in 2011;

•	Write-downs of bank-owned facilities to estimated fair value less costs to sell of $150,000 during 2012, as compared to $2.6 million in 2011, associated with space consolidation initiatives; and

•	Profit improvement initiatives and management’s efforts to reduce overall expense levels; partially offset by

•
An expense of $2.3 million associated with a fair value adjustment on bank-owned facilities of eight of our Florida branches previously reported as discontinued operations that were reclassified to continuing operations during the fourth quarter of 2012; and

•	Accruals and cash payments associated with repurchase losses in our Mortgage Division, resulting in expense of $2.3 million during 2012, as compared to $1.3 million in 2011.
Comparison of 2011 and 2010. Noninterest expense decreased $68.4 million to $230.2 million for the year ended December 31, 2011, from $298.6 million in 2010. The decrease in our noninterest expense during 2011, as compared to 2010, was primarily attributable to reductions in nearly all expense categories attributable to our profit improvement initiatives and the decrease in our total assets. The following table summarizes noninterest expense for the years ended December 31, 2011 and 2010:

	December 31,		Increase (Decrease)
	2011	2010	Amount	%
	(dollars expressed in thousands)
Noninterest expense:
Salaries and employee benefits	$79,518	84,101	(4,583)	(5.4)%
Occupancy, net of rental income, and furniture and equipment	35,668	40,477	(4,809)	(11.9)
Postage, printing and supplies	2,777	3,379	(602)	(17.8)
Information technology fees	25,804	27,745	(1,941)	(7.0)
Legal, examination and professional fees	12,215	13,818	(1,603)	(11.6)
Amortization of intangible assets	3,024	3,292	(268)	(8.1)
Advertising and business development	1,868	1,479	389	26.3
FDIC insurance	16,103	21,664	(5,561)	(25.7)
Write-downs and expenses on other real estate and repossessed assets	22,983	44,662	(21,679)	(48.5)
Other	30,286	58,022	(27,736)	(47.8)
Total noninterest expense	$230,246	298,639	(68,393)	(22.9)
Salaries and employee benefits expense decreased $4.6 million for the year ended December 31, 2011, as compared to 2010. The overall decrease in salaries and employee benefits expense is reflective of the completion of certain staff reductions in 2010 and 2011. Our total full-time equivalent employees or FTEs, excluding discontinued operations, decreased to 1,212 at December 31, 2011, from 1,347 at December 31, 2010, representing a decrease of 10.0%. The overall reduction in salaries and employee benefits expense was partially offset by an increase in our 401(k) matching contribution, resulting from the reinstatement of our 401(k) matching contribution in the first quarter of 2011 following the elimination of our matching contribution in April 2009.
Occupancy, net of rental income, and furniture and equipment expense decreased $4.8 million for the year ended December 31, 2011, as compared to 2010. The decrease reflects reduced furniture, fixture and technology equipment expenditures associated with prior expansion and branch renovation activities and certain branch closures completed in conjunction with profit improvement initiatives.
Postage, printing and supplies expense decreased $602,000 for the year ended December 31, 2011, as compared to 2010, primarily reflecting decreases in office supplies expenses as a result of profit improvement initiatives.
Information technology fees decreased $1.9 million for the year ended December 31, 2011, as compared to 2010. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and negotiated fee reductions with First Services, L.P, as previously discussed. Information technology fees also include fees paid to outside servicers associated with our mortgage lending, trust and small business lending divisions as well as our payroll processing department.
Legal, examination and professional fees decreased $1.6 million for the year ended December 31, 2011, as compared to 2010. The decrease in legal, examination and professional fees reflects a decrease in legal expenses associated with loan collection activities, divestiture activities and litigation matters in comparison to the level of such expenses during 2010.
Amortization of intangible assets decreased $268,000 for the year ended December 31, 2011, as compared to 2010, reflecting a decrease in the amortization of core deposit intangibles associated with prior acquisitions. Our core deposit intangibles became fully amortized during 2011.
Advertising and business development expense increased $389,000 for the year ended December 31, 2011, as compared to 2010, reflecting increased advertising during 2011 as compared to 2010.
FDIC insurance expense decreased $5.6 million for the year ended December 31, 2011, as compared to 2010. Prior to April 1, 2011, the FDIC’s assessment base for the calculation of insurance premium assessments was an institution’s average deposits. The Dodd-Frank Act required the FDIC to establish rules setting insurance premium assessments based on an institution’s average consolidated assets minus its average tangible equity instead of its deposits. The change in the assessment base had the impact of reducing the level of our FDIC insurance expense beginning with the second quarter of 2011, as previously discussed. The decrease in FDIC insurance expense is also reflective of our lower level of deposits and total assets during 2011 as compared to 2010.
Write-downs and expenses on other real estate and repossessed assets decreased $21.7 million for the year ended December 31, 2011, as compared to 2010. Write-downs related to the revaluation of certain other real estate properties and repossessed assets were $16.9 million in 2011, as compared to $34.7 million in 2010. Other real estate and repossessed asset expenses, exclusive of write-downs, such as taxes, insurance, and repairs and maintenance, were $6.1 million in 2011 as compared to $10.0 million in 2010, reflecting a decrease in the balance of other real estate and repossessed assets and the sale of certain properties that required higher operating expenditures. The balance of our other real estate and repossessed assets decreased to $129.9 million at December 31, 2011, from $140.7 million at December 31, 2010. The overall higher-than-historical level of expenses on other real estate and repossessed assets is associated with ongoing foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties, as well as other property preservation related expenses.
Other expense decreased $27.7 million for the year ended December 31, 2011, as compared to 2010. The decrease in the overall level of other expense during 2011, as compared to 2010, is reflective of the following:

•	An operating loss of $13.6 million during 2010 resulting from suspected fraud involving a customer relationship;

•	Prepayment penalties of $5.1 million associated with the prepayment of all of our outstanding FHLB advances during 2010;

•	A fee of $5.5 million paid during 2010 associated with the early termination of our $120.0 million term repurchase agreement;

•	Payments related to litigation matters of $3.5 million in 2010;

•	The establishment of a specific reserve on an unfunded letter of credit of $2.4 million in 2010;

•	A reduction in overdraft losses, net of recoveries, to $1.2 million in 2011, as compared to $1.6 million in 2010; and

•	Profit improvement initiatives and management’s efforts to reduce overall expense levels; partially offset by

•	Write-downs of bank-owned facilities to estimated fair value less costs to sell of $2.6 million associated with space consolidation initiatives completed during 2011; and

•	An increase in expenses associated with CRA investments to $2.3 million in 2011, as compared to $1.5 million in 2010.
(Benefit) Provision for Income Taxes.
Comparison of 2012 and 2011. We recorded a benefit for income taxes of $139,000 and $10.7 million for the years ended December 31, 2012 and 2011, respectively. The benefit for income taxes during 2012 and 2011 reflects the establishment of a full deferred tax asset valuation allowance during 2008 and the resulting inability to record tax benefits on our net loss in 2011 due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not presently “more likely than not,” as further described in Note 17 to our consolidated financial statements. The deferred tax asset valuation allowance was primarily established as a result of our three-year cumulative operating loss for the years ended December 31, 2008, 2007 and 2006, after considering all available objective evidence and potential tax planning strategies related to the amount of the deferred tax assets that are “more likely than not” to be realized.
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
After analysis of all available positive and negative evidence, we believe it is reasonably possible to reverse a portion, or all, of our deferred tax asset valuation allowance in the future. Historical and forecasted positive evidence includes: pre-tax operating income for the year ended December 31, 2012; forecasted cumulative pre-tax operating income for the three years ending December 31, 2013; continued improvement in asset quality metrics; and certain other relevant factors. Any determination to reverse a portion, or all, of our deferred tax asset valuation allowance would be subject to ongoing evaluation with our advisors and subject to changes in circumstances and then-current available information.
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
Comparison of 2011 and 2010. We recorded a benefit for income taxes of $10.7 million for the year ended December 31, 2011, compared to a provision for income taxes of $4.1 million for the year ended December 31, 2010. The (benefit) provision for income taxes during 2011 and 2010 reflects the establishment of a full deferred tax asset valuation allowance during 2008, as previously discussed.
The benefit for income taxes during 2011 also reflects a benefit for income taxes of $10.5 million related to an intraperiod tax allocation between other comprehensive income and loss from continuing operations, as previously discussed.
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
The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013 and includes provisions that are effective for the 2012 tax year. ASC Topic 740, which is more fully described in Note 17 to our consolidated financial statements, requires that any change in tax law be recognized at the date of enactment, which, in this case, would be the annual or interim period that includes January 2, 2013. The impact of this new tax law is not expected to have a material impact on our consolidated financial statements or results of operations.
The level of our (benefit) provision for income taxes and the deferred tax asset valuation allowance are more fully described in Note 17 to our consolidated financial statements.
(Loss) Income from Discontinued Operations, Net of Tax
We recorded a loss from discontinued operations, net of tax, of $5.5 million for the year ended December 31, 2012, compared to a loss from discontinued operations, net of tax, of $6.5 million in 2011 and income from discontinued operations, net of tax, of

$3.6 million in 2010. The (loss) income from discontinued operations, net of tax, for 2012, 2011 and 2010 is reflective of the following:

•
A gain of $425,000 during the second quarter of 2011 associated with the sale of our remaining Northern Illinois Region on May 13, 2011 after the write-off of goodwill and intangible assets allocated to the Northern Illinois Region of $1.6 million;

•
A gain of $6.4 million during the third quarter of 2010 associated with the sale of a portion of our Northern Illinois Region during September 2010 after the write-off of goodwill and intangible assets allocated to the Northern Illinois Region of $9.7 million;

•
A gain of $5.0 million during the second quarter of 2010 associated with the sale of our Texas Region on April 30, 2010 after the write-off of goodwill and intangible assets allocated to the Texas Region of $20.0 million;

•	A loss of $156,000 during the second quarter of 2010 associated with the sale of MVP on April 15, 2010;

•
A gain of $8.4 million during the first quarter of 2010 associated with the sale of our Chicago Region on February 19, 2010 after the write-off of goodwill and intangible assets allocated to the Chicago Region of $26.3 million; and

•	Other income (loss) from all discontinued operations during the respective periods, as further described in Note 2 to our consolidated financial statements.
See Note 2 to our consolidated financial statements for further discussion of discontinued operations.
Net Loss Attributable to Noncontrolling Interest in Subsidiary
The net loss attributable to noncontrolling interest in subsidiary was $297,000 for the year ended December 31, 2012, compared to $3.0 million in 2011, and was comprised of the noncontrolling interest in the net losses of FB Holdings. The decrease is primarily reflective of increased gains on the sale of other real estate properties and reduced expenses and write-downs on other real estate properties associated with the reduction of loan and other real estate balances in FB Holdings during 2012 as compared to 2011.
The net loss attributable to noncontrolling interest in subsidiary was $3.0 million for the year ended December 31, 2011, compared to $6.5 million in 2010, and was comprised of the noncontrolling interest in the net losses of FB Holdings. The decrease is primarily reflective of lower collection and other real estate related expenses primarily resulting from lower balances of nonaccrual loans and other real estate in FB Holdings during 2011 as compared to 2010.
Noncontrolling interest in our subsidiaries is more fully described in Note 1 and Note 20 to our consolidated financial statements.
FINANCIAL CONDITION
Total assets decreased $99.8 million to $6.51 billion at December 31, 2012, from $6.61 billion at December 31, 2011. The decrease in our total assets was attributable to decreases in our loans, bank premises and equipment and other real estate and repossessed assets, partially offset by increases in our cash and short-term investments, our investment securities portfolio and our deferred income taxes.
Cash and cash equivalents, which are comprised of cash and short-term investments, increased $45.7 million to $518.8 million at December 31, 2012, from $473.1 million at December 31, 2011. The majority of funds in our short-term investments were maintained in our correspondent bank account with the FRB, as further discussed under “—Liquidity Management.” The increase in our cash and cash equivalents was primarily attributable to the following:

•	A decrease in loans of $337.2 million, exclusive of the loan purchase and sale transactions discussed below, loan charge-offs and transfers of loans to other real estate and repossessed assets;

•	Sales of certain special mention, potential problem and nonaccrual loans during 2012 resulting in net proceeds of $55.1 million;

•	Recoveries of loans previously charged off of $30.0 million;

•	Sales of other real estate and repossessed assets resulting in the receipt of cash proceeds from these sales of approximately $48.5 million; and

•	Cash generated by operating earnings.
These increases in cash and cash equivalents were partially offset by:

•	Payments associated with a net increase in our investment securities portfolio of $189.9 million, as further discussed below;

•	A purchase of $141.0 million of seasoned, performing one-to-four-family residential real estate loans in September 2012;

•	A decrease in our deposit balances of $130.2 million; and

•	A net decrease in our other borrowings of $25.1 million, consisting of changes in our daily repurchase agreements utilized by customers as an alternative deposit product.

Investment securities increased $204.6 million to $2.68 billion at December 31, 2012, from $2.47 billion at December 31, 2011. The net increase in our investment securities during 2012 reflects the utilization of excess cash and cash equivalents to fund gradual and planned increases in our investment securities portfolio in a continued effort to maximize net interest income and net interest margin while maintaining appropriate liquidity levels, and an increase in the fair value adjustment of our available-for-sale investment securities of $20.6 million during 2012 primarily resulting from a decrease in market interest rates during the period, partially offset by the sale of $106.8 million of mortgage-backed securities during the third quarter of 2012 to partially fund the purchase of the one-to-four-family residential mortgage loans, as further described below. On June 30, 2012, we reclassified $729.1 million of available-for-sale investment securities to held-to-maturity investment securities, as further described in Note 3 to our consolidated financial statements and under “—Liquidity Management.”
Loans, net of net deferred loan fees, decreased $353.5 million to $2.93 billion at December 31, 2012, from $3.28 billion at December 31, 2011. The decrease reflects the sale of $69.3 million of special mention, potential problem and nonaccrual loans resulting in net loan charge-offs of $14.5 million, other loan charge-offs of $63.6 million, transfers of loans to other real estate and repossessed assets of $24.2 million, overall continued low loan demand within our markets and other net loan activity of $337.2 million, including significant principal repayments and/or payoffs on nonperforming, potential problem and other loans in addition to loan runoff in problem loans and loans in markets we previously exited. These decreases were partially offset by the purchase of $141.0 million of seasoned, performing one-to-four-family residential real estate loans in September 2012, as further discussed under “—Loans and Allowance for Loan Losses.”
Bank premises and equipment, net of depreciation and amortization, decreased $9.7 million to $127.5 million at December 31, 2012, from $137.2 million at December 31, 2011. The decrease is primarily attributable to depreciation and amortization of $12.1 million and write-downs of certain bank-owned facilities of $3.5 million, including a write-down of $2.3 million associated with a fair value adjustment on bank-owned facilities of eight of our Florida branches previously reported as discontinued operations that were reclassified to continuing operations during the fourth quarter of 2012. These decreases were partially offset by net purchases of premises and equipment of $5.9 million.
Goodwill and other intangible assets were $125.3 million at December 31, 2012 and 2011, and reflect the allocation of $700,000 of goodwill associated with our Florida Region to assets of discontinued operations at December 31, 2012 and 2011.
Deferred income taxes increased $9.9 million to $29.0 million at December 31, 2012, from $19.1 million at December 31, 2011. The net increase in deferred income taxes is comprised of a reduction in gross deferred tax assets of $5.5 million and a reduction in the Company’s deferred tax asset valuation allowance of $15.4 million, as more fully described in Note 17 to our consolidated financial statements.
Other real estate and repossessed assets decreased $37.9 million to $92.0 million at December 31, 2012, from $129.9 million at December 31, 2011. The decrease in other real estate and repossessed assets was primarily attributable to the sale of other real estate properties and repossessed assets with a carrying value of $45.9 million at a net gain of $2.6 million, and write-downs of other real estate properties and repossessed assets of $14.5 million primarily attributable to declining real estate values on certain properties. These decreases were partially offset by foreclosures and additions to other real estate and repossessed assets aggregating $24.2 million, as further discussed under “—Loans and Allowance for Loan Losses.”
Other assets decreased $5.0 million to $68.0 million at December 31, 2012, from $73.0 million at December 31, 2011, and are primarily comprised of accrued interest receivable, servicing rights, derivative instruments and miscellaneous other receivables.
Assets and liabilities of discontinued operations were $6.7 million and $155.7 million, respectively, at December 31, 2012, as compared to assets and liabilities of discontinued operations of $6.9 million and $174.7 million, respectively, at December 31, 2011, and represent the assets and liabilities of a portion of our Florida Region expected to be sold during the second quarter of 2013. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.
Deposits decreased $130.2 million to $5.49 billion at December 31, 2012, from $5.62 billion at December 31, 2011. The decrease reflects reductions of higher rate certificates of deposit and money market deposits, partially offset by an increase in demand deposits of $203.1 million attributable to organic growth through our deposit development programs and seasonal fluctuations. Time deposits and savings and money market deposits decreased $248.7 million and $84.6 million, respectively, reflecting our efforts to exit unprofitable relationships to reduce overall deposit costs and improve First Bank’s leverage ratio.
Other borrowings, which are comprised of daily securities sold under agreements to repurchase (in connection with cash management activities of our commercial deposit customers), decreased $25.1 million to $26.0 million at December 31, 2012, from $51.2 million at December 31, 2011, reflecting changes in customer balances associated with this product segment.
Deferred income taxes increased $9.9 million to $36.2 million at December 31, 2012, from $26.3 million at December 31, 2011. The net increase in deferred income taxes is primarily attributable to an increase in deferred tax liabilities associated with the increase in the fair value of our available-for-sale investment securities portfolio, as more fully described in Note 17 to our consolidated financial statements.
Accrued expenses and other liabilities increased $28.3 million to $144.3 million at December 31, 2012, from $116.0 million at December 31, 2011. The increase was primarily attributable to an increase in dividends payable on our Class C Fixed Rate Cumulative Perpetual Preferred Stock, or Class C Preferred Stock, and our Class D Fixed Rate Cumulative Perpetual Preferred Stock, or Class D Preferred Stock, of $18.9 million to $61.9 million at December 31, 2012, and an increase in accrued interest payable on our junior subordinated debentures of $14.8 million to $47.9 million at December 31, 2012, as further discussed in Notes 12 and 13 to our consolidated financial statements.
Stockholders’ equity, including noncontrolling interest in subsidiary, increased $36.3 million to $300.0 million at December 31, 2012, from $263.7 million at December 31, 2011. The increase primarily reflects net income, including discontinued operations, of $26.3 million and a net increase in accumulated other comprehensive income of $29.2 million primarily associated with an increase in unrealized gains on available-for-sale investment securities resulting from the decrease in market interest rates experienced during 2012, partially offset by dividends declared of $18.9 million on our Class C Preferred Stock and our Class D Preferred Stock.
Investment Securities
We classify the securities within our investment portfolio as available for sale or held to maturity. Our investment securities portfolio consists primarily of securities designated as available for sale.
Our investment securities increased $204.6 million to $2.68 billion at December 31, 2012, from $2.47 billion at December 31, 2011. The increase in our investment securities portfolio in 2012 was primarily attributable to the utilization of excess cash and cash equivalents to fund gradual and planned increases in our investment securities portfolio in a continued effort to maximize our net interest income and net interest margin while maintaining appropriate liquidity levels and appropriate diversification within our investment securities portfolio, in addition to an increase in the fair value adjustment of our available-for-sale investment securities of $20.6 million during 2012 resulting from a decrease in market interest rates. The increase was partially offset by the sale of $106.8 million of mortgage-backed securities during the third quarter of 2012 to partially fund the purchase of the one-to-four-family residential mortgage loans, as previously discussed. Funds available from cash and cash equivalents and reductions in our loan portfolio, in addition to the reinvestment of funds available from maturities and/or calls of investment securities of $791.7 million and sales of available-for-sale investment securities of $315.2 million, were utilized to purchase investment securities of $1.30 billion during 2012.
Our investment securities increased $987.0 million to $2.47 billion at December 31, 2011, from $1.48 billion at December 31, 2010. The increase in our investment securities portfolio in 2011 was primarily attributable to the utilization of a portion of our cash and cash equivalents to fund gradual and planned increases in our investment securities portfolio in a continued effort to maximize our net interest income and net interest margin while maintaining appropriate liquidity levels and appropriate diversification within our investment securities portfolio, in addition to an increase in the fair value adjustment of our available-for-sale investment securities of $29.6 million during 2011 resulting from a decrease in market interest rates. Funds available from cash and cash equivalents and reductions in our loan portfolio, in addition to the reinvestment of funds available from maturities and/or calls of investment securities of $342.8 million and sales of available-for-sale investment securities of $283.7 million, were utilized to purchase investment securities of $1.59 billion during 2011. Purchases of investment securities during 2011 included $193.0 million of corporate securities, primarily representing large financial institutions.
Additional information regarding our investment securities portfolio is more fully described in Note 3 to our consolidated financial statements.

Loans and Allowance for Loan Losses
Loan Portfolio Composition. Loans, net of net deferred loan fees, represented 45.0% of our assets as of December 31, 2012, compared to 49.7% of our assets at December 31, 2011. Loans, net of net deferred loan fees, decreased $353.5 million to $2.93 billion at December 31, 2012 from $3.28 billion at December 31, 2011. The following table summarizes the composition of our loan portfolio by portfolio segment and the percent of each portfolio segment to the total portfolio as of the dates presented:

	December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars expressed in thousands)
Commercial, financial and agricultural	$610,301	21.3%	$725,195	22.3%	$1,045,832	23.5%	$1,692,922	25.8%	$2,575,505	30.1%
Real estate construction and development	174,979	6.1	249,987	7.7	490,766	11.1	1,052,922	16.0	1,572,212	18.4
Real estate mortgage:
One-to-four-family residential loans	986,767	34.4	902,438	27.7	1,050,895	23.7	1,279,166	19.5	1,553,366	18.1
Multi-family residential loans	103,684	3.6	127,356	3.9	178,289	4.0	223,044	3.4	220,404	2.6
Commercial real estate loans	969,680	33.9	1,225,538	37.7	1,642,920	37.0	2,269,372	34.6	2,562,598	30.0
Consumer and installment	19,262	0.7	23,596	0.7	33,623	0.8	56,029	0.8	77,877	0.9
Net deferred loan fees	(59)	—	(942)	—	(4,511)	(0.1)	(7,846)	(0.1)	(7,707)	(0.1)
Total loans, excluding loans held for sale	2,864,614	100.0%	3,253,168	100.0%	4,437,814	100.0%	6,565,609	100.0%	8,554,255	100.0%
Loans held for sale	66,133		31,111		54,470		42,684		38,720
Total loans	$2,930,747		$3,284,279		$4,492,284		$6,608,293		$8,592,975
The following table summarizes the composition of our loan portfolio by geographic region and/or business segment at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(dollars expressed in thousands)
Mortgage Division	$582,021	404,761
Florida	65,582	85,633
Northern California	383,519	497,434
Southern California	922,191	998,976
Chicago	122,508	190,610
Missouri	528,168	613,417
Texas	41,951	99,873
First Bank Business Capital, Inc.	—	19,496
Northern and Southern Illinois	212,177	278,541
Other	72,630	95,538
Total	$2,930,747	3,284,279
We attribute the net decrease in our loan portfolio in 2012 primarily to:

•
A decrease of $114.9 million, or 15.8%, in our commercial, financial and agricultural portfolio, reflecting gross loan charge-offs of $17.4 million, low loan demand within our markets and our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment, including the sale of $19.4 million of potential problem and nonaccrual loans during 2012;

•
A decrease of $75.0 million, or 30.0%, in our real estate construction and development portfolio, primarily attributable to gross loan charge-offs of $12.2 million, transfers to other real estate and repossessed assets of $10.0 million, the sale of $5.3 million of potential problem and nonaccrual loans, and other loan activity reflective of our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment. The following table summarizes the composition of our real estate construction and development portfolio by region as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(dollars expressed in thousands)
Northern California	$30,388	51,968
Southern California	88,893	99,517
Chicago	21,024	30,105
Missouri	9,791	18,096
Texas	9,927	24,850
Florida	378	1,398
Northern and Southern Illinois	8,260	17,210
Other	6,318	6,843
Total	$174,979	249,987
We have reduced our exposure to our real estate construction and development portfolio over the past several years due primarily to weak economic conditions and declines in real estate values in certain of our market areas which resulted in higher levels of charge-offs and foreclosures during these periods. As a result of our efforts to reduce our exposure to this portfolio segment, we decreased the portfolio balance by $1.97 billion, or 91.8%, from $2.14 billion at December 31, 2007 to $175.0 million at December 31, 2012. Of the remaining portfolio balance of $175.0 million, $32.2 million, or 18.4%, of these loans were on nonaccrual status as of December 31, 2012, including an $18.6 million loan in our Northern California region, and $81.4 million, or 46.5%, of these loans were considered potential problem loans, including a $68.4 million loan relationship in our Southern California region, as further discussed below;

•
An increase of $84.3 million, or 9.3%, in our one-to-four-family residential real estate loan portfolio primarily attributable to the purchase of $141.0 million of seasoned, performing one-to-four-family residential real estate loans from another financial institution on September 28, 2012 and new loan production, partially offset by gross loan charge-offs of $21.8 million, transfers to other real estate of $7.4 million and principal payments. The following table summarizes the composition of our one-to-four-family residential real estate loan portfolio as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(dollars expressed in thousands)
One-to-four-family residential real estate:
Bank portfolio	$122,338	165,578
Mortgage Division portfolio, excluding Florida	427,759	269,097
Florida Mortgage Division portfolio	82,212	97,818
Home equity portfolio	354,458	369,945
Total	$986,767	902,438
Our Bank portfolio consists of mortgage loans originated to customers from our retail branch banking network. The decrease in this portfolio of $43.2 million, or 26.1%, during 2012 is primarily attributable to principal payments resulting from an increasing volume of loan refinancings and the low mortgage interest rate environment. As of December 31, 2012, approximately $8.5 million, or 7.0%, of this portfolio is considered impaired, consisting of nonaccrual loans of $6.9 million and performing troubled debt restructurings, or performing TDRs, of $1.6 million.
Our Mortgage Division portfolio, excluding Florida, consists of both prime mortgage loans and Alt A and sub-prime mortgage loans that were originated prior to our discontinuation of Alt A and sub-prime loan products in 2007. The increase in this portfolio of $158.7 million, or 59.0%, during 2012 is primarily attributable to the purchase of $141.0 million of seasoned, performing one-to-four-family residential real estate loans from another financial institution on September 28, 2012 and the addition of approximately $67.6 million of new loan production into this portfolio, consisting of jumbo adjustable rate and 10 and 15-year fixed rate mortgages; partially offset by principal payments, gross loan charge-offs of $10.0 million and transfers to other real estate. As of December 31, 2012, approximately $88.2 million, or 20.6%, of this portfolio is considered impaired, consisting of nonaccrual loans of $17.2 million and performing TDRs of $71.0 million, including loans modified in the Home Affordable Modification Program, or HAMP, of $64.2 million.
Our Florida Mortgage Division portfolio, the majority of which was acquired in November 2007 through our acquisition of Coast Bank, consists primarily of prime mortgage loans and Alt A mortgage loans. The decrease in this portfolio of $15.6 million, or 16.0%, is primarily attributable to principal payments, gross loan charge-offs of $3.1 million and transfers to other real estate. As of December 31, 2012, approximately $9.9 million, or 12.0%, of this portfolio is considered impaired, consisting of performing TDRs of $7.3 million, including loans modified in HAMP of $5.5 million, and nonaccrual loans of $2.6 million. Our Mortgage Division portfolio, excluding Florida, and our Florida Mortgage Division portfolio are collectively defined as our Mortgage Division portfolio unless otherwise noted.

Our home equity portfolio consists of loans originated to customers from our retail branch banking network. The decrease in this portfolio of $15.5 million, or 4.2%, during 2012 is primarily attributable to gross loan charge-offs of $5.0 million, in addition to principal payments and ordinary and seasonal fluctuations experienced within this loan product type. As of December 31, 2012, approximately $8.7 million, or 2.4%, of this portfolio is on nonaccrual status;

•
A decrease of $23.7 million, or 18.6%, in our multi-family residential real estate portfolio primarily attributable to reduced loan demand within our markets as well as our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment, including the payoff of a $15.4 million special mention credit in our Southern Illinois region in the third quarter of 2012, and gross loan charge-offs of $2.4 million. As of December 31, 2012, approximately $35.0 million, or 33.8%, of this portfolio is considered impaired, consisting of nonaccrual loans of $6.8 million and performing TDRs of $28.2 million, consisting solely of one loan relationship in our Chicago region restructured during the fourth quarter of 2012.

•
A decrease of $255.9 million, or 20.9%, in our commercial real estate portfolio primarily attributable to gross loan charge-offs of $23.9 million, transfers to other real estate of $6.7 million, reduced loan demand within our markets and our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment, including the sale of $43.9 million of special mention, potential problem and nonaccrual loans and the payoff of a $17.0 million non-owner occupied performing TDR in our Northern California region in the second quarter of 2012. The following table summarizes the composition of our commercial real estate portfolio by loan type as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(dollars expressed in thousands)
Farmland	$17,784	19,322
Owner occupied	552,983	686,081
Non-owner occupied	398,913	520,135
Total	$969,680	1,225,538
Our non-owner occupied portfolio constitutes approximately 41.1% of our commercial real estate portfolio at December 31, 2012. As of December 31, 2012, $13.7 million, or 3.4%, of our non-owner occupied segment is considered impaired, consisting of nonaccrual loans of $7.9 million and performing TDRs of $5.8 million. The following table summarizes the composition of our non-owner occupied loan portfolio by region as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(dollars expressed in thousands)
Northern California	$120,247	146,808
Southern California	174,494	213,394
Chicago	4,149	19,918
Missouri	60,981	77,449
Texas	14,203	27,639
Florida	7,122	10,233
Northern and Southern Illinois	15,921	22,803
Other	1,796	1,891
Total	$398,913	520,135

•	A decrease of $4.3 million, or 18.4%, in our consumer and installment portfolio, reflecting portfolio runoff and reduced loan demand within our markets; and

•
An increase of $35.0 million, or 112.6%, in our loans held for sale portfolio primarily resulting from an increase in origination volumes and the timing of subsequent sales into the secondary mortgage market.

We attribute the net decrease in our loan portfolio in 2011 primarily to:

•
A decrease of $320.6 million, or 30.7%, in our commercial, financial and agricultural portfolio, reflecting gross loan charge-offs of $46.3 million and portfolio runoff associated with a decline in internal production, low loan demand within our markets and our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment;

•
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

•
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
The decrease in our Bank portfolio of $73.8 million, or 30.8%, during 2011 is primarily attributable to principal payments, including the payoff of a single $10.0 million loan relationship during the first quarter of 2011, primarily resulting from an increasing volume of loan refinancings and the mortgage interest rate environment. As of December 31, 2011, approximately $14.7 million, or 8.9%, of our Bank portfolio is on nonaccrual status.
The decrease in our Mortgage Division portfolio of $17.5 million, or 6.1%, during 2011 is primarily attributable to principal payments, gross charge-offs of $12.4 million and transfers to other real estate; partially offset by the addition of approximately $17.6 million of new loan production into this portfolio, consisting of jumbo adjustable rate and 10 and 15-year fixed rate mortgages. As of December 31, 2011, approximately $90.2 million, or 33.5%, of this portfolio is considered impaired, consisting of nonaccrual loans of $13.9 million and performing TDRs of $76.3 million, including those loans modified in HAMP, of $68.7 million.
The decrease in our Florida Mortgage Division portfolio of $27.6 million, or 22.0%, is primarily attributable to principal payments, gross charge-offs of $6.7 million and transfers to other real estate. As of December 31, 2011, approximately $9.2 million, or 9.4%, of this portfolio is considered impaired, consisting of performing TDRs of $6.3 million, including loans modified in HAMP of $4.3 million, and nonaccrual loans of $2.9 million.
The decrease in our home equity portfolio of $29.6 million, or 7.4%, during 2011 is primarily attributable to gross loan charge-offs of $7.7 million, in addition to principal payments and ordinary and seasonal fluctuations experienced within this loan product type. As of December 31, 2011, approximately $6.9 million, or 1.9%, of this portfolio is on nonaccrual status;

•
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

•
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
Within our commercial real estate portfolio, we experienced the most distress in our non-owner occupied portfolio, which constitutes approximately 42.4% of our commercial real estate portfolio at December 31, 2011. As of December 31, 2011, $44.8 million, or 8.6%, of our non-owner occupied segment is considered impaired, consisting of performing TDRs of $21.7 million and nonaccrual loans of $23.1 million. The following table summarizes the composition of our non-owner occupied loan portfolio by region as of December 31, 2011 and 2010:

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

•
A decrease of $10.0 million, or 29.8%, in our consumer and installment portfolio, reflecting gross loan charge-offs of $457,000 and portfolio runoff associated with a decline in internal production and reduced loan demand within our markets;

•	A decrease of $23.4 million, or 42.9%, in our loans held for sale portfolio primarily resulting from a decrease in origination volumes and subsequent sales into the secondary mortgage market; and

•
A decrease of $3.6 million, or 79.1%, in our net deferred loan fees, primarily attributable to an unearned discount of $6.8 million associated with the sale of the $43.7 million real estate construction and development loan in our Texas region as discussed above.

Loans at December 31, 2012 mature as follows:

		Over One Year Through Five Years		Over Five Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(dollars expressed in thousands)
Commercial, financial and agricultural	$156,835	139,199	210,569	41,439	62,259	610,301
Real estate construction and development	126,804	28,660	13,017	181	6,317	174,979
Real estate mortgage:
One-to-four-family residential loans	23,172	44,640	38,781	283,006	597,168	986,767
Multi-family residential loans	7,407	53,645	6,918	26,064	9,650	103,684
Commercial real estate loans	131,750	420,535	184,155	118,094	115,146	969,680
Consumer and installment and net deferred loan fees	3,626	13,245	2,141	121	70	19,203
Loans held for sale	66,133	—	—	—	—	66,133
Total loans	$515,727	699,924	455,581	468,905	790,610	2,930,747

The following table summarizes the components of changes in our loan portfolio, net of net deferred loan fees, for the five years ended December 31, 2012:

	Increase (Decrease) For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars expressed in thousands)
Internal loan volume (decrease) increase	$(337,206)	(868,141)	(1,339,445)	(749,712)	184,743
Loans purchased (1)	141,048	—	—	—	—
Loans and leases sold (2)	(55,081)	(115,296)	(245,420)	(308,034)	(37,643)
Loans transferred to assets held for sale	—	—	(794)	(14,382)	—
Loans transferred to discontinued operations (3)	—	—	(40,265)	(416,245)	—
Loans charged-off	(78,070)	(154,627)	(331,196)	(352,723)	(331,021)
Loans transferred to other real estate and repossessed assets	(24,223)	(69,941)	(158,889)	(143,586)	(109,288)
Total decrease in loan portfolio	$(353,532)	(1,208,005)	(2,116,009)	(1,984,682)	(293,209)

(1)
Loans purchased for 2012 consist of $141.0 million of seasoned, performing one-to-four-family residential real estate loans purchased for our Mortgage Banking portfolio from another financial institution.

(2)
Loans and leases sold for 2012 primarily reflects the sale of special mention, potential problem and nonaccrual loans, resulting in net loan charge-offs of $14.5 million. Loans and leases sold for 2011 include loans associated with the sale of the remaining portion of our Northern Illinois Region of $37.5 million, loans associated with our Edwardsville Branch of $667,000 and other commercial loan sales of $77.1 million. Loans and leases sold for 2010 include loans associated with the partial sale of our Northern Illinois Region of $137.4 million and other commercial loan sales of $108.0 million. Loans and leases sold for 2009 include loans associated with WIUS, our former asset based lending subsidiary and restaurant franchise loans of $141.3 million, $101.5 million and $64.4 million, respectively, in addition to loans associated with our Springfield Branch of $887,000. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.

(3)
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

Nonperforming Assets. Nonperforming assets include nonaccrual loans, other real estate and repossessed assets. The following table presents the categories of nonperforming assets and certain ratios as of the dates presented:

	December 31,
	2012	2011	2010	2009	2008
	(dollars expressed in thousands)
Nonperforming Assets: (1)
Nonaccrual loans:
Commercial, financial and agricultural	$19,050	55,340	67,365	41,408	40,647
Real estate construction and development	32,152	71,244	134,244	407,077	270,444
One-to-four-family residential real estate:
Bank portfolio	6,910	14,690	14,479	13,500	10,996
Mortgage Division portfolio	19,780	16,778	33,386	94,433	69,122
Home equity portfolio	8,671	6,940	7,122	4,303	3,022
Multi-family residential	6,761	7,975	12,960	14,734	545
Commercial real estate	16,520	47,262	129,187	115,312	23,009
Consumer and installment	28	22	165	337	—
Total nonaccrual loans	109,872	220,251	398,908	691,104	417,785
Other real estate and repossessed assets	91,995	129,896	140,665	126,911	92,218
Total nonperforming assets	$201,867	350,147	539,573	818,015	510,003

Loans, net of net deferred loan fees	$2,930,747	3,284,279	4,492,284	6,608,293	8,592,975

Performing troubled debt restructurings	$128,917	126,442	112,903	54,336	24,641

Loans past due 90 days or more and still accruing	$1,090	2,744	5,523	3,807	7,094

Ratio of:
Allowance for loan losses to loans	3.13%	4.19%	4.48%	4.03%	2.56%
Nonaccrual loans to loans	3.75	6.71	8.88	10.46	4.86
Allowance for loan losses to nonaccrual loans	83.37	62.52	50.40	38.55	52.71
Nonperforming assets to loans, other real estate and repossessed assets	6.68	10.26	11.65	12.15	5.87

(1)
During the first quarter of 2010, the Company modified its definition of nonperforming assets to exclude performing TDRs because these loans were performing in accordance with the current or modified terms. Prior periods have been adjusted for this reclassification.

Our nonperforming assets, consisting of nonaccrual loans, other real estate and repossessed assets, were $201.9 million, $350.1 million and $539.6 million at December 31, 2012, 2011 and 2010, respectively.

We attribute the $110.4 million, or 50.1%, net decrease in our nonaccrual loans during the year ended December 31, 2012 to the following:

•
A decrease in nonaccrual loans of $36.3 million, or 65.6%, in our commercial, financial and agricultural portfolio, primarily driven by gross loan charge-offs of $17.4 million, the sale of $15.0 million of nonaccrual loans, including a $10.2 million nonaccrual loan in our First Bank Business Capital, Inc. subsidiary resulting in a charge-off of $601,000 during the first quarter of 2012, and payments received, partially offset by additions to nonaccrual loans during the year;

•
A decrease in nonaccrual loans of $39.1 million, or 54.9%, in our real estate construction and development loan portfolio driven by gross loan charge-offs of $12.2 million, transfers to other real estate of $10.0 million, the sale of $3.5 million of nonaccrual loans, and payments received, partially offset by additions to nonaccrual loans during the year. Nonaccrual real estate construction and development loans at December 31, 2012 include a single loan in our Northern California region with a recorded investment of $18.6 million. Although the level of deterioration in this portfolio is slowing due in part to the decline in the total portfolio balance, as previously discussed, we continue to experience deterioration as a result of weak economic conditions and declines in real estate values in certain of our market areas, and we expect these trends to continue until market conditions stabilize in our primary market areas;

•
A decrease in nonaccrual loans of $3.0 million, or 7.9%, in our one-to-four-family residential real estate loan portfolio driven by gross loan charge-offs of $21.8 million, transfers to other real estate of $7.4 million and payments received, partially offset by additions to nonaccrual loans during the year. We continue to modify loans under HAMP where deemed economically advantageous to our borrowers and us;

•
A decrease in nonaccrual loans of $1.2 million, or 15.2%, in our multi-family residential loan portfolio primarily driven by gross loan charge-offs of $2.4 million and payments received, partially offset by additions to nonaccrual loans during the year; and

•
A decrease in nonaccrual loans of $30.7 million, or 65.0%, in our commercial real estate portfolio primarily driven by gross loan charge-offs of $23.9 million, transfers to other real estate of $6.7 million, the sale of $11.1 million of nonaccrual loans, and payments received, partially offset by additions to nonaccrual loans during the year.

The decrease in other real estate and repossessed assets of $37.9 million, or 29.2%, during 2012 was primarily driven by the sale of other real estate properties with an aggregate carrying value of $45.9 million at a net gain of $2.6 million and write-downs of other real estate and repossessed assets of $14.5 million attributable to declining real estate values on certain properties, partially offset by foreclosures and other additions to other real estate aggregating $24.2 million. Of the $92.0 million of other real estate and repossessed assets at December 31, 2012, $77.7 million consisted of collateral with the most recent appraisal date being in 2012. The remaining $14.3 million of other real estate and repossessed assets at December 31, 2012 consisted of collateral with the most recent appraisal date being in 2011, 2010 and 2009 of $11.7 million, $2.6 million and $4,000, respectively.
The following table summarizes the composition of our nonperforming assets by region / business segment at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(dollars expressed in thousands)
Mortgage Division	$22,507	22,137
Florida	2,308	5,819
Northern California	25,661	42,370
Southern California	62,130	85,233
Chicago	18,126	37,760
Missouri	36,411	60,578
Texas	9,194	40,025
First Bank Business Capital, Inc.	—	11,411
Northern and Southern Illinois	13,362	28,931
Other	12,168	15,883
Total nonperforming assets	$201,867	350,147
During 2012, we experienced a decline in nonperforming assets in all of our regions, with the exception of our Mortgage Division, as a result of payment and sales activity on loans, sales of other real estate properties, charge-offs of loans and write-downs of other real estate properties. We have been successful in reducing our overall level of nonperforming assets as a result of the completion of several initiatives in our Asset Quality Improvement Plan.
We attribute the $178.7 million, or 44.8%, net decrease in our nonaccrual loans during the year ended December 31, 2011 to the following:

•
A decrease in nonaccrual loans of $12.0 million, or 17.9%, in our commercial, financial and agricultural portfolio, primarily driven by gross loan charge-offs of $46.3 million and payments received, partially offset by additions to nonaccrual loans during the year, including one credit in our First Bank Business Capital, Inc. subsidiary with a recorded investment of $10.6 million;

•
A decrease in nonaccrual loans of $63.0 million, or 46.9%, in our real estate construction and development loan portfolio driven by gross loan charge-offs of $35.5 million, transfers to other real estate and repossessed assets of $28.2 million and payments received, partially offset by additions to nonaccrual loans during the year. Nonaccrual construction and development loans at December 31, 2011 include a single loan in our Northern California region with a recorded investment of $19.7 million and a single loan in our Texas region with a recorded investment of $8.8 million;

•
A decrease in nonaccrual loans of $16.6 million, or 49.7%, in our one-to-four-family residential real estate Mortgage Division loan portfolio primarily driven by gross loan charge-offs of $19.1 million, transfers to other real estate of $9.3 million and payments received, partially offset by additions to nonaccrual loans during the year driven by current market conditions and the overall deterioration of Alt A and sub-prime residential mortgage loan products experienced throughout the mortgage banking industry;

•
A decrease in nonaccrual loans of $5.0 million, or 38.5%, in our multi-family residential loan portfolio primarily driven by gross loan charge-offs of $3.1 million, transfers to other real estate of $1.4 million and payments received, partially offset by new additions to nonaccrual loans during the year resulting from continued weak economic conditions and declines in real estate values; and

•
A decrease in nonaccrual loans of $81.9 million, or 63.4%, in our commercial real estate portfolio primarily driven by gross loan charge-offs of $38.0 million, transfers to other real estate of $24.1 million and payments received, partially offset by new additions to nonaccrual loans during the year resulting from continued weak economic conditions and declines in real estate values. During the second quarter of 2011, a single $29.0 million nonaccrual credit relationship in our Southern California region was repaid.

The decrease in other real estate and repossessed assets of $10.8 million, or 7.7%, during 2011 was primarily driven by the sale of other real estate properties with an aggregate carrying value of $66.6 million at a net loss of $1.3 million and write-downs of other real estate and repossessed assets of $16.9 million attributable to declining real estate values on certain properties, partially offset by foreclosures and other additions to other real estate and repossessed assets aggregating $76.4 million.
As of December 31, 2012, 2011 and 2010, loans identified by management as TDRs aggregating $40.0 million, $40.8 million $26.2 million, respectively, were on nonaccrual status and were classified as nonperforming loans.
While we continue our efforts to reduce nonperforming and potential problem loans, we expect the unstable market conditions associated with our loan portfolio to continue, which will likely continue to impact the overall level of our nonperforming and potential problem loans, loan charge-offs, provision for loan losses and other real estate and repossessed assets balances.
Performing Troubled Debt Restructurings. The following table presents the categories of performing TDRs as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(dollars expressed in thousands)
Commercial, financial and agricultural	$—	4,264
Real estate construction and development	10,031	12,014
Real estate mortgage:
One-to-four-family residential	79,905	82,629
Multi-family residential	28,240	3,166
Commercial real estate	10,741	24,369
Total performing troubled debt restructurings	$128,917	126,442
The increase in performing TDRs of $2.5 million, or 2.0%, during 2012 was primarily attributable to the modification of the contractual terms of a $28.2 million multi-family residential loan relationship in our Chicago region during the fourth quarter of 2012, partially offset by the payoff of a $17.0 million commercial real estate loan in our Northern California region during the second quarter of 2012 and other payment activity. We are closely monitoring the $28.2 million loan relationship in our Chicago region. While facts and circumstances are subject to change in the future, the borrower continues to service this obligation in accordance with the existing terms and conditions of the credit agreement as of December 31, 2012.
Potential Problem Loans. As of December 31, 2012 and 2011, loans aggregating $116.1 million and $233.5 million, respectively, which were not classified as nonperforming assets or performing TDRs, were identified by management as having potential credit problems, or potential problem loans. These loans are generally defined as loans having an internally assigned grade of substandard and loans in the Mortgage Division which are 30-89 days past due. The following table presents the categories of our potential problem loans as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	(dollars expressed in thousands)
Commercial, financial and agricultural	$8,423	32,851
Real estate construction and development	81,364	97,158
Real estate mortgage:
One-to-four-family residential	11,664	13,797
Multi-family residential	773	28,789
Commercial real estate	13,868	60,876
Total potential problem loans	$116,092	233,471
Potential problem loans decreased $117.4 million, or 50.3%, during 2012. The decrease in potential problem loans is primarily attributable to loan sales of $21.7 million, the reclassification to performing TDRs of a $28.2 million loan relationship in our Chicago region during the fourth quarter of 2012, as previously discussed, upgrades of certain potential problem loans to special mention status and transfers to nonaccrual status, in addition to payment activity. Potential problem loans at December 31, 2012 include a $68.4 million real estate construction and development credit relationship in our Southern California region. We are continuing to closely monitor this loan relationship. Based on recent valuations of the underlying collateral securing this loan relationship, we have determined that it is currently adequately secured. While facts and circumstances are subject to change in the future, the borrower continues to service this obligation in accordance with the existing terms and conditions of the credit agreement as of December 31, 2012.
The following table summarizes the composition of our potential problem loans by region / business segment at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(dollars expressed in thousands)
Mortgage Division	$6,627	4,429
Florida	4,443	8,100
Northern California	860	3,507
Southern California	88,690	113,682
Chicago	1,835	41,720
Missouri	7,391	28,349
Texas	842	3,359
First Bank Business Capital, Inc.	—	6,114
Northern and Southern Illinois	4,775	20,922
Other	629	3,289
Total potential problem loans	$116,092	233,471
During 2012, we experienced a decline in potential problem loans in most of our regions as a result of payment activity, upgrades of certain loans to special mention status from potential problem status, transfers to nonaccrual and performing TDR status and the sale of certain potential problem loans, as previously discussed. We have been successful in reducing the overall level of our potential problem loans as a result of the completion of several initiatives in our Asset Quality Improvement Plan.
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
Potential problem loans are regularly evaluated for impaired loan status by lenders, the credit administration department and the internal credit review department. When management makes the determination that a loan should be considered impaired, an initial specific reserve is allocated to the impaired loan, if necessary, until the loan is charged down to the appraised value of the underlying collateral, typically within 30 to 90 days of becoming impaired. In the current economic environment, management typically utilizes appraisals performed no earlier than 180 days prior to the charge-off, and in most cases, appraisals utilized are dated within 60 days of the charge-off. As such, management typically addresses collateral shortfalls through charge-offs as opposed to recording specific reserves on individual loans. Once a loan is charged down to the appraised value of the underlying collateral, management regularly monitors the carrying value of the loan for any additional deterioration and records additional reserves or charge-offs as necessary. As a general guideline, management orders new appraisals on any impaired loan or other real estate property in which the most recent appraisal is more than 18 months old; however, management also orders new appraisals on impaired loans or other real estate properties if management determines new appraisals are prudent based on many different factors, such as a rapid change in market conditions in a particular region.
We continue our efforts to reduce nonperforming and potential problem loans and re-define our overall strategy and business plans with respect to our loan portfolio as deemed necessary in light of ongoing and dramatic changes in market conditions in the markets in which we operate.
Allowance for Loan Losses. Our allowance for loan losses decreased to $91.6 million at December 31, 2012, compared to $137.7 million and $201.0 million at December 31, 2011 and 2010, respectively. The decrease in our allowance for loan losses of $46.1 million during 2012 was primarily attributable to the decrease in nonaccrual loans of $110.4 million, the decrease in potential problem loans of $117.4 million and the $353.5 million decrease in the overall level of our loan portfolio.
Our allowance for loan losses as a percentage of loans, net of net deferred loan fees, was 3.13%, 4.19% and 4.48% at December 31, 2012, 2011 and 2010, respectively. The decrease in the allowance for loan losses as a percentage of loans, net of net deferred loan fees, during 2012 was primarily attributable to the decrease in our nonaccrual and potential problem loans, which generally require a higher allowance for loan losses relative to the amount of the loans than the remainder of the loan portfolio, in addition to a decrease in our historical net loan charge-off experience as a result of declining charge-off levels for the years ended December 31, 2012 and 2011, as compared to the years ended December 31, 2010, 2009 and 2008.
Our allowance for loan losses as a percentage of nonaccrual loans was 83.37%, 62.52% and 50.40% at December 31, 2012, 2011 and 2010, respectively. The increase in the allowance for loan losses as a percentage of nonaccrual loans during 2012 was primarily attributable to the decrease in nonaccrual loans, a portion of which did not carry a specific allowance for loan losses as these loans had been charged down to the estimated fair value of the related collateral less estimated costs to sell.

The following table is a summary of the changes in the allowance for loan losses for the five years ended December 31, 2012:

	As of or For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(dollars expressed in thousands)
Allowance for loan losses, beginning of year	$137,710	201,033	266,448	220,214	168,391
Allowance for loan losses allocated to loans sold	—	—	(321)	(4,725)	—
Total	137,710	201,033	266,127	215,489	168,391
Loans charged-off:
Commercial, financial and agricultural	(17,410)	(46,256)	(52,072)	(104,648)	(21,931)
Real estate construction and development	(12,244)	(35,459)	(143,394)	(122,303)	(236,715)
Real estate mortgage:
One-to-four-family residential loans:
Bank portfolio	(3,699)	(4,561)	(5,274)	(5,820)	(9,209)
Mortgage Division portfolio	(13,095)	(19,086)	(47,525)	(71,528)	(54,796)
Home equity portfolio	(5,020)	(7,708)	(9,409)	(6,298)	(3,241)
Multi-family residential loans	(2,435)	(3,126)	(9,266)	(508)	(19)
Commercial real estate loans	(23,856)	(37,974)	(63,259)	(40,255)	(3,244)
Consumer and installment	(311)	(457)	(997)	(1,363)	(1,866)
Total	(78,070)	(154,627)	(331,196)	(352,723)	(331,021)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	12,886	6,962	37,776	1,983	7,226
Real estate construction and development	5,659	6,694	5,256	2,065	5,705
Real estate mortgage:
One-to-four-family residential loans:
Bank portfolio	1,090	570	331	539	500
Mortgage Division portfolio	3,544	2,903	4,634	2,930	626
Home equity portfolio	554	512	264	62	54
Multi-family residential loans	44	562	14	5	5
Commercial real estate loans	5,982	3,787	3,370	5,843	401
Consumer and installment	203	314	457	255	327
Total	29,962	22,304	52,102	13,682	14,844
Net loans charged-off	(48,108)	(132,323)	(279,094)	(339,041)	(316,177)
Provision for loan losses	2,000	69,000	214,000	390,000	368,000
Allowance for loan losses, end of year	$91,602	137,710	201,033	266,448	220,214
Loans outstanding, net of net deferred loan fees:
Average	$3,079,344	3,811,451	5,520,775	7,333,973	8,239,601
End of year	2,930,747	3,284,279	4,492,284	6,608,293	8,592,975
End of year, excluding loans held for sale	2,864,614	3,253,168	4,437,814	6,565,609	8,554,255
Ratio of allowance for loan losses to loans outstanding:
Average	2.97%	3.61%	3.64%	3.63%	2.67%
End of year	3.13	4.19	4.48	4.03	2.56
End of year, excluding loans held for sale	3.20	4.23	4.53	4.06	2.57
Ratio of net charge-offs to average loans outstanding	1.56	3.47	5.06	4.62	3.84
Ratio of current year recoveries to preceding year’s charge-offs	19.38	6.73	14.77	4.13	22.66
Our net loan charge-offs were $48.1 million, $132.3 million and $279.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our net loan charge-offs as a percentage of average loans were 1.56%, 3.47% and 5.06% for the years ended December 31, 2012, 2011 and 2010, respectively.
The decrease in our net loan charge-off levels in 2012, as compared to 2011, is primarily attributable to the following:

•
A decrease in net loan charge-offs associated with our commercial, financial and agricultural portfolio of $34.8 million to $4.5 million in 2012, compared to $39.3 million in 2011. Net loan charge-offs for 2012 included aggregate charge-offs of $2.5 million associated with the sale of $19.4 million of loans. Net loan charge-offs for 2011 included charge-offs of $7.3 million on a First Bank Business Capital, Inc. loan, $4.1 million on a loan in our Missouri region, $3.9 million on a loan in our Texas region and $3.4 million on a loan in our Northern California region;

•
A decrease in net loan charge-offs associated with our real estate construction and development portfolio of $22.2 million to $6.6 million in 2012, compared to $28.8 million in 2011. Net loan charge-offs for 2011 included charge-offs of $5.7 million and $3.6 million, or $9.3 million in aggregate, on two loans in our Missouri region. Although the overall level of charge-offs has declined with the significant decrease in the balance of loans in our real estate construction and development portfolio, we continue to experience significant distress and unstable market conditions throughout certain of our market areas, resulting in continued high levels of developer inventories, slower lot and home sales and declining real estate values;

•
A decrease in net loan charge-offs associated with our one-to-four-family residential loan portfolio of $10.7 million in 2012 to $16.6 million in 2012, compared to $27.4 million in 2011. Net loan charge-offs in our Mortgage Division portfolio decreased $6.6 million to $9.6 million in 2012, compared to $16.2 million in 2011, reflective of the continued decline in our portfolio balance of Alt A and subprime loans; and

•
A decrease in net loan charge-offs associated with our commercial real estate portfolio of $16.3 million to $17.9 million in 2012, compared to $34.2 million in 2011, primarily attributable to the declining portfolio balance, in particular our non-owner occupied commercial real estate portfolio, and decreases in nonaccrual and potential problem loans. Net loan charge-offs for 2012 included aggregate charge-offs of $11.2 million associated with the sale of $43.9 million of loans. During 2011, we recorded loan charge-offs of $4.6 million and $4.0 million, or $8.6 million in aggregate, on two loans in our Northern California region and $5.3 million on a loan in our Southern California region.

Changes in our net loan charge-off levels in 2011 are primarily attributable to the following:

•
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

•
A decrease in net loan charge-offs of $109.4 million associated with our real estate construction and development portfolio to $28.8 million in 2011, compared to $138.1 million in 2010. Net loan charge-offs for 2011 included charge-offs of $5.7 million and $3.6 million, or $9.3 million in aggregate, on two loans in our Missouri region. Net loan charge-offs for 2010 include charge-offs of $24.5 million, $11.5 million and $7.5 million, or $43.5 million in aggregate, on three loans in our Southern California region and a $9.7 million charge-off on a loan in our St. Louis region;

•
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

•
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

The following table summarizes the composition of our net loan charge-offs by region / business segment for the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
	(dollars expressed in thousands)
Mortgage Division	$9,551	16,182
Florida	2,863	3,910
Northern California	6,099	26,647
Southern California	8,729	20,405
Chicago	5,666	6,913
Missouri	6,083	23,960
Texas	1,794	14,003
First Bank Business Capital, Inc.	1,180	6,708
Northern and Southern Illinois	4,163	6,855
Other	1,980	6,740
Total net loan charge-offs	$48,108	132,323

As discussed above, the decrease in net loan charge-offs in our Mortgage Division is reflective of the declining portfolio balance of Alt A and subprime loans. The decrease in net loan charge-offs in our Northern California region was primarily attributable to charge-offs of $3.4 million on a commercial, financial and agricultural loan and $8.6 million on two commercial real estate loans during 2011. The decrease in net loan charge-offs in our Southern California region was primarily attributable to the resolution and declining balance of nonaccrual loans in this region and a charge-off of $5.3 million on a commercial real estate loan during 2011. The decrease in net loan charge-offs in our Missouri region was primarily attributable to a recovery of $3.2 million on a commercial, financial and agricultural loan during the third quarter of 2012 and charge-offs of $4.1 million on a commercial, financial and agricultural loan and $9.3 million on two real estate construction and development loans during 2011. The decrease in net charge-offs in our Texas Region was primarily attributable to charge-offs of $3.9 million on a commercial, financial and agricultural loan during 2011 in addition to the declining portfolio balance and decrease in nonaccrual loans in this region throughout 2011 and 2012.
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

•	Changes in the aggregate loan balances by loan category;

•
Changes in the identified risk in individual loans in our loan portfolio over time, excluding those homogeneous categories of loans such as consumer and installment loans and residential real estate mortgage loans for which risk ratings are changed based on payment performance;

•	Changes in historical loss data as a result of recent charge-off experience by loan type; and

•
Changes in qualitative factors such as changes in economic conditions, the volume of nonaccrual and potential problem loans by loan category and geographical location, and changes in the value of the underlying collateral for collateral-dependent loans.

The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2012:

	2012		2011		2010		2009		2008
	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans
	(dollars expressed in thousands)
Commercial, financial and agricultural	$13,572	20.8%	$27,243	22.1%	$28,000	23.3%	$42,533	25.6%	$56,592	30.0%
Real estate construction and development	14,434	6.0	24,868	7.6	58,439	10.9	90,006	15.9	72,840	18.3
Real estate mortgage:
One-to-four-family residential loans	38,897	33.7	50,864	27.5	60,762	23.4	78,593	19.4	37,742	18.0
Multi-family residential loans	4,252	3.5	4,851	3.9	5,158	4.0	5,108	3.4	4,243	2.6
Commercial real estate loans	20,048	33.1	29,448	37.3	47,880	36.6	49,189	34.4	47,663	29.8
Consumer and installment	399	0.6	436	0.7	794	0.6	1,019	0.7	342	0.8
Loans held for sale	—	2.3	—	0.9	—	1.2	—	0.6	792	0.5
Total	$91,602	100.0%	$137,710	100.0%	$201,033	100.0%	$266,448	100.0%	$220,214	100.0%
A summary of the allowance for loan losses to loans by category as of December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011
Commercial, financial and agricultural	2.22%	3.76%
Real estate construction and development	8.25	9.95
Real estate mortgage:
One-to-four-family residential loans	3.94	5.64
Multi-family residential loans	4.10	3.81
Commercial real estate loans	2.07	2.40
Consumer and installment	2.08	1.92
Total	3.13	4.19
The changes in the percentage of the allocated allowance for loan losses to loans in these portfolio segments are reflective of changes in the overall level of special mention loans, potential problem loans, performing TDRs and nonaccrual loans within each of these portfolio segments, in addition to other qualitative and quantitative factors. Specifically, the decrease in the percentage of the allowance for loan losses to commercial, financial and agricultural loans is primarily due to the decrease in nonaccrual and potential problem loans to total loans in this category to 3.1% and 1.4%, respectively, at December 31, 2012, as compared to 7.6% and 4.5%, respectively, at December 31, 2011. The decrease in this ratio for real estate construction and development loans is primarily due to the decrease in nonaccrual loans to total loans in this category to 18.4% at December 31, 2012, as compared to 28.5% at December 31, 2011, partially offset by the increase in potential problem loans to total loans in this category to 46.5% at December 31, 2012, as compared to 38.9% at December 31, 2011. The decrease in this ratio for one-to-four family residential loans is primarily due to the decrease in nonaccrual loans and performing TDRs to total loans in this category to 3.6% and 8.1%, respectively, at December 31, 2012, as compared to 4.3% and 9.2%, respectively, at December 31, 2011. The increase in this ratio for multi-family residential loans is primarily due to the increase in nonaccrual loans to total loans to 6.5% at December 31, 2012, as compared to 6.3% at December 31, 2011. The decrease in this ratio for commercial real estate loans is primarily due to the decrease in nonaccrual and potential problem loans to total loans in this category to 1.7% and 1.4%, respectively, at December 31, 2012, as compared to 3.9% and 5.0%, respectively, at December 31, 2011.

Deposits
Deposits are the primary source of funds for First Bank. Our deposits consist principally of core deposits from our local market areas, including individual and corporate customers. The following table sets forth the distribution of our average deposit accounts for the years ended December 31, 2012, 2011 and 2010, and the weighted average interest rates paid on each category of deposits:

	Years Ended December 31,
	2012			2011			2010
	Amount	Percent of Deposits	Rate	Amount	Percent of Deposits	Rate	Amount	Percent of Deposits	Rate
	(dollars expressed in thousands)
Noninterest-bearing demand	$1,305,282	23.4%	—%	$1,166,128	19.7%	—%	$1,148,102	18.1%	—%
Interest-bearing demand	937,971	16.8	0.06	938,758	15.8	0.11	901,685	14.2	0.16
Savings and money market	1,931,146	34.5	0.18	2,054,452	34.7	0.42	2,083,099	32.7	0.67
Time deposits	1,412,838	25.3	0.79	1,766,166	29.8	1.21	2,228,842	35.0	1.79
Total average deposits	$5,587,237	100.0%		$5,925,504	100.0%		$6,361,728	100.0%

Capital and Dividends
On December 31, 2008, the Company issued: (a) 295,400 shares of Class C Fixed Rate Cumulative Perpetual Preferred Stock, par value $1.00 per share, and liquidation preference of $1,000.00 per share; and (b) 14,770 shares of Class D Fixed Rate Cumulative Perpetual Preferred Stock, par value $1.00 per share, and liquidation preference of $1,000.00 per share, to the U.S. Treasury pursuant to the Company’s participation in the CPP program, as further described in “Item 1 —Business – Ownership Structure” and in Note 13 to our consolidated financial statements. The Class C and Class D cumulative perpetual preferred stock qualify as Tier 1 capital. Dividends on our Class C and Class D cumulative perpetual preferred stock, which currently carry annual dividend rates of 5.00% and 9.00%, respectively, were payable quarterly, beginning in February 2009. The dividends on our Class C cumulative perpetual preferred stock of 5.00% increases to 9.00% per annum on and after February 15, 2014.
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
On August 10, 2009, we elected to defer the regularly scheduled interest payments on our outstanding junior subordinated debentures relating to the Company’s $345.0 million of trust preferred securities in accordance with the terms of such securities. The deferral election began with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009, as further described in Note 12 to our consolidated financial statements. Under the terms of such securities, we may defer such payments for up to 20 consecutive quarterly periods without triggering a payment default or penalty. Such payment default or penalty would likely have a material adverse effect on our business, financial condition or results of operations. We have deferred such payments for 14 quarterly periods as of December 31, 2012. We have deferred $43.8 million of our regularly scheduled interest payments as of December 31, 2012, and in conjunction with these deferred interest payments, we also accrued and deferred additional interest expense of $3.9 million as of December 31, 2012. The current 20 consecutive quarterly deferral period ends with the respective payment dates of the trust preferred securities in September and October 2014. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. During the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures.
We also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009, as further described in Note 13 to our consolidated financial statements. We have deferred such payments for 14 quarterly periods as of December 31, 2012. Prior to August 10, 2009, we declared and paid $6.0 million of dividend payments on our Class C Preferred Stock and our Class D Preferred Stock. We subsequently declared and deferred an additional $51.7 million and $4.6 million of regularly scheduled dividend payments on our Class C Preferred Stock and our Class D Preferred Stock, respectively, as of December 31, 2012, and, in conjunction with these deferred dividend payments, we also declared and deferred an additional $4.8 million and $808,000 of cumulative dividends on our deferred Class C Preferred Stock and Class D Preferred Stock dividend payments, respectively, as of December 31, 2012.

Effective August 10, 2009, we also suspended the declaration of dividends on our Class A Convertible, Adjustable Rate Preferred Stock and our Class B Adjustable Rate Preferred Stock. Prior to that time, we declared and paid relatively small dividends on our Class A and Class B preferred stock.
The Company’s and First Bank’s capital ratios at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
First Bank:
Total Capital Ratio	17.18%	14.98%
Tier 1 Ratio	15.92	13.70
Leverage Ratio	9.13	8.19
First Banks, Inc.:
Total Capital Ratio	2.57	1.88
Tier 1 Ratio	1.28	0.94
Leverage Ratio	0.73	0.56
First Bank was categorized as well capitalized at December 31, 2012 and 2011 under the prompt corrective action provisions of the regulatory capital standards. The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2012 and 2011. First Bank’s and our actual and required capital ratios are further described in Note 14 to our consolidated financial statements. First Bank’s Tier 1 capital to total assets ratio of 9.20% at December 31, 2012 exceeded the 7.00% minimum level required under the terms of the informal agreement with the MDOF. As previously discussed under “Item 1 —Business – Recent Developments and Other Matters – Capital Plan,” in August 2009, we announced the adoption of our Capital Plan, in order to, among other things, preserve and enhance our regulatory capital. The successful completion of all or any portion of our Capital Plan is not assured, and no assurance can be made that our Capital Plan will not be materially modified in the future. If we are not able to complete substantially all of our Capital Plan, our regulatory capital ratios may be materially and adversely affected and our ability to withstand continued adverse economic conditions could be threatened.
As of December 31, 2012, we had 13 affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. As further described in Note 12 to our consolidated financial statements, the sole assets of the statutory and business trusts are our junior subordinated debentures. A summary of the outstanding trust preferred securities issued by our affiliated statutory and business trusts, and our related junior subordinated debentures issued to the respective trusts in conjunction with the trust preferred securities offerings as of December 31, 2012, is as follows:

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
For regulatory reporting purposes, the trust preferred securities are eligible for inclusion, subject to certain limitations, in our Tier 1 and Tier 2 capital. Because of these limitations, as of December 31, 2012, $333.3 million of trust preferred securities were not eligible for inclusion in our Tier 1 capital. Of the $333.3 million not eligible for inclusion in our Tier 1 capital, $23.4 million was eligible for inclusion in our Tier 2 capital and $309.9 million was not eligible for inclusion in our Tier 2 capital.
On June 7, 2012, the Federal Reserve approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and First Bank, as further described in “Item 1 —Business – Supervision and Regulation – Regulatory Capital Standards and Proposed Basel III Regulatory Capital Reforms.” The proposed rules implement Basel III and changes required by the Dodd-Frank Act, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which, such as trust preferred securities, would be phased out over time. The proposed rules will eliminate trust preferred securities as a form of Tier 1 capital and will begin amortizing down the Tier 1 capital treatment of trust preferred securities over 10 years beginning on January 1, 2013 with full phase-out of these instruments occurring on January 1, 2022 for all insured depository institutions and bank holding companies with assets over $500 million. The proposed rules will require the Tier 1 capital treatment of trust preferred securities to be amortized over three years beginning on January 1, 2013 with full phaseout occurring on January 1, 2016 for bank holding companies with assets of $15 billion or more.
In January, 2011, we, the holder of 100% of the outstanding common stock of First Preferred Capital Trust IV, or the Trust, successfully completed a consent solicitation from the holders of the 8.15% cumulative trust preferred securities of the Trust, and entered into certain amendments that were approved in the consent solicitation. We solicited the consents in order to increase our capital planning flexibility under the terms of the documents and the provisions of the indentures, guarantee agreements and trust agreements relating to our other tranches of trust preferred securities. The amendments provide an opportunity for the Company to seek to improve its capital position and decrease its level of indebtedness during a period in which it is deferring interest payments in accordance with the terms of the indenture. Thus, as a result of the successful completion of the consent solicitation, the Company believes it is better positioned to consider certain potential capital planning strategies to improve the regulatory capital ratios of First Banks, Inc. and further strengthen the Company’s overall financial position.
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

•
Maintaining an Asset Liability Committee, or ALCO, responsible to our Board of Directors and Executive Management, to review the overall interest rate risk management activity and approve actions taken to reduce risk;

•	Employing a financial simulation model to determine our exposure to changes in interest rates;

•	Coordinating the lending, investing and deposit-generating functions to control the assumption of interest rate risk; and

•	Utilizing various financial instruments, including derivatives, to offset inherent interest rate risk should it become excessive.
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
We are “asset-sensitive,” indicating that our assets would generally re-price with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 7.0% of net interest income, based on assets and liabilities at December 31, 2012. At December 31, 2012, we remain in an asset-sensitive position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve, as projected in our simulation model, are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with the effect of significant declines in interest rates that began in late 2007 and continued throughout 2008 and 2009 to historically low levels that remain prevalent in the current marketplace, and the overall level of our nonperforming assets, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.
We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of December 31, 2012, adjusted to account for anticipated prepayments:

	Three Months or Less	Over Three through Six Months	Over Six through Twelve Months	Over One through Five Years	Over Five Years	Total
	(dollars expressed in thousands)
Interest-earning assets:
Loans (1)	$1,536,011	220,242	333,443	747,482	93,569	2,930,747
Investment securities	157,460	177,317	234,036	1,348,763	757,704	2,675,280
FRB and FHLB stock	27,329	—	—	—	—	27,329
Short-term investments	404,005	—	—	—	—	404,005
Total interest-earning assets	$2,124,805	397,559	567,479	2,096,245	851,273	6,037,361
Interest-bearing liabilities:
Interest-bearing demand deposits	$370,247	230,153	150,100	110,073	140,093	1,000,666
Money market deposits	1,606,543	—	—	—	—	1,606,543
Savings deposits	46,534	38,322	32,847	46,534	109,491	273,728
Time deposits	378,858	296,730	351,749	257,289	101	1,284,727
Other borrowings	26,025	—	—	—	—	26,025
Subordinated debentures	282,480	—	—	—	71,653	354,133
Total interest-bearing liabilities	$2,710,687	565,205	534,696	413,896	321,338	4,545,822
Interest-sensitivity gap:
Periodic	$(585,882)	(167,646)	32,783	1,682,349	529,935	1,491,539
Cumulative	(585,882)	(753,528)	(720,745)	961,604	1,491,539
Ratio of interest-sensitive assets to interest-sensitive liabilities:
Periodic	0.78	0.70	1.06	5.06	2.65	1.33
Cumulative	0.78	0.77	0.81	1.23	1.33

(1)	Loans are presented net of net deferred loan fees.
Management made certain assumptions in preparing the foregoing table. These assumptions included:

•	Loans will repay at projected repayment rates;

•	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

•	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and

•	Fixed maturity deposits will not be withdrawn prior to maturity.
A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.
We were in an overall asset-sensitive position of $1.49 billion, or 22.9% of our total assets at December 31, 2012. We were in an overall liability-sensitive position on a cumulative basis through the twelve-month time horizon of $720.7 million, or 11.1% of our total assets at December 31, 2012.
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

The derivative financial instruments we held as of December 31, 2012 and 2011 are summarized as follows:

	December 31,
	2012		2011
	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure
	(dollars expressed in thousands)
Interest rate swap agreements	$—	—	50,000	—
Customer interest rate swap agreements	12,149	115	47,240	441
Interest rate lock commitments	59,932	1,837	38,985	1,381
Forward commitments to sell mortgage-backed securities	107,700	—	58,800	—
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
The earnings associated with our derivative instruments reflect the interest rate environment during these periods as well as the overall level of our derivative instruments throughout these periods. For the year ended December 31, 2010, we realized net interest income on our derivative financial instruments of $5.7 million, comprised of amortization associated with a deferred gain on the previous termination of certain of our interest rate swap agreements. In December 2008, we terminated certain of our interest rate swap agreements that were designated as cash flow hedges on certain of our loans, and recorded a gain of $20.8 million, in aggregate, which was being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates of September 2009 and September 2010.
We recorded net losses on derivative instruments, which are included in noninterest income in the consolidated statements of operations, of $40,000, $193,000 and $2.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The net losses on derivative instruments were attributable to changes in the fair value and the net interest differential on our interest rate swap agreements previously designated as cash flow hedges on our junior subordinated debentures. In 2009, we recorded a cumulative fair value adjustment of $4.6 million on our interest rate swap agreements designated as cash flow hedges on our junior subordinated debentures that was reclassified from accumulated other comprehensive loss to net loss on derivative instruments as a result of the discontinuation of hedge accounting treatment following the announcement of the deferral of interest payments on the underlying trust preferred securities in August 2009. In conjunction with the discontinuation of hedge accounting, the net interest differential on these interest rate swap agreements, which was previously recorded as interest expense on junior subordinated debentures in the consolidated statements of operations, was recorded as a net reduction of noninterest income effective August 2009. We have no remaining interest rate swap agreements at December 31, 2012 with the exception of customer interest rate swap agreements.
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
As a financial intermediary, we are subject to liquidity risk. We closely monitor our liquidity position through our Liquidity Management Committee and we continue to implement actions deemed necessary to maintain an appropriate level of liquidity in light of ongoing unstable market conditions, changes in loan funding needs, operating and debt service requirements, current deposit trends and events that may occur in conjunction with our Capital Plan. We continue to seek opportunities to improve our overall liquidity position, and we maintain an efficient collateral management process that allows us to maximize our overall collateral position related to our alternative borrowing sources. In conjunction with our liquidity management process, we analyze and manage short-term and long-term liquidity through an ongoing review of internal funding sources, projected cash flows from loans, securities and customer deposits, internal and competitor deposit pricing structures and maturity profiles of current borrowing sources. We utilize planning, management reporting and adverse stress scenarios to monitor sources and uses of funds on a daily basis to assess cash levels to ensure adequate funds are available to meet normal business operating requirements and to supplement liquidity needs to meet unusual demands for funds that may result from an unexpected change in customer deposit levels or potential planned or unexpected liquidity events that may arise from time to time.

First Bank has built a significant amount of available balance sheet liquidity since 2009 in anticipation of the expected completion of certain transactions associated with our Capital Plan, as further described under “Item 1 —Business – Recent Developments and Other Matters – Capital Plan.” We continue to maintain a significant amount of available balance sheet liquidity, as reflected by the increase in our cash and short-term investments and our investment securities portfolio during 2012, in anticipation of the expected completion of the sale of a portion of our Florida branches in the second quarter of 2013 and to provide funds for future loan growth initiatives to offset the impact of the decrease in nonaccrual loans, problem loans and other loan relationships, as previously discussed. Our cash and cash equivalents were $518.8 million and $473.1 million at December 31, 2012 and 2011, respectively. The majority of funds were maintained in our correspondent bank account with the FRB. The increase in our cash and cash equivalents of $45.7 million is further discussed under “—Financial Condition.”
Our unpledged investment securities increased $180.8 million to $2.42 billion at December 31, 2012, compared to $2.24 billion at December 31, 2011, and are mostly comprised of highly liquid and readily marketable available-for-sale securities. The combined level of cash and cash equivalents and unpledged investment securities provided us with total available liquidity of $2.94 billion and $2.71 billion at December 31, 2012 and 2011, respectively. As such, despite significant cash outflows to support transactions associated with our Capital Plan and the prepayment of $720.0 million of secured term borrowings during 2010, we have maintained available liquidity of $2.94 billion, or 45.2% of total assets, at December 31, 2012 and $2.71 billion, or 41.1% of total assets, at December 31, 2011. Our ability to maintain strong liquidity was achieved by a substantial shift in our balance sheet from loans to short-term investments and investment securities while substantially maintaining our deposit levels, exclusive of transactions resulting from our Capital Plan and planned reductions in higher-rate, single-service time deposits in recent periods. Our loan-to-deposit ratio decreased to 53.4% at December 31, 2012 from 58.4% at December 31, 2011, while the ratio of our cash and cash equivalents and investment securities to total assets increased to 49.1% at December 31, 2012 from 44.5% at December 31, 2011.
On September 28, 2012, we purchased $141.0 million of seasoned, performing one-to-four-family residential real estate loans from another financial institution in an effort to deploy a portion of our substantial balance sheet liquidity into higher earning alternatives that began contributing to net interest margin in the fourth quarter of 2012. The loan purchase was partially funded through the sale of certain available-for-sale investment securities, as previously discussed.
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
During 2012, we reduced our aggregate funds acquired from other sources of funds by $110.4 million to $486.8 million at December 31, 2012, from $597.2 million at December 31, 2011. These other sources of funds include certificates of deposit of $100,000 or more and other borrowings, which are comprised of daily securities sold under agreements to repurchase. The decrease was attributable to a reduction in certificates of deposit of $100,000 or more of $85.3 million and a decrease in our daily repurchase agreements of $25.1 million. The reduction in certificates of deposit of $100,000 or more was primarily attributable to a planned reduction of higher rate, single-service certificate of deposit relationships in an effort to utilize a portion of our current available liquidity and improve First Bank’s leverage ratio. The following table presents the maturity structure of these other sources of funds at December 31, 2012:

	Certificates of Deposit of $100,000 or More	Other Borrowings	Total
	(dollars expressed in thousands)
Three months or less	$137,982	26,025	164,007
Over three months through six months	108,062	—	108,062
Over six months through twelve months	125,281	—	125,281
Over twelve months	89,466	—	89,466
Total	$460,791	26,025	486,816
In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency liquidity purposes. Advances drawn on First Bank’s established borrowing relationship require the prior approval of the FRB. First Bank did not have any FRB borrowings outstanding at December 31, 2012 or 2011.

First Bank also has a borrowing relationship with the FHLB. First Bank’s borrowing capacity through its relationship with the FHLB was approximately $363.2 million and $370.7 million at December 31, 2012 and 2011, respectively. The borrowing relationship is secured by one-to-four-family residential, multi-family residential and commercial real estate loans. The reduction in First Bank’s borrowing capacity with the FHLB during 2012 primarily resulted from the corresponding decrease in the loan portfolio during this period, as further described under “—Loans and Allowance for Loan Losses.” First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. All borrowing requests require approval from the FHLB. First Bank did not have any FHLB advances outstanding at December 31, 2012 or 2011.
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
First Banks, Inc. First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company’s liquidity position is affected by dividends received from its subsidiaries and the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the Company (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, and proceeds the Company raises through the issuance of debt and/or equity instruments, if any. The Company’s unrestricted cash totaled $2.7 million and $2.8 million at December 31, 2012 and 2011, respectively. The Company had restricted cash of $2.0 million at December 31, 2011, which became unrestricted in February 2012.
In March 2011, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America Limited Partnership, or Investors of America, LP, as further described in Note 11 and Note 20 to our consolidated financial statements. The agreement provided for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which had an interest rate of LIBOR plus 300 basis points, was intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses. There were no balances outstanding under this borrowing arrangement during the period from its inception in March 2011 to its maturity date on December 31, 2012.
On March 20, 2013, the Company entered into a new Revolving Credit Note and a Stock Pledge Agreement with Investors of America, LP, as further described in Note 25 to our consolidated financial statements. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of March 31, 2014 and an interest rate of LIBOR plus 300 basis points, is intended to supplement, on a contingent basis, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses should the parent company’s existing cash resources become insufficient in the future.
We cannot be assured of our ability to access future liquidity through debt markets. As further described under “Item 1A – Risk Factors,” the Company’s ability to access debt markets on terms satisfactory to us will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control, and on our financial performance.
Additional long-term funding is provided by our junior subordinated debentures, as further described in Note 12 to our consolidated financial statements. As of December 31, 2012, we had 13 affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. The sole assets of the statutory and business trusts are our junior subordinated debentures.
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

•
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

•	We deem it advisable, or are required by regulatory authorities, to use cash maintained by the Company to support the capital position of First Bank;

•
First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so. As discussed above, First Bank has no outstanding borrowings at December 31, 2012, with the exception of $26.0 million of daily repurchase agreements utilized by customers as an alternative deposit product, and has substantial borrowing capacity through its relationship with the FHLB, as previously discussed; or

•	The Company has difficulty raising cash through the future issuance of debt or equity instruments or by accessing additional sources of credit.
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
Other Commitments and Contractual Obligations. We have entered into long-term leasing arrangements and other commitments and contractual obligations in conjunction with our ongoing operating activities. The required payments under such leasing arrangements, other commitments and contractual obligations at December 31, 2012 were as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total (1)
	(dollars expressed in thousands)
Operating leases (2)	$8,979	12,880	7,679	12,765	42,303
Certificates of deposit (3)	1,026,809	230,363	27,454	101	1,284,727
Other borrowings	26,025	—	—	—	26,025
Subordinated debentures (4)	—	—	—	354,133	354,133
Preferred stock issued under the CPP (4) (5)	—	—	—	310,170	310,170
Other contractual obligations	474	7	2	—	483
Total	$1,062,287	243,250	35,135	677,169	2,017,841

(1)
Amounts exclude ASC Topic 740 unrecognized tax liabilities of $1.1 million and related accrued interest expense of $116,000 for which the timing of payment of such liabilities cannot be reasonably estimated as of December 31, 2012.

(2)
Amounts exclude operating leases associated with discontinued operations of $1.0 million, $2.1 million, $1.8 million and $2.9 million for less than 1 year, 1-3 years, 3-5 years and over 5 years, respectively, or a total of $7.8 million.

(3)	Amounts exclude the related accrued interest expense on certificates of deposit of $540,000 as of December 31, 2012.

(4)
Amounts exclude the accrued interest expense on junior subordinated debentures and the accrued dividends declared on preferred stock issued under the CPP of $47.9 million and $61.9 million, respectively, as of December 31, 2012. As further described under “Item 1 —Business – Supervision and Regulation – Regulatory Agreements,” we currently may not make any distributions of interest or other sums on our junior subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.

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
Our annual impairment testing date for goodwill and other intangible assets is December 31. In addition, a goodwill impairment assessment is performed if an event occurs or circumstances change that would make it more likely than not that the fair value of our single reporting unit is below its carrying value. We have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that our indefinite-lived intangible assets are impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible assets are impaired, then we are not required to take further action. However, if we conclude otherwise, then we are required to determine the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test by comparing the fair value with the carrying amount. We also have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test but will be able to resume performing the qualitative assessment in any subsequent period. The goodwill impairment test is a two-step process which requires us to make assumptions regarding fair value. Our policy allows management to make the determination of fair value using internal cash flow models or by engaging independent third parties. The first step consists of estimating the fair value of the reporting unit using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates, and comparable marketplace fair value data from within a comparable industry grouping. We compare the estimated fair value of our reporting unit to the carrying value, which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value to compute the goodwill impairment amount, if any. Although we believe our estimates of fair value are reasonable, many of the factors used in assessing fair value and the allocation of estimated fair value to the assets and liabilities of our reporting unit are outside the control of management, and it is reasonably likely that assumptions and estimates may change in future periods. These changes may result in future impairment that may materially affect the carrying value of our assets and our results of operations.
Due to the ongoing uncertainty regarding market conditions, which may continue to negatively impact the performance of our reporting unit, management will continue to monitor the goodwill impairment indicators and evaluate the carrying amount of our goodwill, if necessary. Events and circumstances that could trigger the need for interim impairment testing include:

•	A significant change in legal factors or in the business climate;

•	An adverse action or assessment by a regulator;

•	Unanticipated competition;

•	A loss of key personnel;

•	A more-likely-than-not expectation that our reporting unit or a significant portion of our reporting unit will be sold or otherwise disposed of; and

•	The testing for recoverability of a significant asset group within a reporting unit.
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
In May 2011, the FASB issued ASU 2011-04 - Fair Value Measurement (ASC Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value and common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards, or IFRS. This ASU eliminates wording differences used to describe the requirements for measuring fair value and for disclosure information about fair value measurements between GAAP and IFRS, clarifies the application of existing fair value measurement requirements, and changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The provisions of this ASU were effective for interim and annual periods beginning on or after December 15, 2011, and should be applied prospectively. We adopted the requirements of this ASU on January 1, 2012, which did not have a material impact on our consolidated financial statements or results of operations or the disclosures presented in our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 - Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income. This ASU requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments of this ASU were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and were required to be applied retrospectively. We adopted the requirements of this ASU on January 1, 2012 and presented the components of net income and other comprehensive income in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12 - Comprehensive Income (ASC Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05 that deferred the provisions in ASU 2011-05 related to the presentation of reclassification adjustments out of accumulated other comprehensive income to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. This ASU reinstated the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of ASU 2011-05, and did not have an material impact on our consolidated financial statements or results of operations.
In February 2013, the FASB issued ASU 2013-02 - Comprehensive Income (ASC Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide, either on the face of the statement where net income is presented or in the notes to financial statements, information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to include significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. Amounts not required under GAAP to be reclassified in their entirety to net income are required to be cross-referenced to other disclosures required under GAAP that provide additional detail on those amounts. The amendments of this ASU are effective for interim and annual periods beginning after December 15, 2012, and are required to be applied prospectively. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements or results of operations.
In September 2011, the FASB issued ASU 2011-08 - Intangibles - Goodwill and Other (ASC Topic 350) - Testing of Goodwill for Impairment. ASU 2011-08 amends ASC Topic 350 to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011. We adopted the requirements of this ASU on January 1, 2012, which did not have a material impact on our consolidated financial statements or results of operations.
In July 2012, the FASB issued ASU 2012-02 - Intangibles - Goodwill and Other (Topic 350) -Testing Indefinite-Lived Intangible Assets for Impairment. The provisions of this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other Than Goodwill. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements or results of operations.
In October 2012, the FASB issued ASU 2012-06 - Business Combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. Under this ASU, when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and, subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). This ASU is effective for interim and annual periods beginning after December 15, 2012, and is required to be applied prospectively. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The quantitative and qualitative disclosures about market risk are included under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk Management” appearing on pages 57 through 59 of this report.
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
The financial statements and supplementary data appear on pages 79 through 134 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on the criteria established in COSO’s Internal Control – Integrated Framework.

This annual report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm.
Item 9B. Other Information
On March 20, 2013, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America, LP, a limited partnership that was created by and for the benefit of the Company’s Chairman and members of his immediate family. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs, as further described in Note 11 and Note 25 to our consolidated financial statements, which descriptions are incorporated herein by reference to Exhibits 10.15 and 10.16 of this report.
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

Name	Age	Director Since	Principal Occupation(s) During Last Five Years and Directorships of Public Companies
James F. Dierberg	75	1979
Chairman of the Board of Directors of First Banks, Inc. since 1988; Chief Executive Officer of First Banks, Inc. from 1988 to April 2003; President of First Banks, Inc. from 1979 to 1992 and from 1994 to October 1999.

Terrance M. McCarthy	58	2003
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

Allen H. Blake (1)	70	2008
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

James A. Cooper (1)(2)	57	2008
Senior Managing Partner of Thompson Street Capital Partners, a private equity firm with investments in middle-market manufacturing, service and distribution businesses, in St. Louis, Missouri, since 2000; Director of Thermon Group Holdings, Inc. and Thermon Holding Corporation from April 2010 to May 2012. The Board and voting shareholders considered these qualifications, in addition to his investment management expertise, financial expertise and stature in the local community, in making a determination that Mr. Cooper should be a nominee for director of the Company.

Michael J. Dierberg (3)	42	2011
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

John S. Poelker (1)(4)	70	2011
President of The Poelker Consultancy, Inc., a corporation that provides strategic and financial management advisory and consulting services to the banking industry and other financial services companies, since 2005; Executive Vice President and Chief Financial Officer of State Bank Financial Corporation, a bank holding company in Atlanta, Georgia, from March 2011 to October 2011; Chief Executive Officer of Beach First National Bank in Myrtle Beach, South Carolina, from February 2010 to April 2010; President and Chief Executive Officer of State Bank of Georgia in Fayetteville, Georgia, from December 2009 to February 2010; President and Chief Executive Officer of Georgian Bancorporation and Georgian Bank in Atlanta, Georgia, from July 2009 to September 2009; Executive Vice President and Chief Financial Officer of Old National Bancorp in Evansville, Indiana, from 1998 to 2005; Director of First Charter Corporation from 2006 to 2008; Director of Capmark Financial Group, Inc. since September 2011.

(continued)

Name	Age	Director Since	Principal Occupation(s) During Last Five Years and Directorships of Public Companies
Guy Rounsaville, Jr. (2)(4)	69	2011
Former Director of Diversity at Allen Matkins Leck Gamble Mallory & Natsis LLP, a law firm based in California, from September 2009 to June 2012; Deputy General Counsel of Bank of America from October 2007 to March 2008; General Counsel and Corporate Secretary of LaSalle Bank Corporation and ABN AMRO’s North American Region from November 2006 to October 2007; Executive Vice President and General Counsel of VISA International from 2001 to October 2006; General Counsel of Wells Fargo Bank, N.A. and Wells Fargo & Company from 1969 to 1998; Director of Medley Capital Corporation from 2010 to November 2011; Director of Tri-Valley Bank; Director of United American Bank.

David L. Steward (2)	61	2000
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

Douglas H. Yaeger (1)	64	2000
Prior to Mr. Yaeger’s retirement on February 1, 2012, Mr. Yaeger served in the following positions: Chairman of the Board of Directors, President and Chief Executive Officer of The Laclede Group, Inc., an exempt public utility holding company in St. Louis, Missouri, since its inception in October 2000; Chairman of the Board of Directors, President and Chief Executive Officer of Laclede Gas Company since 1999. The Board and voting shareholders considered these qualifications, in addition to his financial expertise, public company managerial experience and stature in the local community, in making a determination that Mr. Yaeger should be a nominee for director of the Company.

(1)	Member of the Audit Committee. Mr. John S. Poelker serves as Chairman of the Audit Committee and the Audit Committee Financial Expert.

(2)	Member of the Compensation Committee. Mr. James A. Cooper serves as Chairman of the Compensation Committee.

(3)
Mr. Michael J. Dierberg is the son of Mr. James F. Dierberg and was appointed an executive officer of the Company effective January 25, 2013. See Item 12. Security Ownership of Certain Beneficial Owners and Management.

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
The members of the Audit Committee as of March 26, 2013 were Messrs. Blake, Cooper, Poelker and Yaeger. Mr. Poelker serves as Chairman of the Audit Committee and the Audit Committee Financial Expert.
Compensation Committee. In accordance with the requirements of the EESA, as amended by the ARRA, the Board of Directors maintains a Compensation Committee comprised solely of directors determined to be independent. The members of the Compensation Committee as of March 26, 2013 were Messrs. Cooper, Rounsaville and Steward. Mr. Cooper serves as Chairman of the Compensation Committee. The Compensation Committee, governed by a written charter adopted by the Board of Directors, oversees the compensation of the executive officers of the Company and reviews compensation and benefit packages and programs for the Company’s employees generally and reviews the Company’s compliance with the requirements of the EESA and regulations thereunder.
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
The Audit Committee reviewed with the Independent Registered Public Accounting Firm, who is responsible for planning and carrying out a proper audit and expressing an opinion on the conformity of our audited consolidated financial statements with U.S. generally accepted accounting principles, their judgments as to the acceptability of the accounting principles we use, and such other matters as are required to be discussed with the Audit Committee by Statement on Auditing Standards No. 114, The Auditor’s Communication With Those Charged With Governances. In addition, the Audit Committee discussed with the Independent Registered Public Accounting Firm its independence from management and the Company, including the matters required by Public Company Accounting Oversight Board, or PCAOB, Rule 3526, Communication with Audit Committees Concerning Independence, and the Audit Committee considered the compatibility of non-audit services provided by the Independent Registered Public

Accounting Firm with the firm’s independence. KPMG LLP has provided the Audit Committee with the written disclosures and letter required by Standard No. 1 of the Independence Standards Board.
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
In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Annual Report on Form 10-K as of and for the year ended December 31, 2012 for filing with the SEC.

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

Executive Officers
Our executive officers, each of whom was elected to the office(s) indicated by the Board of Directors, as of March 26, 2013, were as follows:

Name	Age	Current First Banks, Inc. Office(s) Held	Principal Occupation(s) During Last Five Years
James F. Dierberg	75	Chairman of the Board of Directors.	See “Item 10 – Directors, Executive Officers and Corporate Governance – Board of Directors.”

Terrance M. McCarthy	58	President, Chief Executive Officer and Director; Chairman of the Board of Directors, President and Chief Executive Officer of First Bank.	See “Item 10 – Directors, Executive Officers and Corporate Governance – Board of Directors.”

Michael J. Dierberg (1)	42	Vice Chairman of the Board of Directors.	See “Item 10 – Directors, Executive Officers and Corporate Governance – Board of Directors.”

F. Christopher McLaughlin	59	Executive Vice President; Director of Retail Banking and Director of Sales, Marketing and Products; Executive Vice President, Director of Retail Banking and Director of First Bank.
Executive Vice President, Director of Retail Banking and Director of Sales, Marketing and Products of First Banks, Inc. and First Bank since April 2007; Executive Vice President and Director of Sales, Marketing and Products of First Banks, Inc. and First Bank from September 2003 to March 2007; Director of First Bank since October 2004.

Gary S. Pratte	65	Executive Vice President and Chief Credit Officer; Executive Vice President, Chief Credit Officer and Director of First Bank.
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

Lisa K. Vansickle	45	Executive Vice President and Chief Financial Officer; Executive Vice President, Chief Financial Officer, Secretary and Director of First Bank.
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

(1)	Mr. Michael J. Dierberg was appointed an executive officer of the Company effective January 25, 2013. See Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 11. Executive Compensation
Compensation Discussion and Analysis. The compensation program of the Company and its affiliates (collectively referred to only in this Item 11 as the “Company”) is reflective of its ownership structure and its participation in the CPP under the EESA. As outlined in the stock ownership table included in “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” all of our voting stock is owned by various trusts, established by and administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board, and members of his immediate family, including Mr. Michael J. Dierberg, our Vice Chairman. Therefore, we do not use equity awards in our compensation program. As a participant in the CPP, we are subject to certain corporate governance and executive compensation standards applicable to all CPP participants as required by the ARRA and rules adopted thereunder, as further described below.
Capital Purchase Program – Executive Compensation and Governance Requirements. As a result of our participation in the CPP, we became subject to certain restrictions on executive compensation set forth in Section 111 of the EESA and the Purchase Agreement entered into by the Company and the U.S. Treasury. Subsequently, the ARRA was signed into law and included a provision that amended Section 111 of the EESA and directed the U.S. Treasury to establish specified standards on executive compensation and corporate governance. The U.S. Treasury published its Interim Final Rule on TARP Standards for Compensation and Corporate Governance (sometimes referred to as the Interim Final Rule). As amended, Section 111 of the EESA and the Interim Final Rule established the following standards applicable to the Company as a result of its participation in the CPP (“CPP Rules”):

•
A prohibition on paying bonuses, retention awards and incentive compensation, other than pursuant to certain preexisting employment contracts, to our named executive officers identified in the Summary Compensation Table, below (the “Senior Executive Officers” or “SEOs”), and the ten next most highly-compensated employees;

•	A prohibition on the payment of “golden parachute payments” to our SEOs and the five next most highly compensated employees upon their termination of employment or a change in control of the Company;

•
A requirement to “clawback” any bonus, retention award or incentive compensation paid to an SEO and/or any of the twenty (20) next most highly compensated employees if such bonus, retention award, or incentive compensation was based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate;

•	A requirement to establish a policy on luxury or excessive expenditures;

•	A prohibition on deducting more than $500,000 in annual compensation paid to each of the SEOs;

•	A prohibition on tax gross-ups to the SEOs and the twenty (20) next most highly compensated employees;

•
A requirement to disclose to the U.S. Treasury any perquisite with a total value for the year in excess of $25,000 paid or provided to an SEO or any of the twenty (20) next most highly compensated employees;

•
A requirement to disclose to the U.S. Treasury whether the Company, Board or Compensation Committee has retained a compensation consultant and the types of services provided by the consultant and its affiliates, whether or not such services were compensation-related;

•
A requirement that the Compensation Committee evaluate and review with our senior risk officers at least every six (6) months the SEO compensation plans to limit any features in such plans that would encourage SEOs to take “unnecessary and excessive risks” that could threaten the value of the Company;

•
A requirement that the Compensation Committee review at least every six (6) months the Company’s employee compensation plans to identify and eliminate any provisions in such plans that encourage the manipulation of reported earnings to enhance the compensation of any employee;

•
A requirement that the Compensation Committee evaluate and review with our senior risk officers at least every six (6) months the risks involved in the Company’s employee compensation plans and how to limit the risks posed to the Company by such plans;

•	A requirement that the Compensation Committee provide a certification that it has conducted the foregoing reviews; and

•	A requirement that the Chief Executive Officer and the Chief Financial Officer provide written certifications of compliance with all of the foregoing requirements.
The SEOs for 2012 were the named executive officers identified in the Company’s Form 10-K for the fiscal year ended December 31, 2011, and were Messrs. James F. Dierberg, Terrance M. McCarthy, F. Christopher McLaughlin, Gary S. Pratte, and Ms. Lisa K. Vansickle. The SEOs for 2013 are the named executive officers identified in the Summary Compensation Table, below. The CPP Rules apply during the period in which any of the CPP capital securities remain outstanding and held by the U.S. Treasury. The Company has entered into agreements with each of the named executive officers under which the officer acknowledges and agrees to the relevant compensation restrictions set forth under the CPP Rules.
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
The Compensation Committee and management intend to monitor the Company’s overall compensation program to determine what actions may be necessary to continue to fulfill its compensation objectives while complying with the CPP Rules which have effectively eliminated performance based incentives for our SEOs and the ten (10) next most highly compensated employees. Historically, the Company, as a family owned company, has compensated its executive officers conservatively while maintaining key talent without using extravagant compensation packages or perquisites to reward executive officers. The Compensation Committee intends to continue to apply these long-held philosophies in setting future compensation within the limits of the CPP Rules and any other applicable regulations.
Salary. The base salaries of the executive officers are generally established in March of each year and are dependent upon the evaluation of certain factors and, in part, on subjective considerations. The level of base salaries of executive officers is designed to reward the officer’s performance based upon an evaluation of the following factors: (i) the performance of the Company and the achievement of corporate goals and objectives, considering general business and industry conditions, among other factors, and the contributions of specific executives towards the overall performance; (ii) each executive officer’s areas of responsibility and the Company’s performance in those areas; and (iii) the level of compensation paid to comparable executives by other financial institutions of comparable size in the market areas in which we operate to ensure we maintain a competitive compensation package. Our corporate goals and objectives provide particular measurements to which the Compensation Committee and executive management assign significance, such as net income, organic and external growth in target market areas, expense control, net interest margin, credit quality, and regulatory examination results. In 2012, the Compensation Committee considered these factors and suggestions of the Chairman of the Board and the Chief Executive Officer, without assigning a specific weight to any particular factor, and evaluated the appropriate base salary and related annual salary increases of the SEOs. Base salaries of executive officers are reviewed on an ongoing basis and are generally adjusted on an annual basis, and may be further adjusted periodically as a result of significant changes in responsibility, employment market conditions, and other factors.
The challenge for management and the Board of Directors is to motivate, retain and reward key personnel through the current economic environment with compensation tools limited by the CPP Rules while recognizing the Company’s performance. Mr. Dierberg receives a fee of $144,000 for serving as Chairman of the Board of Directors. The base salary of Mr. McCarthy, which was increased in 2011 by 15.0% due to the significance of his responsibilities, was increased by 5.2% in 2012. The base salaries of Ms. Vansickle, Mr. McLaughlin and Mr. Pratte were increased in 2012 by 6.3%, 3.8% and 3.6%, respectively.
Bonuses. The CPP Rules prohibit paying bonuses to the SEOs and the next ten (10) most highly compensated employees, and in compliance with this prohibition, the compensation structure for the SEOs and the next ten (10) most highly compensated employees does not contemplate payment of bonuses. The SEOs have not received a bonus since 2007, except Mr. Pratte who received awards in 2008 and 2009 under incentive plans that Mr. Pratte participated in prior to the time he became a named executive officer. Mr. Pratte’s participation in those incentive plans terminated at the time he became a named executive officer.
Deferred Compensation. We offer the opportunity to defer a portion of compensation under a Nonqualified Deferred Compensation Plan, or NQDC Plan, to the executive officers and other key employees to promote retention by providing a long-term savings opportunity on a tax-deferred basis. We elected to suspend the availability of deferrals under the NQDC Plan in 2010 and 2011 but reinstated the availability of such deferrals beginning in January 2012. Although the NQDC Plan allows the Company to credit the accounts of any participant with discretionary contributions, no such discretionary contributions have been made since the NQDC Plan’s inception. The Company has not and will not make any discretionary contributions to the accounts of the SEOs and the next ten (10) most highly compensated employees during the period the Company is subject to the CPP Rules because such contributions are considered “bonus payments” and therefore prohibited.
Executive Compensation. The following table sets forth certain information regarding compensation earned by the named executive officers for the years ended December 31, 2012, 2011 and 2010:
SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary (1)	Bonus (1)	All Other Compensation (2)		Total (1)
James F. Dierberg	2012	$—	—	149,800	(3)	149,800
Chairman of the Board of Directors	2011	—	—	149,800	(3)	149,800
	2010	—	—	144,000	(3)	144,000

Terrance M. McCarthy	2012	593,700	—	10,000		603,700
President and Chief Executive Officer	2011	556,200	—	9,800		566,000
	2010	500,000	—	—		500,000

Lisa K. Vansickle	2012	250,600	—	9,700		260,300
Executive Vice President and Chief Financial Officer	2011	237,500	—	9,500		247,000
	2010	230,000	—	—		230,000

F. Christopher McLaughlin	2012	267,100	—	10,000		277,100
Executive Vice President, Director of Retail Banking,	2011	257,500	—	9,800		267,300
and Director of Sales, Marketing and Products	2010	250,000	—	—		250,000

Gary S. Pratte	2012	282,100	—	9,900		292,000
Executive Vice President and Chief Credit Officer	2011	273,700	—	9,800		283,500
	2010	227,700	—	—		227,700

(1)
Salary and bonus reported for Ms. Vansickle and Messrs. Dierberg, McCarthy, McLaughlin and Pratte did not include any amounts deferred in our NQDC Plan, except as further described herein. Salary and bonus reported for Mr. McCarthy for 2012 include amounts deferred in our NQDC Plan of $59,400, as further described below and in Note 21 to our consolidated financial statements. Earnings by the named executive officers on their NQDC Plan balances did not include any above-market or preferential earnings.

(2)
All other compensation reported reflects 401(k) employer match contributions, as further described in Note 21 to our consolidated financial statements, with the exception of the amounts reported for Mr. Dierberg, as further described below. The Company did not offer employer matching contributions in 2010.

(3)	All other compensation reported for Mr. Dierberg for 2012, 2011 and 2010 reflects director compensation of $144,000 and 401(k) employer match contributions of $5,800 for 2012 and 2011.

Nonqualified Deferred Compensation. Officers that meet certain position and base salary criteria and non-employee directors are eligible to participate in our NQDC Plan. Participants are allowed to defer, on an annual basis, up to 25% of their salary and up to 100% of their bonus payments, and hypothetically invest in various investment options available in the NQDC Plan that are selected by the participant and may be changed by the participant at any time. These investment options mirror the investment options that we offer through our 401(k) plan and include various investment funds such as equity funds, international stock funds, capital appreciation funds, money market funds, bond funds, mid-cap value funds and growth funds. However, as previously discussed, we suspended the availability of deferrals to the NQDC Plan in 2010 and 2011 but reinstated the availability of such deferrals beginning in January 2012.
The NQDC Plan allows for us to credit the deferred compensation accounts of any participant with discretionary contributions; however, we have not made any such discretionary contributions under the NQDC Plan since its inception. Any such contributions, if made, would vest over a five-year period. Earnings or losses on participant account balances resulting from the participant’s investment choices are credited or charged to the participant accounts on a monthly basis. We recognize these earnings or losses in our consolidated statements of operations on a monthly basis. In the event of retirement, payment of the vested portion of the participant’s deferred compensation account balance is either made through a single lump sum payment or annual payments over five or ten years, subject to election by the participant. Payment of the vested portion of the participant’s deferred compensation account balance is made through a single lump sum payment in the event the participant terminates his or her employment for reasons other than retirement.
The following table sets forth certain information regarding nonqualified deferred compensation earned by the named executive officers for the year ended December 31, 2012:
NONQUALIFIED DEFERRED COMPENSATION TABLE

Name and Principal Position(s)	Executive Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year (2)	Aggregate Withdrawals / Distributions in Last Fiscal Year	Aggregate Balance at December 31, 2012 (3)
James F. Dierberg	$—	69,400	—	532,700
Chairman of the Board of Directors

Terrance M. McCarthy	59,400	102,900	—	978,400
President and Chief Executive Officer

Lisa K. Vansickle	—	5,700	—	48,600
Executive Vice President and Chief Financial Officer

Gary S. Pratte	—	6,900	—	85,200
Executive Vice President and Chief Credit Officer

(1)
All executive contributions represent the deferral of base salary and/or bonus payments reflected in the “Summary Compensation Table.” We did not make any discretionary contributions under the NQDC Plan as of and for the year ended December 31, 2012. In addition, Mr. McLaughlin has not elected to participate in the NQDC Plan.

(2)	Earnings by the named executive officers on their NQDC Plan balances did not include any above-market or preferential earnings.

(3)
Represents deferrals of cash consideration from prior years, as previously reported as compensation in the Company’s previously filed Annual Reports on Form 10-K, and the cumulative earnings on the original deferred amounts and the participant’s 2012 activity.

Potential Payments upon Termination. Upon termination of employment, the executive officers will receive payments of the vested portion of the executive’s deferred compensation account balance under our NQDC Plan as previously described above.

Compensation of Directors. The following table sets forth compensation earned by the named directors for the year ended December 31, 2012:
DIRECTOR COMPENSATION TABLE

Name	Total Fees Earned or Paid in Cash
James F. Dierberg (1)	$144,000
Allen H. Blake (2)	46,000
James A. Cooper (3)	36,000
John S. Poelker (4)(7)	37,750
Guy Rounsaville, Jr. (5)(7)	33,000
David L. Steward	27,000
Douglas H. Yaeger (6)	36,250

(1)	Director compensation for Mr. Dierberg is also included in the “Summary Compensation Table.”

(2)	Mr. Blake received fees of $31,000 for the Company’s board and committee meetings attended and fees of $15,000 for First Bank board and committee meetings attended.

(3)	Mr. Cooper serves as Chairman of the Compensation Committee.

(4)	Mr. John S. Poelker was elected Chairman of the Audit Committee on January 27, 2012 and also serves as the Audit Committee Financial Expert.

(5)	Mr. Guy Rounsaville, Jr. was elected to the Compensation Committee on January 27, 2012.

(6)	Mr. Yaeger served as Chairman of the Audit Committee and the Audit Committee Financial Expert until January 27, 2012.

(7)	Excludes reimbursement of travel expenses.
Mr. James F. Dierberg received an annual fee of $144,000, paid semi-monthly, for his service as Chairman of the Board of Directors during 2012. Messrs. Michael Dierberg and McCarthy do not receive remuneration other than salary for serving on our Board of Directors. Mr. Michael Dierberg was appointed as an executive officer of the Company, effective January 25, 2013. Directors who are neither our employees nor employees of any of our subsidiaries receive cash remuneration for their services as directors. Non-employee directors received a fee of $3,000 for each Board meeting attended, a fee of $3,750 per calendar quarter as a retainer for their service as members of the Board of Directors and a fee of $1,000 for each Audit Committee and Compensation Committee meeting attended. In addition, the Chairmen of the Audit Committee and Compensation Committee received a fee of $5,000 for their service as Chairmen. Mr. Blake, as a non-employee Director of First Bank, also received a fee of $1,000 for each monthly First Bank Board meeting attended and a fee of $500 for each monthly meeting attended of the Company’s Enterprise Risk Management Committee. The Enterprise Risk Management Committee is a committee of the Company’s management in which Mr. Blake and Mr. Michael Dierberg participate.
Prior to 2010 and beginning in January 2012, our non-employee directors were also eligible to defer payment of all or a portion of their compensation through contributions to our NQDC Plan. Earnings by the directors on their NQDC Plan balances did not include any above-market or preferential earnings. Our directors do not receive any other compensation, and there are no arrangements for amounts to be paid to directors upon resignation or any other termination of such director or a change in control of the Company. The Audit Committee, the Compensation Committee and the Compliance Committee are currently the only committees of our Board of Directors.
Compensation Committee Interlocks and Insider Participation. The Compensation Committee is comprised solely of independent directors and no members of the Compensation Committee are current or former officers or employees of the Company. See further information regarding transactions with related parties in Note 20 to our consolidated financial statements appearing on pages 128 through 129 of this report.
Compensation Committee Report.
The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed such with management. Based on such review and discussions, the Compensation Committee recommended the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2012 for filing with the SEC.
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

Review of Risk Associated with Compensation Plans. Our senior risk officers conducted two assessments of our compensation plans in 2012 and reviewed and discussed each assessment and the compensation plans with the Compensation Committee. The senior risk officers recommended, and the Compensation Committee approved such recommendation, that the review of all compensation plans maintained by the Company focus on incentive based compensation plans. The senior risk officers, with the approval of the Compensation Committee, reviewed the Company’s non-incentive based compensation plans, such as the Company’s NQDC Plan, and broad-based welfare and benefit plans that do not discriminate in scope and terms of operation and determined that such plans do not present opportunities for employees to take excessive and unnecessary risks.
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
Employee Compensation Plans. The Company maintains and administers multiple compensation and bonus plans for employees of the Company. The bonus plans reward employees, other than the SEOs and the next ten (10) most highly compensated employees, for measurable performance throughout the Company. These bonus plans are reviewed on a regular basis and have terms and conditions that enable us to adjust potential payments based on management’s discretion and consideration of certain factors, including, but not limited to, credit quality. Although the “clawback” requirement under the CPP Rules, discussed above, affects only the SEOs and the twenty (20) next most highly compensated employees, we have ensured that all compensation plans provide the Company a clawback right in the event incentive compensation is paid based upon incorrect or fraudulent information. We also require that any new compensation plans are risk assessed and approved by our Enterprise Risk Management Committee comprised of certain directors and executive officers. In addition, to address the risk of potentially encouraging employees to focus on short-term results rather than long-term value creation, we continue to evaluate, and where practical, implement an extended payment schedule for our compensation plans.
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
David L. Steward

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of March 26, 2013, certain information with respect to the beneficial ownership of all classes of our capital stock by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of the respective classes of our stock:

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

1.
Each of the above-named trustees and beneficial owners are United States citizens, and the business address for each such individual is 135 North Meramec, Clayton, Missouri 63105. Mr. James F. Dierberg, our Chairman of the Board, and Mrs. Mary W. Dierberg, are husband and wife, and Messrs. James F. Dierberg II and Michael J. Dierberg, our Vice Chairman, and Ms. Ellen D. Milne, are their adult children.

2.	Due to the relationship between Mr. James F. Dierberg, his wife and their children, Mr. Dierberg is deemed to share voting and investment power over these shares.

3.	Due to the relationship between Mr. James F. Dierberg, his wife and First Bank, Mr. Dierberg is deemed to share voting and investment power over these shares.

4.	Convertible into common stock, based on the appraised value of the common stock at the date of conversion.

5.	Sole voting and investment power.

6.
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

The following table sets forth, as of March 26, 2013, certain information with respect to the beneficial ownership of all classes of the capital securities of our subsidiary, FB Holdings, by each of our directors and named executive officers:

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
Loans to directors, their affiliates and executive officers of the Company at December 31, 2011 included a $15.6 million multi-family real estate loan to a limited liability company which was 50% owned by the brother-in-law of Mr. Douglas H. Yaeger, a director of the Company. The loan had been paid as agreed and was not reported as past due, nonaccrual or restructured as of December 31, 2011. However, based on then current economic and financial considerations, management had classified this loan as special mention in our loan watch list as of December 31, 2011. On September 28, 2012, the then current balance of $15.4 million was repaid in full. Loans to directors, their affiliates and executive officers of the Company at December 31, 2011 also included two credit relationships aggregating $1.2 million to companies which were approximately 16% owned by the brother-in-law of Mr. Yaeger, including a $328,000 credit relationship that was 60 - 89 days past due. Both loans had been classified by management as problem loans in our loan watch list as of December 31, 2011 and were subsequently placed on nonaccrual status during 2012. On December 14, 2012, First Bank sold these nonaccrual loans for an aggregate purchase price of $785,000 to a company partially owned by the brother-in-law of Mr. Yaeger.
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
Transactions with related parties, including transactions with affiliated persons and entities, are described in Note 20 to our consolidated financial statements on pages 128 through 129 of this report, which descriptions are incorporated by reference herein, and in Note 11 and Note 25 to our consolidated financial statements.
Director Independence. Our Board of Directors has determined that Messrs. Allen H. Blake, James A. Cooper, John S. Poelker, Guy Rounsaville, Jr., David L. Steward and Douglas H. Yaeger have no material relationship with us and each is independent. Our Audit Committee of the Board of Directors and our Compensation Committee are comprised solely of independent directors. In order to be considered independent, our Board of Directors must determine that a director does not have any direct or indirect material relationship with us as provided under the rules of the NYSE. In making such a determination, the Board of Directors considers all relationships between us, or any of our subsidiaries, and the director, or any of his immediate family members, or any entity with which the director or any of his immediate family members is affiliated by reason of being a partner, officer or significant shareholder thereof. In assessing the independence of our directors, the Board of Directors considered all relationships between us and our directors based primarily upon responses of the directors to questions posed through a directors’ and officers’ questionnaire. The Board of Directors considered each of the related person transactions discussed above in making its independence determination.
The Company has preferred securities of only one of its capital trusts listed on the NYSE and, pursuant to the General Application section of NYSE Rule 303A, is not subject to NYSE Rule 303A.01 requiring a majority of independent directors. Messrs. James

F. Dierberg, Michael J. Dierberg and Terrance M. McCarthy are not independent because they are each current executive officers of the Company.
Item 14. Principal Accounting Fees and Services
Fees of Independent Registered Public Accounting Firm
During 2012 and 2011, KPMG LLP served as our Independent Registered Public Accounting Firm and provided services to our affiliates and us. The following table sets forth fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements and other audit services in 2012 and 2011:

	2012	2011
Audit fees (1)	$633,000	583,500
Audit related fees	—	—
Tax fees (2)	62,532	31,309
All other fees	—	—
Total	$695,532	614,809

(1)
For 2012 and 2011, audit fees include the audit of the consolidated financial statements of the Company, as well as services provided for reporting requirements under FDICIA and mortgage banking activities, which are included in the audit fees of the Company, as these services are closely related to the audit of the Company’s consolidated financial statements. Audit fees also include other accounting and reporting consultations. On an accrual basis, audit fees for 2012 and 2011 were $598,000 and $578,500, respectively.

(2)	For 2012 and 2011, tax fees consist of tax filing, compliance and other advisory services.
Policy Regarding the Approval of Independent Auditor Provision of Audit and Non-Audit Services
Consistent with the SEC requirements regarding auditor independence, the Audit Committee recognizes the importance of maintaining the independence, in fact and appearance, of our independent auditors. As such, the Audit Committee has adopted a policy for pre-approval of all audit and permissible non-audit services provided by our independent auditors. Under the policy, the Audit Committee, or its designated member, must pre-approve services prior to commencement of the specified service. The requests for pre-approval are submitted to the Audit Committee or its designated member by the Director of Risk Management and Audit with a statement as to whether in his/her view the request is consistent with the SEC’s rules on auditor independence. The Audit Committee reviews the pre-approval requests and the fees paid for such services at their regularly scheduled quarterly meetings or at special meetings.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements and Supplementary Data – The financial statements and supplementary data filed as part of this Report are included in Item 8.

	2.	Financial Statement Schedules – These schedules are omitted for the reason they are not required or are not applicable.

	3.	Exhibits – The exhibits are listed in the index of exhibits required by Item 601 of Regulation S-K at Item (b) below and are incorporated herein by reference.

(b)	The index of required exhibits is included beginning on page 138 of this Report.

(c)	Not Applicable.

FIRST BANKS, INC. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
First Banks, Inc.:
We have audited the accompanying consolidated balance sheets of First Banks, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banks, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

St. Louis, Missouri
March 26, 2013

FIRST BANKS, INC. CONSOLIDATED BALANCE SHEETS

(dollars expressed in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents:
Cash and due from banks	$114,841	101,822
Short-term investments	404,005	371,318
Total cash and cash equivalents	518,846	473,140
Investment securities:
Available for sale	2,043,727	2,457,887
Held to maturity (fair value of $637,024 and $13,424, respectively)	631,553	12,817
Total investment securities	2,675,280	2,470,704
Loans:
Commercial, financial and agricultural	610,301	725,195
Real estate construction and development	174,979	249,987
Real estate mortgage	2,060,131	2,255,332
Consumer and installment	19,262	23,596
Loans held for sale	66,133	31,111
Net deferred loan fees	(59)	(942)
Total loans	2,930,747	3,284,279
Allowance for loan losses	(91,602)	(137,710)
Net loans	2,839,145	3,146,569
Federal Reserve Bank and Federal Home Loan Bank stock	27,329	27,078
Bank premises and equipment, net	127,520	137,199
Goodwill and other intangible assets	125,267	125,267
Deferred income taxes	29,042	19,121
Other real estate and repossessed assets	91,995	129,896
Other assets	67,996	73,026
Assets of discontinued operations	6,706	6,913
Total assets	$6,509,126	6,608,913
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,327,183	1,225,622
Interest-bearing demand	1,000,666	899,114
Savings and money market	1,880,271	1,964,905
Time deposits of $100 or more	460,791	546,045
Other time deposits	823,936	987,369
Total deposits	5,492,847	5,623,055
Other borrowings	26,025	51,170
Subordinated debentures	354,133	354,057
Deferred income taxes	36,182	26,261
Accrued expenses and other liabilities	144,269	115,962
Liabilities of discontinued operations	155,711	174,737
Total liabilities	6,209,167	6,345,242
STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding	291,757	288,203
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	12,480
Retained deficit	(179,513)	(183,351)
Accumulated other comprehensive income	45,259	16,066
Total First Banks, Inc. stockholders’ equity	206,304	169,719
Noncontrolling interest in subsidiary	93,655	93,952
Total stockholders’ equity	299,959	263,671
Total liabilities and stockholders’ equity	$6,509,126	6,608,913
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars expressed in thousands, except share and per share data)

	Years Ended December 31,
	2012	2011	2010
Interest income:
Interest and fees on loans	$143,765	184,593	281,654
Investment securities:
Taxable	56,547	45,172	24,612
Nontaxable	287	481	595
Federal Reserve Bank and Federal Home Loan Bank stock	1,146	1,416	2,063
Short-term investments	820	1,634	3,544
Total interest income	202,565	233,296	312,468
Interest expense:
Deposits:
Interest-bearing demand	569	1,023	1,409
Savings and money market	3,535	8,577	13,959
Time deposits of $100 or more	4,153	8,068	15,257
Other time deposits	7,002	13,233	24,539
Other borrowings	(18)	15	7,844
Subordinated debentures	14,847	13,623	13,012
Total interest expense	30,088	44,539	76,020
Net interest income	172,477	188,757	236,448
Provision for loan losses	2,000	69,000	214,000
Net interest income after provision for loan losses	170,477	119,757	22,448
Noninterest income:
Service charges on deposit accounts and customer service fees	36,197	39,101	42,370
Gain on loans sold and held for sale	12,931	5,176	9,516
Net gain on investment securities	1,306	5,335	8,315
Decrease in fair value of servicing rights	(5,475)	(7,652)	(5,558)
Loan servicing fees	7,403	8,271	8,783
Other	13,844	11,963	15,066
Total noninterest income	66,206	62,194	78,492
Noninterest expense:
Salaries and employee benefits	77,788	79,518	84,101
Occupancy, net of rental income	21,911	23,887	26,675
Furniture and equipment	11,498	11,781	13,802
Postage, printing and supplies	2,721	2,777	3,379
Information technology fees	22,446	25,804	27,745
Legal, examination and professional fees	8,890	12,215	13,818
Amortization of intangible assets	—	3,024	3,292
Advertising and business development	2,125	1,868	1,479
FDIC insurance	12,436	16,103	21,664
Write-downs and expenses on other real estate and repossessed assets	18,672	22,983	44,662
Other	26,831	30,286	58,022
Total noninterest expense	205,318	230,246	298,639
Income (loss) from continuing operations, before (benefit) provision for income taxes	31,365	(48,295)	(197,699)
(Benefit) provision for income taxes	(139)	(10,654)	4,114
Net income (loss) from continuing operations, net of tax	31,504	(37,641)	(201,813)
(Loss) income from discontinued operations, net of tax	(5,523)	(6,459)	3,562
Net income (loss)	25,981	(44,100)	(198,251)
Less: net loss attributable to noncontrolling interest in subsidiary	(297)	(2,950)	(6,514)
Net income (loss) attributable to First Banks, Inc.	$26,278	(41,150)	(191,737)
Preferred stock dividends declared and undeclared	18,886	17,908	16,980
Accretion of discount on preferred stock	3,554	3,466	3,381
Net income (loss) available to common stockholders	$3,838	(62,524)	(212,098)

Basic and diluted earnings (loss) per common share from continuing operations	$395.64	(2,369.48)	(9,114.61)
Basic and diluted (loss) earnings per common share from discontinued operations	(233.42)	(272.98)	150.54
Basic and diluted earnings (loss) per common share	$162.22	(2,642.46)	(8,964.07)

Weighted average shares of common stock outstanding	23,661	23,661	23,661
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars expressed in thousands)

	Years Ended December 31,
	2012	2011	2010

Net income (loss)	$25,981	(44,100)	(198,251)
Other comprehensive income:
Unrealized gains on available-for-sale investment securities, net of tax	17,420	22,676	4,764
Reclassification adjustment for available-for-sale investment securities gains included in net income (loss), net of tax	(758)	(3,461)	(5,378)
Amortization of net unrealized gain associated with reclassification of available-for-sale investment securities to held-to-maturity investment securities, net of tax	(913)	—	—
Reclassification adjustment for deferred tax asset valuation allowance on investment securities	15,014	(119)	(331)
Change in unrealized gains on derivative instruments, net of tax	—	—	(3,734)
Reclassification adjustment for deferred tax asset valuation allowance on derivative instruments	—	—	4,806
Amortization of net loss related to pension liability, net of tax	(911)	(413)	(4)
Reclassification adjustment for deferred tax asset valuation allowance on pension liability	(659)	(299)	23
Other comprehensive income	29,193	18,384	146
Comprehensive income (loss)	55,174	(25,716)	(198,105)
Comprehensive loss attributable to noncontrolling interest in subsidiary	(297)	(2,950)	(6,514)
Comprehensive income (loss) attributable to First Banks, Inc.	$55,471	(22,766)	(191,591)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY THREE YEARS ENDED DECEMBER 31, 2012

(dollars expressed in thousands)

	First Banks, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity

Balance, January 1, 2010	$311,762	5,915	12,480	91,271	(2,464)	103,416	522,380
Net loss	—	—	—	(191,737)	—	(6,514)	(198,251)
Other comprehensive income	—	—	—	—	146	—	146
Accretion of discount on preferred stock	3,381	—	—	(3,381)	—	—	—
Preferred stock dividends declared	—	—	—	(16,980)	—	—	(16,980)
Balance, December 31, 2010	315,143	5,915	12,480	(120,827)	(2,318)	96,902	307,295
Net loss	—	—	—	(41,150)	—	(2,950)	(44,100)
Other comprehensive income	—	—	—	—	18,384	—	18,384
Accretion of discount on preferred stock	3,466	—	—	(3,466)	—	—	—
Preferred stock dividends declared	—	—	—	(17,908)	—	—	(17,908)
Balance, December 31, 2011	318,609	5,915	12,480	(183,351)	16,066	93,952	263,671
Net income	—	—	—	26,278	—	(297)	25,981
Other comprehensive income	—	—	—	—	29,193	—	29,193
Accretion of discount on preferred stock	3,554	—	—	(3,554)	—	—	—
Preferred stock dividends declared	—	—	—	(18,886)	—	—	(18,886)
Balance, December 31, 2012	$322,163	5,915	12,480	(179,513)	45,259	93,655	299,959
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars expressed in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss) attributable to First Banks, Inc.	$26,278	(41,150)	(191,737)
Net loss attributable to noncontrolling interest in subsidiary	(297)	(2,950)	(6,514)
Less: net (loss) income from discontinued operations	(5,523)	(6,459)	3,562
Net income (loss) from continuing operations	31,504	(37,641)	(201,813)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	12,079	13,445	16,537
Amortization of intangible assets	—	3,024	3,292
Amortization and accretion of investment securities	17,412	11,934	6,267
Originations of loans held for sale	(470,119)	(274,254)	(396,855)
Proceeds from sales of loans held for sale	442,476	301,343	385,109
Provision for loan losses	2,000	69,000	214,000
(Benefit) provision for current income taxes	(32)	181	(437)
Provision (benefit) for deferred income taxes	6,638	(23,521)	(70,845)
(Decrease) increase in deferred tax asset valuation allowance	(6,745)	12,686	75,396
Decrease in accrued interest receivable	4,000	3,884	5,732
Increase in accrued interest payable	12,106	7,890	4,079
Gain on loans sold and held for sale	(12,931)	(5,176)	(9,516)
Net gain on investment securities	(1,306)	(5,335)	(8,315)
Decrease in fair value of servicing rights	5,475	7,652	5,558
Write-downs on other real estate and repossessed assets	14,510	16,922	34,680
Other operating activities, net	4,356	20,945	11,785
Net cash provided by operating activities – continuing operations	61,423	122,979	74,654
Net cash used in operating activities – discontinued operations	(5,241)	(6,626)	(5,083)
Net cash provided by operating activities	56,182	116,353	69,571
Cash flows from investing activities:
Net cash paid for sale of assets and liabilities of discontinued operations, net of cash and cash equivalents sold	—	(51,339)	(1,400,472)
Cash paid for sale of branches, net of cash and cash equivalents sold	—	(16,256)	(8,408)
Proceeds from sales of investment securities available for sale	315,238	283,713	249,209
Maturities and calls of investment securities available for sale	684,639	341,179	189,887
Maturities and calls of investment securities held to maturity	107,061	1,660	2,418
Purchases of investment securities available for sale	(1,296,857)	(1,587,313)	(1,419,739)
Purchases of investment securities held to maturity	—	(3,450)	—
Net (purchases) redemptions of Federal Reserve Bank and Federal Home Loan Bank stock	(251)	3,043	34,955
Proceeds from sales of commercial loans	55,081	65,867	107,414
Cash paid for purchase of one-to-four-family residential real estate loans	(141,048)	—	—
Net decrease in loans	367,233	884,010	1,309,598
Recoveries of loans previously charged-off	29,962	22,304	52,102
Purchases of bank premises and equipment	(5,906)	(5,170)	(4,024)
Net proceeds from sales of other real estate and repossessed assets	48,531	65,398	108,321
Proceeds from termination of bank-owned life insurance policy	—	—	25,957
Other investing activities, net	295	2,109	3,621
Net cash provided by (used in) investing activities – continuing operations	163,978	5,755	(749,161)
Net cash (used in) provided by investing activities – discontinued operations	(92)	3,030	50,052
Net cash provided by (used in) investing activities	163,886	8,785	(699,109)

FIRST BANKS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Increase (decrease) in demand, savings and money market deposits	118,479	(86,668)	83,838
Decrease in time deposits	(248,687)	(528,795)	(189,783)
Repayments of Federal Home Loan Bank advances	—	—	(600,000)
(Decrease) increase in other borrowings	(25,145)	19,416	(134,958)
Net cash used in financing activities – continuing operations	(155,353)	(596,047)	(840,903)
Net cash used in financing activities – discontinued operations	(19,009)	(51,709)	(50,052)
Net cash used in financing activities	(174,362)	(647,756)	(890,955)
Net increase (decrease) in cash and cash equivalents	45,706	(522,618)	(1,520,493)
Cash and cash equivalents, beginning of year	473,140	995,758	2,516,251
Cash and cash equivalents, end of year	$518,846	$473,140	$995,758

Supplemental disclosures of cash flow information:
Cash paid for interest on liabilities	$17,982	$36,649	$71,941
Cash received for income taxes	(661)	(239)	(1,873)
Noncash investing and financing activities:
Reclassification of investment securities from available for sale to held to maturity	$729,142	$—	$—
Loans transferred to other real estate and repossessed assets	24,223	$69,941	$158,889
Bank premises and equipment transferred to other real estate and repossessed assets	—	6,537	—
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
Certain reclassifications of 2011 and 2010 amounts have been made to conform to the 2012 presentation, including the reclassification of the Company’s investment in the common securities of its various affiliated statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities, as further described in Note 12 to the consolidated financial statements. The investment in the common securities of the Trusts was reclassified from available-for-sale investment securities to other assets and the dividend income accrued on the common securities of the Trusts was reclassified from interest income on investment securities to other income. The reclassifications were applied retrospectively to all periods presented.
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
The Company operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; FB Holdings, LLC (FB Holdings); Small Business Loan Source LLC; ILSIS, Inc.; FBIN, Inc.; SBRHC, Inc.; HVIIHC, Inc.; FBSA Missouri, Inc.; FBSA California, Inc.; NT Resolution Corporation; and LC Resolution Corporation. All of the subsidiaries are wholly owned as of December 31, 2012, except FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, as further described in Note 20 to the consolidated financial statements. FB Holdings is included in the consolidated financial statements with the noncontrolling ownership interest reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiary” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, reported as “net loss attributable to noncontrolling interest in subsidiary” in the consolidated statements of operations.
Significant Accounting Policies:
Cash and Cash Equivalents. Cash, due from banks and short-term investments, which include federal funds sold and interest-bearing deposits, are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows. Interest-bearing deposits were $404.0 million and $371.3 million at December 31, 2012 and 2011, respectively. The Company did not have any federal funds sold outstanding at December 31, 2012 and 2011. First Bank is required to maintain certain daily reserve balances on hand in accordance with regulatory requirements. These reserve balances maintained in accordance with such requirements were $14.6 million and $13.1 million at December 31, 2012 and 2011, respectively.
Federal Reserve Bank and Federal Home Loan Bank Stock. First Bank is a member of the Federal Reserve Bank of St. Louis (FRB) system and the Federal Home Loan Bank (FHLB) system and maintains investments in FRB and FHLB stock. These investments are recorded at cost, which represents redemption value. The investment in FRB stock is maintained at a minimum of 6% of First Bank’s capital stock and capital surplus. The investment in FHLB of Des Moines stock is maintained at an amount equal to 0.12% of First Bank’s total assets as of December 31 of the preceding year, up to a maximum of $10.0 million, plus 4.45% of advances. Investments in FRB and FHLB of Des Moines stock were $19.4 million and $7.9 million, respectively, at December 31, 2012, and $18.3 million and $8.8 million, respectively, at December 31, 2011.
Investment Securities. The classification of investment securities as available for sale or held to maturity is determined at the date of purchase. Investment securities designated as available for sale, which represent any security that the Company has no immediate plan to sell but which may be sold in the future under different circumstances, are stated at fair value. Realized gains and losses are included in noninterest income, based on the amortized cost of the individual security sold. Unrealized gains and losses, net of related income tax effects, are recorded in accumulated other comprehensive income (loss). All previous fair value adjustments included in the separate component of accumulated other comprehensive income (loss) are reversed upon sale. Premiums and

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

discounts incurred relative to the par value of securities purchased are amortized or accreted, respectively, on the level-yield method taking into consideration the level of current and anticipated prepayments. Investment securities designated as held to maturity, which represent any security that the Company has the positive intent and ability to hold to maturity, are stated at cost, net of amortization of premiums and accretion of discounts computed on the level-yield method taking into consideration the level of current and anticipated prepayments. Any reclassification of available-for-sale investment securities to held-to-maturity investment securities are recorded at fair value, and the gross unrealized gain or loss on available-for-sale investment securities at the time of transfer is recorded as additional premium or discount on the securities and amortized over the remaining lives of the respective securities. A decline in the fair value of any available-for-sale or held-to-maturity investment security below its carrying value that is deemed to be other than temporary results in a reduction in the cost basis of the carrying value to fair value. The other-than-temporary impairment, which is not expected to be reversed, is charged to noninterest income and a new cost basis is established. When determining other-than-temporary impairment, consideration is given as to whether the Company has the ability and intent to hold the investment security until a market price recovery and whether evidence indicating the carrying value of the investment security is recoverable outweighs evidence to the contrary.
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

•
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

•
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

•
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

•
Interest Rate Lock Commitments. Commitments to originate loans for subsequent sale in the secondary market (interest rate lock commitments), which primarily consist of commitments to originate fixed rate residential mortgage loans, are recorded at fair value. Fair values are based upon quoted market prices. The value of loan servicing rights is also incorporated

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

into fair value measurements for mortgage loan commitments. Changes in the fair value of interest rate lock commitments are recognized in noninterest income on a monthly basis.

•
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
Goodwill and Other Intangible Assets. Goodwill and other intangible assets primarily consist of goodwill and, prior to December 31, 2011, core deposit intangibles. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested at least annually for impairment. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company amortized its core deposit intangibles on a straight-line basis over the estimated periods to be benefited, which had been estimated at five to seven years.
The Company has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible assets are impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the indefinite-lived intangible assets are impaired, then the Company is not required to take further action. However, if the Company concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The Company also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The Company will be able to resume performing the qualitative assessment in any subsequent period.
The goodwill impairment test is a two-step process which requires the Company to make assumptions regarding fair value. The Company’s policy allows management to make the determination of fair value using internal cash flow models or by engaging independent third parties. The first step consists of estimating the fair value of the reporting unit using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates, and comparable marketplace fair value data from within a comparable industry grouping. The Company compares the estimated fair value of its reporting unit to the carrying value, which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value to compute the goodwill impairment amount, if any. Adverse changes in the economic environment, operations of the reporting unit, or other factors could result in a decline in the implied fair value of goodwill which could result in future goodwill impairment. See Note 6 to the consolidated financial statements for further discussion.
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
NOTE 2 - DISCONTINUED OPERATIONS
Discontinued Operations. The assets and liabilities associated with the transactions described (and defined) below were previously reported in the First Bank segment and were sold, or are expected to be sold, as part of the Company’s Capital Optimization Plan (Capital Plan). The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities associated with the Northern Florida Region as of December 31, 2012 and 2011, and to the operations of First Bank’s Northern Florida, Northern Illinois, Chicago and Texas Regions, in addition to the operations of WIUS and MVP, for the years ended December 31, 2012, 2011 and 2010, as applicable. The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations. All financial information in the consolidated financial statements and notes to the consolidated financial statements is reported on a continuing operations basis, unless otherwise noted.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Northern Florida Region. On November 21, 2012, First Bank entered into a Branch Purchase and Assumption Agreement that provides for the sale of certain assets and the transfer of certain liabilities associated with eight of First Bank’s retail branches located in Pinellas County, Florida to HomeBanc National Association (HomeBanc), headquartered in Lake Mary, Florida. Under the terms of the agreement, HomeBanc is to assume approximately $133.4 million of deposits, purchase the premises and equipment and assume the leases associated with these eight retail branches. The transaction, which is subject to certain closing conditions, is expected to be completed during the second quarter of 2013. The transaction is not expected to result in a significant gain or loss.
First Bank also announced its intention to close its two retail branches in Hillsborough County and its single retail branch located in Pasco County. The closure of these three Northern Florida retail branches is also expected to be completed during the second quarter of 2013. The eight branches being sold and three branches being closed are collectively defined as the Northern Florida Region. The assets and liabilities associated with the Northern Florida Region are reflected in assets and liabilities of discontinued operations in the consolidated balance sheets as of December 31, 2012 and 2011.
First Bank intends to continue to hold and operate its remaining eight retail branches in Manatee County’s communities of Bradenton, Palmetto and Longboat Key, Florida. These eight branches were previously reported as discontinued operations but were reclassified to continuing operations during the fourth quarter of 2012. The related assets and liabilities associated with these eight retail branches were reclassified from assets and liabilities of discontinued operations to continuing operations in the consolidated balance sheets as of December 31, 2012 and 2011. Upon reclassification of the assets of these branches from assets of discontinued operations to continuing operations, the assets were recorded at the lower of their carrying amount and their fair value at the time of the Company’s change in its intent to continue to hold and operate the branches. As a result of the Company’s change in its intent to hold and operate these branches, the Company recorded a write-down of $2.3 million during the fourth quarter of 2012 associated with a fair value adjustment on the premises and equipment of these branches, which is included in other noninterest expense in the consolidated statements of operations.
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
WIUS, Inc. and WIUS of California, Inc. On December 3, 2009, First Bank and Universal Premium Acceptance Corporation, predecessor to WIUS, Inc., and its wholly owned subsidiary, WIUS of California, Inc. (collectively, WIUS), entered into a Purchase and Sale Agreement that provided for the sale of certain assets and the transfer of certain liabilities of WIUS to PFS Holding Company, Inc., Premium Financing Specialists, Inc., Premium Financing Specialists of California, Inc. and Premium Financing Specialists of the South, Inc. (collectively, PFS). Under the terms of the agreement, PFS purchased $141.3 million of loans as well as certain other assets, including premises and equipment, associated with WIUS, and assumed certain other liabilities associated with WIUS upon completion of the transaction on December 31, 2009. In conjunction with this transaction, WIUS sold $1.5 million of additional loans to PFS on February 26, 2010. On August 31, 2010, First Bank sold all of the capital stock of WIUS to an unrelated third party for a purchase price of $100,000, which resulted in a loss of $29,000 during the third quarter of 2010.
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
Assets and liabilities of discontinued operations at December 31, 2012 and 2011 were as follows:

	December 31, 2012	December 31, 2011
	Florida	Florida
	(dollars expressed in thousands)
Cash and due from banks	$1,139	1,018
Total loans	—	—
Bank premises and equipment, net	4,837	5,165
Goodwill and other intangible assets	700	700
Other assets	30	30
Assets of discontinued operations	$6,706	6,913
Deposits:
Noninterest-bearing demand	$12,488	9,103
Interest-bearing demand	10,480	8,198
Savings and money market	67,686	86,983
Time deposits of $100 or more	27,034	24,242
Other time deposits	37,964	46,123
Total deposits	155,652	174,649
Other borrowings	—	12
Accrued expenses and other liabilities	59	76
Liabilities of discontinued operations	$155,711	174,737

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Loss from discontinued operations, net of tax, for the year ended December 31, 2012 was as follows:

Florida
(dollars expressed in thousands)
Year ended December 31, 2012:
Interest income:
Interest and fees on loans	$—
Interest expense:
Interest on deposits	972
Net interest loss	(972)
Provision for loan losses	—
Net interest loss after provision for loan losses	(972)
Noninterest income:
Service charges and customer service fees	467
Other	13
Total noninterest income	480
Noninterest expense:
Salaries and employee benefits	2,279
Occupancy, net of rental income	1,760
Furniture and equipment	278
Legal, examination and professional fees	5
FDIC insurance	358
Other	351
Total noninterest expense	5,031
Loss from operations of discontinued operations	(5,523)
Benefit for income taxes	—
Net loss from discontinued operations, net of tax	$(5,523)
Loss from discontinued operations, net of tax, for the year ended December 31, 2011 was as follows:

	Florida	Northern Illinois	Total
	(dollars expressed in thousands)
Year ended December 31, 2011:
Interest income:
Interest and fees on loans	$—	895	895
Interest expense:
Interest on deposits	2,160	261	2,421
Net interest (loss) income	(2,160)	634	(1,526)
Provision for loan losses	—	—	—
Net interest (loss) income after provision for loan losses	(2,160)	634	(1,526)
Noninterest income:
Service charges and customer service fees	411	259	670
Other	8	5	13
Total noninterest income	419	264	683
Noninterest expense:
Salaries and employee benefits	2,325	357	2,682
Occupancy, net of rental income	1,746	68	1,814
Furniture and equipment	431	29	460
Legal, examination and professional fees	1	6	7
Amortization of intangible assets	63	—	63
FDIC insurance	469	100	569
Other	379	67	446
Total noninterest expense	5,414	627	6,041
(Loss) income from operations of discontinued operations	(7,155)	271	(6,884)
Net gain on sale of discontinued operations	—	425	425
Benefit for income taxes	—	—	—
Net (loss) income from discontinued operations, net of tax	$(7,155)	696	(6,459)

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income from discontinued operations, net of tax, for the year ended December 31, 2010 was as follows:

	Florida	Northern Illinois	Chicago	Texas	WIUS	MVP	Total
	(dollars expressed in thousands)
Year ended December 31, 2010:
Interest income:
Interest and fees on loans	$—	9,629	2,391	1,816	33	—	13,869
Interest expense:
Interest on deposits	3,305	4,232	2,550	1,796	—	—	11,883
Other borrowings	—	—	—	3	(2)	—	1
Total interest expense	3,305	4,232	2,550	1,799	(2)	—	11,884
Net interest (loss) income	(3,305)	5,397	(159)	17	35	—	1,985
Provision for loan losses	—	—	—	—	—	—	—
Net interest (loss) income after provision for loan losses	(3,305)	5,397	(159)	17	35	—	1,985
Noninterest income:
Service charges and customer service fees	400	2,500	523	1,192	—	—	4,615
Investment management income	—	—	—	—	—	787	787
Other	5	30	254	161	—	(1)	449
Total noninterest income	405	2,530	777	1,353	—	786	5,851
Noninterest expense:
Salaries and employee benefits	2,325	3,403	2,137	2,843	32	517	11,257
Occupancy, net of rental income	1,734	1,115	606	1,148	—	59	4,662
Furniture and equipment	652	365	178	345	—	17	1,557
Legal, examination and professional fees	—	62	123	111	153	115	564
Amortization of intangible assets	33	319	—	—	—	—	352
FDIC insurance	636	1,650	292	478	—	—	3,056
Other	345	709	424	860	184	29	2,551
Total noninterest expense	5,725	7,623	3,760	5,785	369	737	23,999
(Loss) income from operations of discontinued operations	(8,625)	304	(3,142)	(4,415)	(334)	49	(16,163)
Net gain (loss) on sale of discontinued operations	—	6,355	8,414	4,984	(29)	(156)	19,568
Benefit for income taxes	—	—	—	—	(157)	—	(157)
Net (loss) income from discontinued operations, net of tax	$(8,625)	6,659	5,272	569	(206)	(107)	3,562

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - INVESTMENTS IN DEBT AND EQUITY SECURITIES
Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2012 and 2011 were as follows:

	Maturity				Total Amortized Cost	Gross Unrealized			Weighted Average Yield
	1 Year or Less	1-5 Years	5-10 Years	After 10 Years		Gains	Losses	Fair Value
	(dollars expressed in thousands)
December 31, 2012:
Carrying value:
U.S. Government sponsored agencies	$10,051	80,328	—	213,892	304,271	6,304	(146)	310,429	1.42%
Residential mortgage-backed	364	24,014	219,286	1,251,917	1,495,581	38,983	(497)	1,534,067	2.32
Commercial mortgage-backed	—	—	806	—	806	109	—	915	4.86
State and political subdivisions	985	3,579	201	—	4,765	164	—	4,929	4.05
Corporate notes	—	137,090	49,704	—	186,794	6,192	(621)	192,365	3.13
Equity investments	—	—	—	1,000	1,000	22	—	1,022	2.54
Total	$11,400	245,011	269,997	1,466,809	1,993,217	51,774	(1,264)	2,043,727	2.26
Fair value:
Debt securities	$11,476	251,558	275,251	1,504,420
Equity securities	—	—	—	1,022
Total	$11,476	251,558	275,251	1,505,442

Weighted average yield	2.01%	2.17%	2.65%	2.21%

December 31, 2011:
Carrying value:
U.S. Government sponsored agencies	$1,000	231,691	107,019	—	339,710	2,107	—	341,817	1.75%
Residential mortgage-backed	—	2,726	64,309	1,821,209	1,888,244	36,908	(232)	1,924,920	2.27
Commercial mortgage-backed	—	—	818	—	818	92	—	910	4.86
State and political subdivisions	310	4,088	786	—	5,184	226	—	5,410	4.00
Corporate Notes	—	122,941	65,088	5,000	193,029	—	(9,216)	183,813	3.28
Equity investments	—	—	—	1,000	1,000	17	—	1,017	2.83
Total	$1,310	361,446	238,020	1,827,209	2,427,985	39,350	(9,448)	2,457,887	2.28
Fair value:
Debt securities	$1,314	357,194	236,824	1,861,538
Equity securities	—	—	—	1,017
Total	$1,314	357,194	236,824	1,862,555

Weighted average yield	2.93%	2.07%	2.56%	2.28%

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2012 and 2011 were as follows:

	Maturity				Total Amortized Cost	Gross Unrealized			Weighted Average Yield
	1 Year or Less	1-5 Years	5-10 Years	After 10 Years		Gains	Losses	Fair Value
	(dollars expressed in thousands)
December 31, 2012:
Carrying value:
U.S. Government sponsored agencies	$—	—	52,582	—	52,582	269	—	52,851	1.63%
Residential mortgage-backed	—	—	108,420	466,863	575,283	6,142	(614)	580,811	1.82
State and political subdivisions	826	1,099	252	1,511	3,688	51	(377)	3,362	1.89
Total	$826	1,099	161,254	468,374	631,553	6,462	(991)	637,024	1.80
Fair value:
Debt securities	$836	1,129	164,433	470,626
Weighted average yield	2.56%	3.40%	1.77%	1.81%

December 31, 2011:
Carrying value:
Residential mortgage-backed	$—	—	728	615	1,343	116	—	1,459	5.06%
Commercial mortgage-backed	—	6,310	—	—	6,310	447	—	6,757	5.16
State and political subdivisions	1,372	2,004	254	1,534	5,164	44	—	5,208	4.20
Total	$1,372	8,314	982	2,149	12,817	607	—	13,424	4.76
Fair value:
Debt securities	$1,387	8,768	1,056	2,213
Weighted average yield	2.55%	4.67%	4.60%	6.61%
Proceeds from sales of available-for-sale investment securities were $315.2 million, $283.7 million and $249.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Proceeds from calls of investment securities were $277.2 million, $56.0 million and $2.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Gross realized gains and gross realized losses on investment securities for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(dollars expressed in thousands)
Gross realized gains on sales of available-for-sale securities	$1,675	5,286	8,350
Gross realized losses on sales of available-for-sale securities	(374)	(1)	(31)
Other-than-temporary impairment	(2)	(3)	(4)
Gross realized gains on calls of investment securities	7	53	—
Net realized gain on investment securities	$1,306	5,335	8,315
Investment securities with a carrying value of approximately $257.6 million and $228.9 million at December 31, 2012 and 2011, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.
On June 30, 2012, the Company reclassified certain of its available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $729.1 million, in aggregate. The determination of the reclassification was made by management based on the Company’s current and expected future liquidity levels and the resulting intent to hold such investment securities to maturity. The net gross unrealized gain on these available-for-sale investment securities at the time of transfer of $11.7 million, in aggregate, was recorded as additional premium on the securities and is being amortized over the remaining lives of the respective securities, as further described in Note 13 to the consolidated financial statements.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars expressed in thousands)
December 31, 2012:
Available for sale:
U.S. Government sponsored agencies	$20,018	(146)	—	—	20,018	(146)
Residential mortgage-backed	125,449	(441)	270	(56)	125,719	(497)
Corporate notes	—	—	17,675	(621)	17,675	(621)
Total	$145,467	(587)	17,945	(677)	163,412	(1,264)

Held to maturity:
Residential mortgage-backed	$66,011	(614)	—	—	66,011	(614)
State and political subdivisions	1,133	(377)	—	—	1,133	(377)
Total	$67,144	(991)	—	—	67,144	(991)

December 31, 2011:
Available for sale:
Residential mortgage-backed	$67,395	(126)	22,349	(106)	89,744	(232)
Corporate notes	173,813	(9,216)	—	—	173,813	(9,216)
Total	$241,208	(9,342)	22,349	(106)	263,557	(9,448)
The Company does not believe that the investment securities that were in an unrealized loss position at December 31, 2012 and 2011 are other-than-temporarily impaired. The unrealized losses on the investment securities were primarily attributable to fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired. The unrealized losses for residential mortgage-backed securities for 12 months or more at December 31, 2012 and 2011 included nine and 11 securities, respectively. The unrealized losses for corporate notes for 12 months or more at December 31, 2012 included six securities.
NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table summarizes the composition of the loan portfolio at December 31, 2012 and 2011:

	2012	2011
	(dollars expressed in thousands)
Commercial, financial and agricultural	$610,301	725,195
Real estate construction and development	174,979	249,987
Real estate mortgage:
One-to-four-family residential	986,767	902,438
Multi-family residential	103,684	127,356
Commercial real estate	969,680	1,225,538
Consumer and installment	19,262	23,596
Loans held for sale	66,133	31,111
Net deferred loan fees	(59)	(942)
Loans, net of net deferred loan fees	$2,930,747	3,284,279
The Company's loan portfolio is primarily comprised of residential and commercial real estate loans, and commercial, financial and agricultural loans. The Company primarily lends to borrowers within its primary market areas of California, Florida, southern Illinois and eastern Missouri. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Real estate lending constitutes the only significant concentration of credit risk. Real estate loans comprised approximately 79% and 77% of the loan portfolio at December 31, 2012 and 2011, respectively, of which 46% and 37%, respectively, were made to consumers in the form of residential real estate mortgages and home equity lines of credit. First Bank also offers residential real

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

estate mortgage loans with terms that require interest only payments. At December 31, 2012, the balance of such loans, all of which were held for portfolio, was approximately $25.3 million, of which approximately 5.1% were delinquent. At December 31, 2011, the balance of such loans, all of which were held for portfolio, was approximately $40.2 million, of which approximately 14.5% were delinquent. In general, the Company is a secured lender. At December 31, 2012 and 2011, 99.0% of the loan portfolio was collateralized. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. First Bank also originates certain one-to-four-family residential mortgage loans for sale in the secondary market. First Bank has a repurchase obligation on these loans in the event of fraud or, on certain loans, early payment default. The early payment default provisions generally range from four months to one year after sale of the loan in the secondary market. First Bank has not sold any one-to-four-family residential mortgage loans into the secondary market with early payment default provisions since 2007.
Loans to directors, their affiliates and executive officers of the Company were approximately $9.1 million and $23.4 million at December 31, 2012 and 2011, respectively, as further described in Note 20 to the consolidated financial statements.
Loans with a carrying value of approximately $1.17 billion and $1.40 billion at December 31, 2012 and 2011, respectively, were pledged as collateral under borrowing arrangements with the FRB and the FHLB. At December 31, 2012 and 2011, First Bank had no outstanding advances under these borrowing arrangements.
Aging of Loans. The following table presents the aging of loans by loan classification at December 31, 2012 and 2011:

	30-59 Days	60-89 Days	Recorded Investment > 90 Days Accruing	Nonaccrual	Total Past Due	Current	Total Loans
	(dollars expressed in thousands)
December 31, 2012:
Commercial, financial and agricultural	$1,180	322	—	19,050	20,552	589,749	610,301
Real estate construction and development	93	—	—	32,152	32,245	142,734	174,979
One-to-four-family residential:
Bank portfolio	1,871	1,121	874	6,910	10,776	111,562	122,338
Mortgage Division portfolio	6,264	4,375	—	19,780	30,419	479,552	509,971
Home equity	2,494	1,221	216	8,671	12,602	341,856	354,458
Multi-family residential	—	629	—	6,761	7,390	96,294	103,684
Commercial real estate	66	693	—	16,520	17,279	952,401	969,680
Consumer and installment	174	43	—	28	245	18,958	19,203
Loans held for sale	—	—	—	—	—	66,133	66,133
Total	$12,142	8,404	1,090	109,872	131,508	2,799,239	2,930,747

December 31, 2011:
Commercial, financial and agricultural	$1,602	2,085	1,095	55,340	60,122	665,073	725,195
Real estate construction and development	170	3,033	—	71,244	74,447	175,540	249,987
One-to-four-family residential:
Bank portfolio	4,506	2,577	362	14,690	22,135	143,443	165,578
Mortgage Division portfolio	5,994	1,571	—	16,778	24,343	342,572	366,915
Home equity	3,990	2,151	856	6,940	13,937	356,008	369,945
Multi-family residential	—	118	—	7,975	8,093	119,263	127,356
Commercial real estate	3,888	7,092	427	47,262	58,669	1,166,869	1,225,538
Consumer and installment	396	192	4	22	614	22,040	22,654
Loans held for sale	—	—	—	—	—	31,111	31,111
Total	$20,546	18,819	2,744	220,251	262,360	3,021,919	3,284,279
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The following tables present the credit exposure of the loan portfolio by internally assigned credit grade and payment activity as of December 31, 2012 and 2011:

Commercial Loan Portfolio Credit Exposure by Internally Assigned Credit Grade	Commercial and Industrial	Real Estate Construction and Development	Multi-family	Commercial Real Estate	Total
		(dollars expressed in thousands)
December 31, 2012:
Pass	$572,248	45,356	67,690	858,101	1,543,395
Special mention	10,580	6,076	220	70,450	87,326
Substandard	8,423	81,364	773	13,868	104,428
Performing troubled debt restructuring	—	10,031	28,240	10,741	49,012
Nonaccrual	19,050	32,152	6,761	16,520	74,483
Total	$610,301	174,979	103,684	969,680	1,858,644

December 31, 2011:
Pass	$606,998	57,594	68,748	973,553	1,706,893
Special mention	25,742	11,977	18,678	119,478	175,875
Substandard	32,851	97,158	28,789	60,876	219,674
Performing troubled debt restructuring	4,264	12,014	3,166	24,369	43,813
Nonaccrual	55,340	71,244	7,975	47,262	181,821
Total	$725,195	249,987	127,356	1,225,538	2,328,076

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

One-to-Four-Family Residential Mortgage Bank and Home Equity Loan Portfolio Credit Exposure by Internally Assigned Credit Grade	Bank Portfolio	Home Equity	Total
	(dollars expressed in thousands)
December 31, 2012:
Pass	$107,625	342,321	449,946
Special mention	4,405	216	4,621
Substandard	1,787	3,250	5,037
Performing troubled debt restructuring	1,611	—	1,611
Nonaccrual	6,910	8,671	15,581
Total	$122,338	354,458	476,796

December 31, 2011:
Pass	$131,973	358,801	490,774
Special mention	12,797	954	13,751
Substandard	6,118	3,250	9,368
Nonaccrual	14,690	6,940	21,630
Total	$165,578	369,945	535,523

One-to-Four-Family Residential Mortgage Division and Consumer and Installment Loan Portfolio Credit Exposure by Payment Activity	Mortgage Division Portfolio	Consumer and Installment	Total
	(dollars expressed in thousands)
December 31, 2012:
Pass	$405,270	19,175	424,445
Substandard	6,627	—	6,627
Performing troubled debt restructuring	78,294	—	78,294
Nonaccrual	19,780	28	19,808
Total	$509,971	19,203	529,174

December 31, 2011:
Pass	$263,079	22,632	285,711
Substandard	4,429	—	4,429
Performing troubled debt restructuring	82,629	—	82,629
Nonaccrual	16,778	22	16,800
Total	$366,915	22,654	389,569
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
The following tables present the recorded investment, unpaid principal balance, related allowance for loan losses, average recorded investment and interest income recognized while on impaired status for impaired loans without a related allowance for loan losses and for impaired loans with a related allowance for loan losses by loan classification at December 31, 2012 and 2011:

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
	(dollars expressed in thousands)
December 31, 2012:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$6,451	24,287	—	12,369	215
Real estate construction and development	39,706	74,044	—	59,094	561
Real estate mortgage:
Bank portfolio	1,611	1,690	—	2,166	32
Mortgage Division portfolio	10,255	22,102	—	10,308	—
Home equity portfolio	1,382	1,507	—	1,232	—
Multi-family residential	33,709	37,206	—	13,682	280
Commercial real estate	18,808	24,279	—	35,959	1,160
Consumer and installment	—	—	—	—	—
	111,922	185,115	—	134,810	2,248
With A Related Allowance Recorded:
Commercial, financial and agricultural	12,599	19,255	676	24,157	—
Real estate construction and development	2,477	10,221	1,452	3,687	114
Real estate mortgage:
Bank portfolio	6,910	8,655	284	9,288	—
Mortgage Division portfolio	87,819	96,931	11,574	88,277	2,050
Home equity portfolio	7,289	8,188	1,784	6,500	—
Multi-family residential	1,292	1,403	1,138	524	—
Commercial real estate	8,453	12,909	1,043	16,161	11
Consumer and installment	28	28	1	51	—
	126,867	157,590	17,952	148,645	2,175
Total:
Commercial, financial and agricultural	19,050	43,542	676	36,526	215
Real estate construction and development	42,183	84,265	1,452	62,781	675
Real estate mortgage:
Bank portfolio	8,521	10,345	284	11,454	32
Mortgage Division portfolio	98,074	119,033	11,574	98,585	2,050
Home equity portfolio	8,671	9,695	1,784	7,732	—
Multi-family residential	35,001	38,609	1,138	14,206	280
Commercial real estate	27,261	37,188	1,043	52,120	1,171
Consumer and installment	28	28	1	51	—
	$238,789	342,705	17,952	283,455	4,423

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
	(dollars expressed in thousands)
December 31, 2011:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$20,494	53,140	—	25,294	336
Real estate construction and development	62,524	113,412	—	80,230	72
Real estate mortgage:
Bank portfolio	3,274	5,030	—	3,291	—
Mortgage Division portfolio	10,250	22,541	—	11,352	—
Home equity portfolio	196	198	—	210	—
Multi-family residential	7,961	8,378	—	8,358	92
Commercial real estate	45,452	61,766	—	59,613	435
Consumer and installment	1	1	—	2	—
	150,152	264,466	—	188,350	935
With A Related Allowance Recorded:
Commercial, financial and agricultural	39,110	64,867	5,475	48,270	—
Real estate construction and development	20,734	39,832	3,432	26,605	183
Real estate mortgage:
Bank portfolio	11,416	12,926	796	11,473	—
Mortgage Division portfolio	89,157	98,118	15,324	98,739	2,306
Home equity portfolio	6,744	7,657	1,388	7,212	—
Multi-family residential	3,180	5,281	335	3,339	—
Commercial real estate	26,179	34,073	3,875	34,335	168
Consumer and installment	21	21	4	60	—
	196,541	262,775	30,629	230,033	2,657
Total:
Commercial, financial and agricultural	59,604	118,007	5,475	73,564	336
Real estate construction and development	83,258	153,244	3,432	106,835	255
Real estate mortgage:
Bank portfolio	14,690	17,956	796	14,764	—
Mortgage Division portfolio	99,407	120,659	15,324	110,091	2,306
Home equity portfolio	6,940	7,855	1,388	7,422	—
Multi-family residential	11,141	13,659	335	11,697	92
Commercial real estate	71,631	95,839	3,875	93,948	603
Consumer and installment	22	22	4	62	—
	$346,693	527,241	30,629	418,383	3,592
Recorded investment represents the Company’s investment in its impaired loans reduced by cumulative charge-offs recorded against the allowance for loan losses on these same loans. At December 31, 2012 and 2011, the Company had recorded charge-offs of $103.9 million and $180.5 million, respectively, on its impaired loans, representing the difference between the unpaid principal balance and the recorded investment reflected in the tables above. The unpaid principal balance represents the principal amount contractually owed to the Company by the borrowers on the impaired loans.
The Company had $238.8 million and $346.7 million of impaired loans, consisting of loans on nonaccrual status and performing TDRs, at December 31, 2012 and 2011, respectively. Interest on impaired loans that would have been recorded under the original terms of the loans was $21.7 million, $34.2 million and $46.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Of these amounts, $6.0 million, $8.0 million and $14.2 million was recorded as interest income on such loans in 2012, 2011 and 2010, respectively. The average recorded investment in impaired loans was $283.5 million, $418.4 million and $619.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The amount of interest income recognized during the time these loans were impaired was $4.4 million, $3.6 million and $5.9 million in 2012, 2011 and 2010, respectively.
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
Loan modifications are generally performed at the request of the borrower, whether commercial or consumer, and may include reduction in interest rates, changes in payments and maturity date extensions. Although the Company does not have formal,

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

standardized loan modification programs for its commercial or consumer loan portfolios, it addresses loan modifications on a case-by-case basis and also participates in the U.S. Treasury’s Home Affordable Modification Program (HAMP). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. At December 31, 2012 and 2011, the Company had $75.7 million and $75.9 million, respectively, of modified loans in the HAMP program.
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
The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending upon the individual facts and circumstances of the loan. TDRs accruing interest are classified as performing TDRs. The following table presents the categories of performing TDRs as of December 31, 2012 and 2011:

	2012	2011
	(dollars expressed in thousands)
Performing Troubled Debt Restructurings:
Commercial, financial and agricultural	$—	4,264
Real estate construction and development	10,031	12,014
Real estate mortgage:
One-to-four-family residential	79,905	82,629
Multi-family residential	28,240	3,166
Commercial real estate	10,741	24,369
Total	$128,917	126,442
The Company does not accrue interest on TDRs which have been modified for a period less than six months or are not in compliance with the modified terms. These loans are considered nonperforming TDRs and are included with other nonaccrual loans for classification purposes. The following table presents the categories of loans considered nonperforming TDRs as of December 31, 2012 and 2011:

	2012	2011
	(dollars expressed in thousands)
Nonperforming Troubled Debt Restructurings:
Commercial, financial and agricultural	$1,004	1,344
Real estate construction and development	26,557	25,603
Real estate mortgage:
One-to-four-family residential	7,105	6,205
Multi-family residential	2,482	—
Commercial real estate	2,862	7,605
Total	$40,010	40,757

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Both performing and nonperforming TDRs are considered to be impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses. The allowance for loan losses allocated to TDRs was $9.5 million and $12.8 million at December 31, 2012 and 2011, respectively.
The following tables present loans classified as TDRs that were modified during the years ended December 31, 2012 and 2011:

	2012			2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars expressed in thousands)
Loan Modifications as Troubled Debt Restructurings:
Commercial, financial and agricultural	2	$1,108	$873	3	$1,945	$1,945
Real estate construction and development	4	6,263	5,670	8	42,784	38,166
Real estate mortgage:
One-to-four-family residential	50	9,049	8,992	118	23,607	22,377
Multi-family residential	2	28,280	28,280	1	4,964	3,209
Commercial real estate	3	9,965	9,965	5	34,113	26,890
The following tables present TDRs that defaulted within 12 months of modification during the years ended December 31, 2012 and 2011:

	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars expressed in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial, financial and agricultural	—	$—	—	$—
Real estate construction and development	3	1,364	1	460
Real estate mortgage:
One-to-four-family residential	57	12,437	45	9,523
Multi-family residential	—	—	—	—
Commercial real estate	—	—	1	1,144
Upon default of a TDR, which is considered to be 90 days or more past due under the modified terms, impairment is measured based on the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses.
Allowance for Loan Losses. Changes in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(dollars expressed in thousands)
Balance, beginning of year	$137,710	201,033	266,448
Allowance for loan losses allocated to loans sold	—	—	(321)
	137,710	201,033	266,127
Loans charged-off	(78,070)	(154,627)	(331,196)
Recoveries of loans previously charged-off	29,962	22,304	52,102
Net loans charged-off	(48,108)	(132,323)	(279,094)
Provision for loan losses	2,000	69,000	214,000
Balance, end of year	$91,602	137,710	201,033

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2012 and 2011:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
Year Ended December 31, 2012:
Allowance for loan losses:
Beginning balance	$27,243	24,868	50,864	4,851	29,448	436	137,710
Charge-offs	(17,410)	(12,244)	(21,814)	(2,435)	(23,856)	(311)	(78,070)
Recoveries	12,886	5,659	5,188	44	5,982	203	29,962
Provision (benefit) for loan losses	(9,147)	(3,849)	4,659	1,792	8,474	71	2,000
Ending balance	$13,572	14,434	38,897	4,252	20,048	399	91,602

Year Ended December 31, 2011:
Allowance for loan losses:
Beginning balance	$28,000	58,439	60,762	5,158	47,880	794	201,033
Charge-offs	(46,256)	(35,459)	(31,355)	(3,126)	(37,974)	(457)	(154,627)
Recoveries	6,962	6,694	3,985	562	3,787	314	22,304
Provision (benefit) for loan losses	38,537	(4,806)	17,472	2,257	15,755	(215)	69,000
Ending balance	$27,243	24,868	50,864	4,851	29,448	436	137,710
The following table represents a summary of the impairment method used by loan category at December 31, 2012 and 2011:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
Ending Balance at December 31, 2012:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$75	121	3,187	33	182	—	3,598
Impaired loans collectively evaluated for impairment	601	1,331	10,455	1,105	861	1	14,354
All other loans collectively evaluated for impairment	12,896	12,982	25,255	3,114	19,005	398	73,650
Total	$13,572	14,434	38,897	4,252	20,048	399	91,602
Financing receivables:
Impaired loans individually evaluated for impairment	$7,884	39,155	16,843	34,636	20,965	—	119,483
Impaired loans collectively evaluated for impairment	11,166	3,028	98,423	365	6,296	28	119,306
All other loans collectively evaluated for impairment	591,251	132,796	871,501	68,683	942,419	19,175	2,625,825
Total	$610,301	174,979	986,767	103,684	969,680	19,203	2,864,614

Ending Balance at December 31, 2011:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$4,276	1,752	3,170	110	2,430	—	11,738
Impaired loans collectively evaluated for impairment	1,199	1,680	14,338	225	1,445	4	18,891
All other loans collectively evaluated for impairment	21,768	21,436	33,356	4,516	25,573	432	107,081
Total	$27,243	24,868	50,864	4,851	29,448	436	137,710
Financing receivables:
Impaired loans individually evaluated for impairment	$40,527	76,475	16,836	11,141	64,190	—	209,169
Impaired loans collectively evaluated for impairment	19,077	6,783	104,201	—	7,441	22	137,524
All other loans collectively evaluated for impairment	665,591	166,729	781,401	116,215	1,153,907	22,632	2,906,475
Total	$725,195	249,987	902,438	127,356	1,225,538	22,654	3,253,168

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – BANK PREMISES AND EQUIPMENT, NET
Bank premises and equipment, net of accumulated depreciation and amortization, were comprised of the following at December 31, 2012 and 2011:

	2012	2011
	(dollars expressed in thousands)
Land	$33,324	34,211
Buildings and improvements	134,428	136,728
Furniture, fixtures and equipment	99,116	102,776
Leasehold improvements	12,014	12,012
Construction in progress	1,878	672
Total	280,760	286,399
Accumulated depreciation and amortization	(153,240)	(149,200)
Bank premises and equipment, net	$127,520	137,199
The Company capitalized interest cost of $31,000, $23,000 and $42,000 during the years ended December 31, 2012, 2011 and 2010, respectively.
Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $12.1 million, $13.4 million and $16.5 million, respectively.
The Company leases land, office properties and equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $11.5 million, $13.0 million and $14.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum lease payments under non-cancellable operating leases extend through 2027 as follows:

(dollars expressed in thousands)
Year ending December 31 (1):
2013	$8,979
2014	7,330
2015	5,550
2016	4,766
2017	2,913
Thereafter	12,765
Total future minimum lease payments	$42,303

(1)
Amounts exclude future minimum lease payments under non-cancellable operating leases associated with assets and liabilities of discontinued operations of $1.0 million, $1.1 million, $1.0 million, $900,000 and $900,000 for the years ended December 31, 2013, 2014, 2015, 2016 and 2017, respectively, and $2.9 million thereafter, or a total of $7.8 million.

The Company also leases to unrelated parties a portion of its banking facilities. Rental income associated with these leases was $4.1 million, $4.4 million and $5.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets, net of amortization, were comprised of goodwill of $125.3 million at December 31, 2012 and 2011. First Bank did not record goodwill impairment for the years ended December 31, 2012, 2011 and 2010. Amortization of intangible assets was zero, $3.0 million and $3.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Core deposit intangibles became fully amortized in 2011. Changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
	(dollars expressed in thousands)
Balance, beginning of year	$125,267	125,967
Goodwill allocated to discontinued operations (1)	—	(700)
Balance, end of year	$125,267	125,267

(1)	Goodwill allocated to discontinued operations during 2011 pertains to the Florida Region, as further discussed in Note 2 to the consolidated financial statements.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company allocated goodwill to the various sale transactions, as discussed in Note 2 to the consolidated financial statements, based on the relative fair values of the business and operations to be disposed of and the portion of the First Bank segment that will be retained. The Company allocated goodwill to the sale of the Florida Region of $700,000, which is included in assets of discontinued operations at December 31, 2012 and 2011.
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
Income Approach – The Income Approach indicates the fair market value of the common stock of a business based on the present value of the cash flows that the business can be expected to generate in the future. This approach is generally considered to be the most theoretically correct method of valuation since it explicitly considers the future benefits associated with owning the business. The Income Approach is typically applied using the Discounted Cash Flow Method. The Discounted Cash Flow Method is comprised of four steps:

1.	Project future cash flows for a certain discrete projection period;

2.	Discount these cash flows to present value at a rate of return that considers the relative risk of achieving the cash flows and the time value of money;

3.	Estimate the residual value of cash flows subsequent to the discrete projection period; and

4.	Combine the present value of the residual cash flows with the discrete projection period cash flows to indicate the fair market value of invested capital on a marketable basis.
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
For purposes of completing the Company’s annual goodwill impairment test, the specific valuation methodologies utilized were the following:

•	The Income Approach utilizing the Discounted Cash Flow Method; and

•
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

As of December 31, 2012, the Income Approach utilizing the Discounted Cash Flow Method and applying a discount rate of 15.0% to the projected cash flows was weighted at 60.0% and each of the two Market Approaches was weighted at 20.0%. The Market Approach was given a relatively lower weighting primarily as a result of the Company’s previous lack of profitability, which required price to the last-twelve-months earnings multiples to be applied to longer-term projected future earnings.
Taking into account the independent third party valuation performed as of December 31, 2012, the Company concluded that the estimated fair value of its reporting unit exceeded its carrying value by approximately $42.9 million at December 31, 2012. As such, the results of Step 1 of the two-step goodwill impairment test, as further described in Note 1 to the consolidated financial statements, did not require the Company to proceed to Step 2 of the goodwill impairment test, and accordingly, the Company did not record goodwill impairment for the year ended December 31, 2012.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Taking into account the independent third party valuation performed as of December 31, 2011, the Company concluded that the carrying value of its reporting unit exceeded its estimated fair value by approximately $35.5 million at December 31, 2011. Consequently, the results of Step 1 of the two-step goodwill impairment test required the Company to proceed to Step 2 of the goodwill impairment test, as further described below.
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
The material assumptions utilized in the annual goodwill impairment testing for purposes of calculating the implied fair value of the reporting unit’s goodwill at December 31, 2011 were as follows:

•
Determination of the estimated fair value of loans – The estimated fair value assigned to loans significantly affected the determination of the implied fair value of the reporting unit’s goodwill at December 31, 2011. The implied fair value of a reporting unit’s goodwill will generally increase if the estimated fair value of the reporting unit’s loans is less than the carrying value of the reporting unit’s loans. The estimated fair value of the reporting unit’s loans was derived from discounted cash flow analyses. Loans were grouped into loan pools based on similar characteristics such as maturity, payment type and payment frequency, and rate type and underlying index. These cash flow calculations include assumptions for prepayment estimates over the loan’s remaining life, considerations for the current interest rate environment compared to the weighted average rate of the loan portfolio, a credit risk component based on the historical and expected performance of each loan portfolio stratum and a liquidity adjustment related to the current market environment. The estimated fair value of loans held for portfolio was $303.6 million less than the carrying value at December 31, 2011. To the extent any of these assumptions change in the future, the implied fair value of the reporting unit’s goodwill could change materially. A decrease in the discount rate utilized in deriving the estimated fair value of the reporting unit’s loans would decrease the implied fair value of goodwill.

•
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

Management then compared the implied fair value of the reporting unit’s goodwill, taking into account the analyses of the independent valuation firm, of $231.2 million as of December 31, 2011 with its carrying value of $125.3 million as of December 31, 2011. Taking into account the results of the goodwill impairment analyses performed for the year ended December 31, 2011, the Company did not record goodwill impairment for the year ended December 31, 2011, primarily reflecting the estimated discount on loans held for portfolio (i.e. excess of carrying value over estimated fair value) exceeding the amount by which the carrying value of the reporting unit exceeded its fair value.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company believes the estimates and assumptions utilized in the annual goodwill impairment tests are reasonable. However, further deterioration in the outlook for credit quality or other factors could impact the estimated fair value of the reporting unit as determined under Step 1 of the goodwill impairment test. A decrease in the estimated fair value of the reporting unit would decrease the implied fair value of goodwill as further determined under Step 2 of the goodwill impairment test.
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
NOTE 7 – SERVICING RIGHTS
Mortgage Banking Activities. At December 31, 2012 and 2011, the Company serviced mortgage loans for others totaling $1.27 billion and $1.25 billion, respectively. Borrowers’ escrow balances held by the Company on such loans were $7.9 million and $8.0 million at December 31, 2012 and 2011, respectively. Changes in mortgage servicing rights for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
	(dollars expressed in thousands)
Balance, beginning of year	$9,077	12,150
Originated mortgage servicing rights	4,887	3,450
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	(2,089)	(4,280)
Other changes in fair value (2)	(2,723)	(2,243)
Balance, end of year	$9,152	9,077

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.
Other Servicing Activities. At December 31, 2012 and 2011, the Company serviced SBA loans for others totaling $159.6 million and $178.5 million, respectively. Changes in SBA servicing rights for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
	(dollars expressed in thousands)
Balance, beginning of year	$6,303	7,432
Originated SBA servicing rights	—	—
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	434	150
Other changes in fair value (2)	(1,097)	(1,279)
Balance, end of year	$5,640	6,303

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

NOTE 8 – DERIVATIVE INSTRUMENTS
The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The following table summarizes derivative instruments held by the Company, their notional amount, estimated fair values and their location in the consolidated balance sheets at December 31, 2012 and 2011:

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

			Derivatives in Other Assets		Derivatives in Other Liabilities
	Notional Amount		Fair Value Gain (Loss)		Fair Value Loss
	2012	2011	2012	2011	2012	2011
	(dollars expressed in thousands)
Derivative Instruments not Designated as Hedging Instruments:
Interest rate swap agreements	$—	50,000	—	—	—	(807)
Customer interest rate swap agreements	12,149	47,240	87	370	(87)	(307)
Interest rate lock commitments	59,932	38,985	1,837	1,381	—	—
Forward commitments to sell mortgage-backed securities	107,700	58,800	(305)	(729)	—	—
Total	$179,781	195,025	1,619	1,022	(87)	(1,114)
The notional amounts of derivative instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company’s credit exposure through its use of these instruments. Credit exposure on interest rate swaps, which represents the loss the Company would incur in the event the counterparties failed completely to perform according to the terms of the derivative instruments and the collateral held to support the credit exposure was of no value, is limited to the net fair value and related accrued interest receivable reduced by the amount of collateral pledged by the counterparty. The Company had not pledged any assets as collateral in connection with its interest rate swap agreements at December 31, 2012 and 2011. Collateral requirements are monitored on a daily basis and adjusted as necessary.
For the year ended December 31, 2010, the Company realized net interest income of $5.7 million on its derivative instruments. The Company also recorded net losses on derivative instruments, which are included in noninterest income in the statements of operations, of $40,000, $193,000 and $2.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Interest Rate Swap Agreements. The Company entered into certain interest rate swap agreements with the objective of stabilizing the long-term cost of capital and cash flow and, accordingly, net interest expense on junior subordinated debentures to the respective call dates of certain junior subordinated debentures. The terms of the swap agreements provided for the Company to pay and receive interest on a quarterly basis. The amount receivable and payable by the Company under these swap agreements was $36,000 and $72,000, respectively, at December 31, 2011.
The maturity dates, notional amounts, interest rates paid and received and fair value of the Company’s interest rate swap agreements as of December 31, 2011 were as follows:

Maturity Date	Notional Amount	Interest Rate Paid	Interest Rate Received	Fair Value
	(dollars expressed in thousands)
December 31, 2011:
March 30, 2012	$25,000	4.71%	2.19%	$(159)
December 15, 2012	25,000	5.57	2.80	(648)
	$50,000	5.14	2.50	$(807)
Customer Interest Rate Swap Agreements. First Bank offers interest rate swap agreements to certain customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each interest rate swap agreement between First Bank and its customers is offset by an interest rate swap agreement between First Bank and various counterparties. These interest rate swap agreements do not qualify for hedge accounting treatment. Changes in the fair value of customer interest rate swap agreements are recognized in noninterest income on a monthly basis. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income (loss). The notional amount of these interest rate swap agreement contracts at December 31, 2012 and 2011 was $12.1 million and $47.2 million, respectively.
Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in March 2013. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $1.8 million and $1.4 million at December 31, 2012 and 2011, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in the consolidated balance sheets, was an unrealized loss of $305,000 and $729,000 at December 31, 2012 and 2011, respectively. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes amounts included in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 related to interest rate swap agreements designated as cash flow hedges:

Derivative Instruments Designated as Hedging Instruments:	2012	2011	2010
	(dollars expressed in thousands)
Interest Rate Swap Agreements - Loans:
Interest and fees on loans	$—	—	5,745
The Company previously had interest rate swap agreements designated as cash flow hedges with a contractual maturity date of September 20, 2010. These interest rate swap agreements were terminated in December 2008, and as a result, the unrealized gain at the date of termination of $20.8 million was being amortized as an increase to interest and fees on loans in the consolidated statements of operations over the remaining terms of the respective interest rate swap agreements, which had contractual maturity dates through September 2010. The amount of the pre-tax gain amortized as an increase to interest and fees on loans was $5.7 million for the year ended December 31, 2010.
The following table summarizes amounts included in the consolidated statements of operations for the years December 31, 2012, 2011 and 2010 related to non-hedging derivative instruments:

Derivative Instruments Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Operations on Derivatives	Amount of Gain (Loss) Recognized in Operations on Derivatives
		2012	2011	2010
		(dollars expressed in thousands)
Interest rate swap agreements – subordinated debentures	Other noninterest income	$(43)	(194)	(2,929)
Customer interest rate swap agreements	Other noninterest income	3	1	4
Interest rate lock commitments	Gain on loans sold and held for sale	456	1,105	(93)
Forward commitments to sell mortgage-backed securities	Gain on loans sold and held for sale	424	(2,267)	891
NOTE 9 – MATURITIES OF TIME DEPOSITS
A summary of maturities of time deposits of $100,000 or more and other time deposits as of December 31, 2012 is as follows:

	Time Deposits of $100,000 or More	Other Time Deposits	Total
	(dollars expressed in thousands)
Year ending December 31:
2013	$371,325	655,484	1,026,809
2014	62,251	117,272	179,523
2015	16,883	33,957	50,840
2016	4,026	5,574	9,600
2017	6,306	11,548	17,854
Thereafter	—	101	101
Total	$460,791	823,936	1,284,727

NOTE 10 – OTHER BORROWINGS
Other borrowings were comprised solely of daily securities sold under agreement to repurchase of $26.0 million and $51.2 million at December 31, 2012 and 2011, respectively. First Bank had no outstanding FHLB advances as of and for the years ended December 31, 2012 and 2011.
The average balance of other borrowings was $33.0 million and $47.0 million, and the maximum month-end balance of other borrowings was $57.7 million and $59.6 million for the years ended December 31, 2012 and 2011, respectively.
The average rates paid on other borrowings during the years ended December 31, 2012, 2011 and 2010 were (0.05)%, 0.03% and 1.52%, respectively. The negative average rate paid on other borrowings during the year ended December 31, 2012 resulted from the reversal of accrued interest related to unrecognized tax benefits associated with FASB Interpretation No. 48, as more fully discussed in Note 17 to the consolidated financial statements. Interest expense on securities sold under agreements to repurchase was $33,000, $82,000 and $3.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Interest expense on FHLB advances was $5.4 million for the year ended December 31, 2010.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 – NOTES PAYABLE
On March 24, 2011, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement (the Credit Agreement) with Investors of America Limited Partnership (Investors of America, LP), a Nevada limited partnership created by and for the benefit of the Company’s Chairman and members of his immediate family, as further described in Note 20 to the consolidated financial statements. The Credit Agreement provided for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which had an interest rate of the London Interbank Offered Rate (LIBOR) plus 300 basis points, was intended to supplement, if necessary, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses. There were no balances outstanding under this Credit Agreement during the period from its inception in March 2011 to its maturity date on December 31, 2012.
On March 20, 2013, the Company entered into a new Revolving Credit Note and a Stock Pledge Agreement (the New Credit Agreement) with Investors of America LP, as further described in Note 25 to our consolidated financial statements. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of March 31, 2014 and an interest rate of LIBOR plus 300 basis points, is intended to supplement, on a contingent basis, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses should the parent company’s existing cash resources become insufficient in the future.
NOTE 12 – SUBORDINATED DEBENTURES
As of December 31, 2012, the Company had 13 affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. The Company owns all of the common securities of the Trusts. The sole assets of the statutory and business trusts are the Company's junior subordinated debentures. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate junior subordinated debentures from the Company. In connection with the issuance of the trust preferred securities, the Company made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts under the trust preferred securities. The following is a summary of the junior subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at December 31, 2012 and 2011:

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
The Company’s distributions accrued on the junior subordinated debentures were $14.8 million, $13.5 million and $12.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in interest expense in the consolidated statements of operations. Deferred issuance costs associated with the Company’s junior subordinated debentures are included as a reduction of junior subordinated debentures in the consolidated balance sheets and are amortized on a straight-line basis to the maturity date of the respective junior subordinated debentures. The structure of the trust preferred securities currently satisfies the

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

regulatory requirements for inclusion, subject to certain limitations, in the Company’s capital base, as further discussed in Note 14 to the consolidated financial statements.
In August 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated debentures and the related trust indentures allow the Company to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. Such payment default or penalty would likely have a material adverse effect on the Company’s business, financial condition or results of operations. The Company has deferred such payments for 14 quarterly periods as of December 31, 2012. The current 20 consecutive quarterly deferral period ends with the respective payment dates of the trust preferred securities in September and October 2014. During the deferral period, the respective trusts will suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. Accordingly, the Company also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009, as further described in Note 13 to the consolidated financial statements. The Company has deferred $43.8 million and $31.0 million of its regularly scheduled interest payments as of December 31, 2012 and 2011, respectively. In addition, the Company has accrued additional interest expense of $3.9 million and $1.9 million as of December 31, 2012 and 2011, respectively, on the regularly scheduled deferred interest payments based on the interest rate in effect for each junior subordinated note issuance in accordance with the respective terms of the underlying agreements.
Under its agreement with the FRB, the Company agreed, among other things, to provide certain information to the FRB, including, but not limited to, prior notice regarding the issuance of additional trust preferred securities. The Company also agreed not to make any distributions of interest or other sums on its outstanding trust preferred securities without the prior approval of the FRB, as further described in Note 14 to the consolidated financial statements.
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
NOTE 13 – STOCKHOLDERS’ EQUITY
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The Company allocated the total proceeds received under the CPP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million is being accreted to retained earnings on a level-yield basis over five years. Accretion of the discount on the Class C Preferred Stock was $3.6 million, $3.5 million and $3.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The redemption of any issue of preferred stock requires the prior approval of the Federal Reserve. Furthermore, the Purchase Agreement that the Company entered into with the U.S. Treasury contains limitations on certain actions of the Company, including, but not limited to, payment of dividends and redemptions and acquisitions of the Company’s equity securities. In addition, the Company, under its agreement with the FRB, has agreed, among other things, to provide certain information to the FRB including, but not limited to, notice of plans to materially change its fundamental business and notice to raise additional equity capital. Furthermore, the Company agreed not to pay any dividends on its common or preferred stock without the prior approval of the FRB, as further described in Note 14 to the consolidated financial statements.
In conjunction with the deferral of its regularly scheduled interest payments on its outstanding junior subordinated debentures on August 10, 2009, as further described in Note 12 to the consolidated financial statements, the Company also began suspending the payment of cash dividends on its outstanding preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009. The Company has deferred such payments for 14 quarterly periods as of December 31, 2012. Consequently, the Company has suspended the declaration of dividends on its Class A and Class B preferred stock, but continues to declare and accumulate dividends on its Class C Preferred Stock and its Class D Preferred Stock. The Company has declared and deferred $56.3 million and $40.2 million of its regularly scheduled dividend payments on its Class C Preferred Stock and Class D Preferred Stock at December 31, 2012 and 2011, respectively, and has declared and accrued an additional $5.6 million and $2.8 million of cumulative dividends on such deferred dividend payments at December 31, 2012 and 2011, respectively.
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
Other comprehensive income of $29.2 million, $18.4 million and $146,000, as presented in the consolidated statements of changes in stockholders’ equity, is reflected net of income tax expense (benefit) of $8.0 million, $10.1 million and $(2.3) million for the years ended December 31, 2012, 2011 and 2010, respectively.
NOTE 14 – REGULATORY CAPITAL AND OTHER REGULATORY MATTERS
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2012 and 2011. The Company must maintain minimum total regulatory, Tier 1 regulatory and Tier 1 leverage ratios as set forth in the table below in order to meet the minimum capital adequacy standards.
First Bank was categorized as well capitalized at December 31, 2012 and 2011 under the prompt corrective action provisions of the regulatory capital standards. First Bank must maintain minimum total regulatory, Tier 1 regulatory and Tier 1 leverage ratios as set forth in the table below in order to be categorized as well capitalized. In addition, First Bank is currently required to maintain its Tier 1 capital to total assets ratio at no less than 7.00% in accordance with the provisions of its informal agreement entered into with the State of Missouri Division of Finance (MDOF), as further described below. First Bank’s Tier 1 capital to total assets ratio of 9.20% and 8.37% at December 31, 2012 and 2011, respectively, exceeded the 7.00% minimum level required under the terms of the informal agreement with the MDOF.
At December 31, 2012 and 2011, the Company and First Bank’s required and actual capital ratios were as follows:

	Actual				For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions
	2012		2011
	Amount	Ratio	Amount	Ratio
	(dollars expressed in thousands)
Total capital (to risk-weighted assets):
First Banks, Inc.	$93,542	2.57%	$73,830	1.88%	8.0%	N/A
First Bank	626,177	17.18	588,860	14.98	8.0	10.0%
Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	46,771	1.28	36,915	0.94	4.0	N/A
First Bank	580,026	15.92	538,592	13.70	4.0	6.0
Tier 1 capital (to average assets):
First Banks, Inc.	46,771	0.73	36,915	0.56	4.0	N/A
First Bank	580,026	9.13	538,592	8.19	4.0	5.0
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

position. The Agreement also requires the Company and First Bank to comply with certain restrictions regarding indemnification and severance payments. The Agreement is specifically enforceable by the FRB in court.
The Company and First Bank must furnish periodic progress reports to the FRB regarding compliance with the Agreement. As of the date of this filing, the Company and First Bank have provided progress reports and other reports, as required under the Agreement. The Company and First Bank have received, and may receive in the future, additional requests from the FRB regarding compliance with the Agreement, which may include, but are not limited to, updates and modifications to the Company’s Asset Quality Improvement, Profit Improvement and Capital Plans. Management has responded promptly to any such requests and intends to do so in the future. The Agreement will remain in effect until stayed, modified, terminated or suspended by the FRB.
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
While the Company and First Bank intend to take such actions as may be necessary to comply with the requirements of the Agreement with the FRB and informal agreement with the MDOF, there can be no assurance that the Company and First Bank will be able to comply fully with the requirements of the Agreement or that First Bank will be able to comply fully with the provisions of the informal agreement, that compliance with the Agreement and the informal agreement will not be more time consuming or more expensive than anticipated, that compliance with the Agreement and the informal agreement will enable the Company and First Bank to maintain profitable operations, or that efforts to comply with the Agreement and the informal agreement will not have adverse effects on the operations and financial condition of the Company or First Bank. If the Company or First Bank is unable to comply with the terms of the Agreement or the informal agreement, respectively, the Company and First Bank could become subject to various requirements limiting the ability to develop new business lines, mandating additional capital, and/or requiring the sale of certain assets and liabilities. Failure of the Company or First Bank to meet these conditions could lead to further enforcement action by the regulatory agencies. The terms of any such additional regulatory actions, orders or agreements could have a materially adverse effect on the Company’s business, financial condition or results of operations.
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Other real estate and repossessed assets. Certain other real estate and repossessed assets, upon initial recognition, are re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the estimated fair value of the other real estate. The fair value of other real estate, upon initial recognition, is estimated using Level 3 inputs based on third party appraisals, and where applicable, discounted based on management’s judgment taking into account current market conditions, distressed or forced sale price comparisons and other factors in effect at the time of valuation. The Company classifies other real estate and repossessed assets subjected to nonrecurring fair value adjustments as Level 3.
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Items Measured on a Recurring Basis. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
December 31, 2012:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	310,429	—	310,429
Residential mortgage-backed	—	1,534,067	—	1,534,067
Commercial mortgage-backed	—	915	—	915
State and political subdivisions	—	4,929	—	4,929
Corporate notes	—	192,365	—	192,365
Equity investments	1,022	—	—	1,022
Mortgage loans held for sale	—	66,133	—	66,133
Derivative instruments:
Customer interest rate swap agreements	—	87	—	87
Interest rate lock commitments	—	1,837	—	1,837
Forward commitments to sell mortgage-backed securities	—	(305)	—	(305)
Servicing rights	—	—	14,792	14,792
Total	$1,022	2,110,457	14,792	2,126,271
Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	—	—	—
Customer interest rate swap agreements	—	87	—	87
Nonqualified deferred compensation plan	6,443	—	—	6,443
Total	$6,443	87	—	6,530
December 31, 2011:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	341,817	—	341,817
Residential mortgage-backed	—	1,924,920	—	1,924,920
Commercial mortgage-backed	—	910	—	910
State and political subdivisions	—	5,410	—	5,410
Corporate notes	—	183,813	—	183,813
Equity investments	1,017	—	—	1,017
Mortgage loans held for sale	—	31,111	—	31,111
Derivative instruments:
Customer interest rate swap agreements	—	370	—	370
Interest rate lock commitments	—	1,381	—	1,381
Forward commitments to sell mortgage-backed securities	—	(729)	—	(729)
Servicing rights	—	—	15,380	15,380
Total	$1,017	2,489,003	15,380	2,505,400
Liabilities:
Derivative instruments:
Interest rate swap agreements	$—	807	—	807
Customer interest rate swap agreements	—	307	—	307
Nonqualified deferred compensation plan	6,531	—	—	6,531
Total	$6,531	1,114	—	7,645
There were no transfers between Levels 1 and 2 of the fair value hierarchy for the years ended December 31, 2012 and 2011.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the changes in Level 3 assets measured on a recurring basis for the years ended December 31, 2012 and 2011:

	Servicing Rights
	2012	2011
	(dollars expressed in thousands)
Balance, beginning of year	$15,380	19,582
Total gains or losses (realized/unrealized):
Included in earnings (1)	(5,475)	(7,652)
Included in other comprehensive income (loss)	—	—
Issuances	4,887	3,450
Transfers in and/or out of level 3	—	—
Balance, end of year	$14,792	15,380

(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of operations.
Items Measured on a Nonrecurring Basis. From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
December 31, 2012:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	18,374	18,374
Real estate construction and development	—	—	40,731	40,731
Real estate mortgage:
Bank portfolio	—	—	8,237	8,237
Mortgage Division portfolio	—	—	86,500	86,500
Home equity portfolio	—	—	6,887	6,887
Multi-family residential	—	—	33,863	33,863
Commercial real estate	—	—	26,218	26,218
Consumer and installment	—	—	27	27
Other real estate and repossessed assets	—	—	91,995	91,995
Total	$—	—	312,832	312,832
December 31, 2011:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	54,129	54,129
Real estate construction and development	—	—	79,826	79,826
Real estate mortgage:
Bank portfolio	—	—	13,894	13,894
Mortgage Division portfolio	—	—	84,083	84,083
Home equity portfolio	—	—	5,552	5,552
Multi-family residential	—	—	10,806	10,806
Commercial real estate	—	—	67,756	67,756
Consumer and installment	—	—	18	18
Other real estate and repossessed assets	—	—	129,896	129,896
Total	$—	—	445,960	445,960
Non-Financial Assets and Non-Financial Liabilities. Certain non-financial assets measured at fair value on a nonrecurring basis include other real estate (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other real estate and repossessed assets measured at fair value upon initial recognition totaled $24.2 million, $69.9 million and $158.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. In addition to other real estate and repossessed assets measured at fair value upon initial recognition, the Company recorded write-downs to the balance of other real estate and repossessed assets of $14.5 million, $16.9 million and $34.7 million to noninterest expense for the years ended December 31, 2012, 2011 and 2010, respectively. Other real estate and repossessed assets were $92.0 million at December 31, 2012 compared to $129.9 million at December 31, 2011.
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
Loans. The fair value of loans held for portfolio uses an exit price concept and reflects discounts the Company believes are consistent with liquidity discounts in the market place. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial and industrial, real estate construction and development, commercial real estate, one-to-four-family residential real estate, home equity and consumer and installment. The fair value of loans is estimated by discounting the future cash flows, utilizing assumptions for prepayment estimates over the loans’ remaining life and considerations for the current interest rate environment compared to the weighted average rate of the loan portfolio. The fair value analysis also includes other assumptions to estimate fair value, intended to approximate those factors a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, and credit spreads, as appropriate. The Company classifies its loans held for portfolio as Level 3.
FRB and FHLB stock. The carrying values reported in the consolidated balance sheets for FRB and FHLB stock, which are carried at cost, represent redemption value and approximate fair value.
Assets of discontinued operations. The carrying values reported in the consolidated balance sheets for assets of discontinued operations approximate fair value. The Company classifies its assets of discontinued operations as Level 2.
Deposits. The fair value of deposits payable on demand with no stated maturity (i.e., noninterest-bearing and interest-bearing demand, and savings and money market accounts) is considered equal to their respective carrying amounts as reported in the consolidated balance sheets. The fair value of demand deposits does not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market. The fair value disclosed for time deposits is estimated utilizing a discounted cash flow calculation that applies interest rates currently being offered on similar deposits to a schedule of aggregated monthly maturities of time deposits. If the estimated fair value is lower than the carrying value, the carrying value is reported as the fair value of time deposits. The Company classifies its time deposits as Level 3.
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
The estimated fair value of the Company’s financial instruments at December 31, 2012 and 2011 were as follows:

	December 31, 2012					December 31, 2011
	Carrying Value	Estimated Fair Value				Carrying Value	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$518,846	518,846	—	—	518,846	473,140	473,140
Investment securities:
Available for sale	2,043,727	1,022	2,042,705	—	2,043,727	2,457,887	2,457,887
Held to maturity	631,553	—	637,024	—	637,024	12,817	13,424
Loans held for portfolio	2,773,012	—	—	2,572,256	2,572,256	3,115,458	2,811,866
Loans held for sale	66,133	—	66,133	—	66,133	31,111	31,111
FRB and FHLB stock	27,329	27,329	—	—	27,329	27,078	27,078
Derivative instruments	1,619	—	1,619	—	1,619	1,022	1,022
Accrued interest receivable	18,284	18,284	—	—	18,284	21,050	21,050
Assets of discontinued operations	6,706	—	6,706	—	6,706	6,913	6,913

Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,327,183	1,327,183	—	—	1,327,183	1,225,622	1,225,622
Interest-bearing demand	1,000,666	1,000,666	—	—	1,000,666	899,114	899,114
Savings and money market	1,880,271	1,880,271	—	—	1,880,271	1,964,905	1,964,905
Time deposits	1,284,727	—	—	1,286,730	1,286,730	1,533,414	1,536,824
Other borrowings	26,025	26,025	—	—	26,025	51,170	51,170
Derivative instruments	87	—	87	—	87	1,114	1,114
Accrued interest payable	48,541	48,541	—	—	48,541	34,343	34,343
Subordinated debentures	354,133	—	—	254,984	254,984	354,057	204,502
Liabilities of discontinued operations	155,711	—	155,711	—	155,711	174,737	174,737

Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(2,779)	—	—	(2,779)	(2,779)	(2,785)	(2,785)

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
Commitments to extend fixed and variable rate credit, and commercial and standby letters of credit, at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
	(dollars expressed in thousands)
Commitments to extend credit	$667,215	683,186
Commercial and standby letters of credit	59,075	65,993
Total	$726,290	749,179

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment, income-producing commercial properties or single-family residential properties. In the event of nonperformance, the Company may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.
Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Upon issuance of the commitments, the Company typically holds marketable securities, certificates of deposit, inventory, real property or other assets as collateral supporting those commitments for which collateral is deemed necessary. The standby letters of credit at December 31, 2012 expire, at various dates, within five years.
Standby letters of credit issued by the FHLB on First Bank’s behalf were $25.0 million and $28.6 million at December 31, 2012 and 2011, respectively.
The reserve for letters of credit and unfunded loan commitments was $2.8 million at December 31, 2012 and 2011.
NOTE 17 – INCOME TAXES
The (benefit) provision for income taxes from continuing operations for the years ended December 31, 2012, 2011 and 2010 consists of the following:

	2012	2011	2010
	(dollars expressed in thousands)
Current (benefit) provision for income taxes:
Federal	$—	902	(366)
State	(32)	(721)	(71)
	(32)	181	(437)
Deferred benefit for income taxes:
Federal	5,615	(16,129)	(56,871)
State	1,023	(7,392)	(13,974)
	6,638	(23,521)	(70,845)
(Decrease) increase in deferred tax asset valuation allowance	(6,745)	12,686	75,396
Total	$(139)	(10,654)	4,114
The effective rates of federal income taxes for the years ended December 31, 2012, 2011 and 2010 differ from the federal statutory rates of taxation as follows:

	Years Ended December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars expressed in thousands)
Income (loss) from continuing operations before benefit (provision) for income taxes and noncontrolling interest in loss of subsidiaries	$31,365		$(48,295)		$(197,699)
Provision (benefit) for income taxes calculated at federal statutory income tax rates	$10,978	35.0%	$(16,904)	35.0%	$(69,195)	35.0%
Effects of differences in tax reporting:
Tax-exempt interest income, net of tax preference adjustment	(135)	(0.4)	(203)	0.4	(308)	0.2
State income taxes	645	2.1	(4,800)	9.9	(9,125)	4.6
Bank owned life insurance, net of premium	11	—	10	—	3,144	(1.6)
Noncontrolling investment in flow-through entity	104	0.3	1,033	(2.1)	2,280	(1.2)
Amortization of intangibles	—	—	175	(0.3)	350	(0.2)
(Decrease) increase in deferred tax asset valuation allowance, net of federal benefit	(11,811)	(37.7)	20,614	(42.7)	70,668	(35.8)
Reclassification of deferred tax asset valuation allowance from accumulated other comprehensive income to provision for income taxes	—	—	(10,466)	21.7	6,816	(3.4)
Expiration of net operating loss carryforwards	643	2.1	34	—	5	—
Other, net	(574)	(1.8)	(147)	0.2	(521)	0.3
(Benefit) provision for income taxes	$(139)	(0.4)%	$(10,654)	22.1%	$4,114	(2.1)%

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
	(dollars expressed in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$209,190	188,726
State net operating loss carryforwards	65,882	58,326
Allowance for loan losses	37,825	56,649
Loans held for sale	2,032	1,745
Alternative minimum and general business tax credits	19,146	17,326
Interest on nonaccrual loans	12,551	15,359
Deferred compensation	3,573	3,593
Core deposit intangibles	2,706	3,111
Partnership and corporate investments	7,908	12,052
Deferred loan charge-offs and other fraud losses	4,341	13,875
Other real estate and repossessed assets	22,666	22,665
Accrued contingent liabilities	2,870	3,632
Depreciation on bank premises and equipment	1,202	486
State taxes	682	—
Other	12,692	13,205
Gross deferred tax assets	405,266	410,750
Valuation allowance	(376,224)	(391,629)
Deferred tax assets, net of valuation allowance	29,042	19,121
Deferred tax liabilities:
Servicing rights	2,632	2,418
Net fair value adjustment for available-for-sale investment securities	21,214	10,466
Deferred gain on reclassification of investment securities from available for sale to held to maturity	4,265	—
Equity investments	5,364	5,366
State taxes	—	4,577
Net deferred loan fees	1,903	2,779
Other	804	655
Deferred tax liabilities	36,182	26,261
Net deferred tax liabilities	$(7,140)	(7,140)
The realization of the Company’s net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies. The Company has a full valuation allowance against its net deferred tax assets at December 31, 2012 and 2011. The deferred tax asset valuation allowance was recorded in accordance with ASC Topic 740, “Income Taxes.” Under ASC Topic 740, the Company is required to assess whether it is “more likely than not” that some portion or all of its deferred tax assets will not be realized. Pursuant to ASC Topic 740, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years. If, in the future, the Company generates taxable income on a sustained basis, management may conclude the deferred tax asset valuation allowance is no longer required, which would result in the reversal of a portion or all of the deferred tax asset valuation allowance, which would be reflected as a benefit for income taxes in the consolidated statements of operations.
Changes in the deferred tax asset valuation allowance for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(dollars expressed in thousands)
Balance, beginning of year	$391,629	370,125	295,067
Reversal of deferred tax asset valuation allowance to provision for income taxes	(643)	(115)	(1,189)
(Decrease) increase in deferred tax asset valuation allowance to provision for income taxes	(468)	31,621	73,928
(Decrease) increase in deferred tax asset valuation allowance to accumulated other comprehensive income (loss)	(14,294)	(10,002)	2,319
Balance, end of year	$376,224	391,629	370,125
At December 31, 2012 and 2011, the Company’s unrecognized tax benefits for uncertain tax positions, excluding interest and penalties, were $1.1 million and $1.2 million, respectively. A reconciliation of the beginning and ending balance of these unrecognized tax benefits for the years ended December 31, 2012 and 2011 is as follows:

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2012	2011
	(dollars expressed in thousands)
Balance, beginning of year	$1,194	1,276
Additions:
Tax positions taken during the current year	217	232
Tax positions taken during the prior year	—	—
Reductions:
Tax positions taken during the prior year	(14)	(8)
Allocated to discontinued operations	—	—
Lapse of statute of limitations	(271)	(306)
Balance, end of year	$1,126	1,194
At December 31, 2012 and 2011, the total amount of unrecognized tax benefits that would affect the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, was $740,000 and $784,000, respectively. It is the Company’s policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At December 31, 2012 and 2011, interest accrued for uncertain tax positions was $116,000 and $136,000, respectively. The Company recorded a reduction to interest expense of $20,000, $44,000 and $1.0 million related to unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010, respectively. There were no penalties for uncertain tax positions accrued at December 31, 2012 and 2011, nor did the Company recognize any expense for such penalties in 2012, 2011 and 2010.
The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits as of December 31, 2012 could decrease by approximately $234,000 by December 31, 2013 as a result of the lapse of statutes of limitations or potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, is estimated to be approximately $153,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.
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
The Company is no longer subject to U.S. federal and Illinois income tax examination for the years prior to 2009 and is no longer subject to California, Florida, Missouri and various other state income tax examination by the tax authorities for the years prior to 2008. The Company had a federal tax examination for tax years through 2008, which was closed during 2010, and a California tax examination for the 2004 and 2005 tax years, which was closed during 2008. An Illinois tax examination of the 2007 and 2008 tax years was completed during 2011 with no changes to the returns as originally filed. A California tax examination for the 2005 and 2006 tax years was completed during 2012 with no changes to the amended returns as filed. The Company is currently under examination of the 2007 and 2008 tax years for its Texas returns. While the statute of limitations for the 2008 tax year has expired for the majority of the states in which the Company is subject to income tax, the Company generated net operating loss carryforwards in 2008 which, if realized, are subject to examination in order to validate the net operating loss carryforward. Thus, while closed, the 2008 tax year for these states is still subject to examination. The statute of limitations will expire for 2008 when the statute of limitations expires for the year the net operating loss carryforward is realized.
The Company recorded a benefit for income taxes of $10.5 million during the year ended December 31, 2011 related to an intraperiod tax allocation between other comprehensive income and loss from continuing operations, primarily driven by market appreciation in the Company’s investment securities portfolio.
The Company had an accumulated other comprehensive loss of $6.8 million related to the establishment of a deferred tax asset valuation allowance regarding the unrealized gain on certain interest rate swap agreements that were designated as cash flow hedges on certain loans, as further described in Note 8 to the consolidated financial statements. In the third quarter of 2010, the Company recorded a provision for incomes taxes of $6.8 million related to the expiration of the amortization period of the unrealized gain on the interest rate swap agreements with a corresponding increase to accumulated other comprehensive income.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2012 and 2011, the accumulation of prior years’ earnings representing tax bad debt deductions was $29.8 million. If these tax bad debt reserves were charged for losses other than bad debt losses, the Company would be required to recognize taxable income in the amount of the charge. It is not contemplated that such tax-restricted retained earnings will be used in a manner that would create federal income tax liabilities.
At December 31, 2012 and 2011, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $597.7 million and $539.2 million, respectively. At December 31, 2012, the Company’s federal net operating loss carryforwards expire as follows:

(dollars expressed in thousands)
Year ending December 31:
2013 – 2016	$—
2017 – 2020	5,256
2021 – 2026	43,105
2028 – 2032	549,325
Total	$597,686
At December 31, 2012 and 2011, for state income tax purposes, the Company had net operating loss carryforwards of approximately $786.4 million and $702.8 million, respectively, and a related deferred tax asset of $65.9 million and $58.3 million, respectively. The state net operating loss carryforwards are primarily from the states of California, Florida, Illinois and Missouri and expire from 2019 to 2032.
NOTE 18 – EARNINGS (LOSS) PER COMMON SHARE
The following is a reconciliation of basic and diluted income (loss) per share for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands, except share and per share data)
Basic:
Net income (loss) from continuing operations attributable to First Banks, Inc.	$31,801	(34,691)	(195,299)
Preferred stock dividends declared and undeclared	(18,886)	(17,908)	(16,980)
Accretion of discount on preferred stock	(3,554)	(3,466)	(3,381)
Net income (loss) from continuing operations attributable to common stockholders	9,361	(56,065)	(215,660)
Net (loss) income from discontinued operations attributable to common stockholders	(5,523)	(6,459)	3,562
Net income (loss) available to First Banks, Inc. common stockholders	$3,838	(62,524)	(212,098)

Weighted average shares of common stock outstanding	23,661	23,661	23,661

Basic earnings (loss) per common share – continuing operations	$395.64	(2,369.48)	(9,114.61)
Basic (loss) earnings per common share – discontinued operations	$(233.42)	(272.98)	150.54
Basic earnings (loss) per common share	$162.22	(2,642.46)	(8,964.07)

Diluted:
Net income (loss) from continuing operations attributable to common stockholders	$9,361	(56,065)	(215,660)
Net (loss) income from discontinued operations attributable to common stockholders	(5,523)	(6,459)	3,562
Net income (loss) available to First Banks, Inc. common stockholders	3,838	(62,524)	(212,098)
Effect of dilutive securities – Class A convertible preferred stock	—	—	—
Diluted income (loss) available to First Banks, Inc. common stockholders	$3,838	(62,524)	(212,098)

Weighted average shares of common stock outstanding	23,661	23,661	23,661
Effect of dilutive securities – Class A convertible preferred stock	—	—	—
Weighted average diluted shares of common stock outstanding	23,661	23,661	23,661

Diluted earnings (loss) per common share – continuing operations	$395.64	(2,369.48)	(9,114.61)
Diluted (loss) earnings per common share – discontinued operations	$(233.42)	(272.98)	150.54
Diluted earnings (loss) per common share	$162.22	(2,642.46)	(8,964.07)

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
The business segment results are consistent with the Company’s internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. Such principles and practices are summarized in Note 1 to the consolidated financial statements. The business segment results are summarized as follows:

	First Bank			Corporate, Other and Intercompany Reclassifications			Consolidated Totals
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(dollars expressed in thousands)
Balance sheet information:
Investment securities	$2,675,280	2,470,704	1,483,659	—	—	—	2,675,280	2,470,704	1,483,659
Loans, net of net deferred loan fees	2,930,747	3,284,279	4,492,284	—	—	—	2,930,747	3,284,279	4,492,284
FRB and FHLB stock	27,329	27,078	30,121	—	—	—	27,329	27,078	30,121
Goodwill and other intangible assets	125,267	125,267	129,054	—	—	—	125,267	125,267	129,054
Assets held for sale	—	—	2,266	—	—	—	—	—	2,266
Assets of discontinued operations	6,706	6,913	43,532	—	—	—	6,706	6,913	43,532
Total assets	6,495,226	6,593,515	7,361,706	13,900	15,398	16,422	6,509,126	6,608,913	7,378,128
Deposits	5,495,624	5,625,889	6,462,068	(2,777)	(2,834)	(3,653)	5,492,847	5,623,055	6,458,415
Other borrowings	26,025	51,170	31,761	—	—	—	26,025	51,170	31,761
Subordinated debentures	—	—	—	354,133	354,057	353,981	354,133	354,057	353,981
Liabilities held for sale	—	—	23,406	—	—	—	—	—	23,406
Liabilities of discontinued operations	155,711	174,737	94,184	—	—	—	155,711	174,737	94,184
Stockholders’ equity	751,252	680,625	693,458	(451,293)	(416,954)	(386,163)	299,959	263,671	307,295

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	First Bank			Corporate, Other and Intercompany Reclassifications			Consolidated Totals
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(dollars expressed in thousands)
Income statement information:
Interest income	$202,444	233,211	312,333	121	85	135	202,565	233,296	312,468
Interest expense	15,250	30,927	63,027	14,838	13,612	12,993	30,088	44,539	76,020
Net interest income (loss)	187,194	202,284	249,306	(14,717)	(13,527)	(12,858)	172,477	188,757	236,448
Provision for loan losses	2,000	69,000	214,000	—	—	—	2,000	69,000	214,000
Net interest income (loss) after provision for loan losses	185,194	133,284	35,306	(14,717)	(13,527)	(12,858)	170,477	119,757	22,448
Noninterest income	65,801	61,975	78,453	405	219	39	66,206	62,194	78,492
Amortization of intangible assets	—	3,024	3,292	—	—	—	—	3,024	3,292
Other noninterest expense	203,808	227,600	294,708	1,510	(378)	639	205,318	227,222	295,347
Income (loss) from continuing operations before provision (benefit) for income taxes	47,187	(35,365)	(184,241)	(15,822)	(12,930)	(13,458)	31,365	(48,295)	(197,699)
Provision (benefit) for income taxes	230	(10,608)	4,286	(369)	(46)	(172)	(139)	(10,654)	4,114
Net income (loss) from continuing operations, net of tax	46,957	(24,757)	(188,527)	(15,453)	(12,884)	(13,286)	31,504	(37,641)	(201,813)
(Loss) income from discontinued operations, net of tax	(5,523)	(6,459)	3,562	—	—	—	(5,523)	(6,459)	3,562
Net income (loss)	41,434	(31,216)	(184,965)	(15,453)	(12,884)	(13,286)	25,981	(44,100)	(198,251)
Net loss attributable to noncontrolling interest in subsidiary	(297)	(2,950)	(6,514)	—	—	—	(297)	(2,950)	(6,514)
Net income (loss) attributable to First Banks, Inc.	$41,731	(28,266)	(178,451)	(15,453)	(12,884)	(13,286)	26,278	(41,150)	(191,737)

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
First Services, L.P. First Services, L.P. (First Services), a limited partnership indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, provides information technology, item processing and various related services to the Company and First Bank. Fees paid under agreements with First Services were $21.1 million, $24.5 million and $26.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of such equipment of $1.3 million, $1.9 million and $2.5 million during the years ended December 31, 2012, 2011 and 2010, respectively. In addition, First Services paid $1.8 million, $1.8 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.
First Services entered into an Affiliate Services Agreement with the Company and First Bank effective January 2009. The Affiliate Services Agreement relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, accounting services, insurance services and vendor payment processing services. Fees accrued under the Affiliate Services Agreement by First Services were $183,000, $177,000 and $157,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
First Brokerage America, L.L.C. First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, received approximately $4.3 million, $5.3 million and $5.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, in gross commissions paid by unaffiliated third-party companies. The commissions received primarily resulted from sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid approximately $401,000, $491,000 and $312,000 for the years ended December 31, 2012, 2011 and 2010, respectively, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.
Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Company’s Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $498,000, $474,000 and $462,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
First Capital America, Inc. / FB Holdings, LLC. The Company formed FB Holdings, a limited liability company organized in the state of Missouri, in May 2008. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $133.3 million and FCA, a corporation owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, contributed cash of $125.0 million to FB Holdings during 2008. As a result, First Bank owned 53.23% and FCA owned the remaining 46.77% of FB Holdings as of December 31, 2012. The contribution of cash by FCA is reflected as a component of stockholders’ equity in the consolidated balance sheets and, consequently, increased the Company’s and First Bank’s regulatory capital ratios under then-existing regulatory guidelines, subject to certain limitations.
FB Holdings receives various services provided by First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the agreement by FB Holdings to First Bank were $124,000, $194,000 and $321,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
Investors of America Limited Partnership. In March 2011, the Company entered into a $5.0 million Credit Agreement with Investors of America, LP, as further described in Note 11 to the consolidated financial statements. Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company. There were no balances outstanding under this Credit Agreement during the period from its inception in March 2011 to its maturity date on December 31, 2012.
On March 20, 2013, the Company entered into a New Credit Agreement with Investors of America, LP, as further described in Note 25 to the consolidated financial statements.
Loans to Directors and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and, except as described below, did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of the Company were $9.1 million and $23.4 million at December 31, 2012 and 2011, respectively. First Bank does not extend credit to its officers or to officers of the Company, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.
Loans to directors, their affiliates and executive officers of the Company at December 31, 2011 included a $15.6 million multi-family real estate loan to a limited liability company which was 50% owned by the brother-in-law of Mr. Douglas H. Yaeger, a director of the Company. The loan had been paid as agreed and was not reported as past due, nonaccrual or restructured as of December 31, 2011. However, based on current economic and financial considerations, management had classified this loan as special mention in the Company’s loan watch list as of December 31, 2011. On September 28, 2012, the then current balance of $15.4 million was repaid in full.
Loans to directors, their affiliates and executive officers of the Company at December 31, 2011 also included two credit relationships aggregating $1.2 million to companies which were approximately 16% owned by the brother-in-law of Mr. Yaeger, including a $328,000 credit relationship that was 60 - 89 days past due. Both loans had been classified by management as problem loans in the Company’s loan watch list as of December 31, 2011 and were subsequently placed on nonaccrual status during 2012. On December 14, 2012, First Bank sold these nonaccrual loans for an aggregate purchase price of $785,000 to a company partially owned by the brother-in-law of Mr. Yaeger.
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21 – EMPLOYEE BENEFITS
401(k) Plan. The Company’s 401(k) plan is a self-administered savings and incentive plan covering substantially all employees. Employer match contributions are determined annually under the plan by the Company’s Board of Directors. Employee contributions were limited to $17,000 of gross compensation for 2012. Total employer contributions under the plan were $2.3 million, $2.3 million and zero for the years ended December 31, 2012, 2011 and 2010, respectively. The plan assets are held and managed under a trust agreement with First Bank’s trust department.
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
Balances outstanding under the NQDC Plan, which are reflected in accrued and other liabilities in the consolidated balance sheets, were $6.4 million and $6.5 million at December 31, 2012 and 2011, respectively. The Company recognized salaries and employee benefits expense related to the NQDC Plan of $614,000 and $685,000 for the years ended December 31, 2012 and 2010, respectively, resulting from net earnings incurred by participants on the underlying investments in the plan. The Company recognized a decrease in salaries and employee benefits expense related to the NQDC Plan of $64,000 for the year ended December 31, 2011 resulting from net losses incurred by participants on the underlying investments in the plan.
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
A summary of the Plan’s change in the projected benefit obligation and change in the fair value of Plan assets for the years ended December 31, 2012 and 2011 and amounts recognized in the Company’s consolidated balance sheets as of December 31, 2012 and 2011 is as follows:

	2012	2011
	(dollars expressed in thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$12,467	12,334
Interest cost	516	587
Actuarial loss	1,765	970
Benefit payments	(761)	(1,424)
Projected benefit obligation at end of year	$13,987	12,467
Change in Fair Value of Plan Assets:
Fair value at beginning of year	$8,848	9,210
Actual return on plan assets	666	774
Employer contributions	666	288
Benefit payments	(761)	(1,424)
Fair value at end of year	$9,419	8,848
Amount Recognized in Consolidated Balance Sheets:
Accrued pension liability	$4,568	3,619
Amounts Recognized in Accumulated Other Comprehensive Income:
Loss	$(5,940)	(4,370)
Deferred tax liability	2,396	1,737
Loss, net of tax	$(3,544)	(2,633)
The Company’s accrued pension liability of $4.6 million and $3.6 million at December 31, 2012 and 2011, respectively, represents the difference between the fair value of the Plan assets and the projected benefit obligation of the Plan, and is reflected in accrued expenses and other liabilities in the consolidated balance sheets.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reflects the weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2012 and 2011:

	2012	2011
Discount rate	4.28%	4.93%
Expected long-term rate of return on Plan assets	7.00	7.00
The discount rate used to determine benefit obligations was 3.31% and 4.28% for the years ended December 31, 2012 and 2011, respectively.
A summary of the components of net periodic benefit cost for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
	(dollars expressed in thousands)
Interest cost	$516	587
Expected return on Plan assets	(617)	(625)
Amortization of net actuarial loss	145	109
Net periodic benefit cost	$44	71
Amounts recognized in accumulated other comprehensive income consist of:

	2012	2011
	(dollars expressed in thousands)
Net loss	$1,715	821
Amortization of net actuarial loss	(145)	(109)
Total recognized in accumulated other comprehensive income	$1,570	712
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
The fair value of Plan assets at December 31, 2012 and 2011 was comprised of the following:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
Plan Assets - December 31, 2012:
Cash and cash equivalents	$361	—	—	361
Equity securities	—	3,959	—	3,959
Debt securities	—	4,603	—	4,603
Other	—	496	—	496
Total	$361	9,058	—	9,419
Plan Assets - December 31, 2011:
Cash and cash equivalents	$287	—	—	287
Equity securities	—	3,635	—	3,635
Debt securities	—	4,463	—	4,463
Other	—	463	—	463
Total	$287	8,561	—	8,848
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company expects to contribute $360,000 to the Plan in 2013. Pension benefit payments are expected to be paid to Plan participants by the Plan as follows:

(dollars expressed in thousands)
Year ending December 31:
2013	$821
2014	834
2015	849
2016	849
2017	844
2018 – 2022	4,256

NOTE 22 – DISTRIBUTION OF EARNINGS OF FIRST BANK
First Bank is restricted by various state and federal regulations as to the amount of dividends that are available for payment to the Company. Under the most restrictive of these requirements, the payment of dividends is limited in any calendar year to the net profit of the current year combined with the retained net profits of the preceding two years. Permission must be obtained for dividends exceeding these amounts. Based on the current level of earnings, permission must be obtained for any payment of dividends from First Bank to the Company. Furthermore, First Bank, under its agreement with the MDOF and the FRB, has agreed, among other things, not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB, as further described in Note 14 to the consolidated financial statements.
NOTE 23 – PARENT COMPANY ONLY FINANCIAL INFORMATION
Condensed balance sheets of First Banks, Inc. as of December 31, 2012 and 2011 and condensed statements of operations and cash flows for the years ended December 31, 2012, 2011 and 2010 are shown below:
CONDENSED BALANCE SHEETS

	December 31,
	2012	2011
	(dollars expressed in thousands)
Assets
Cash deposited in First Bank (unrestricted cash)	$2,744	2,801
Cash deposited in unaffiliated financial institution (restricted cash)	—	2,008
Total cash	2,744	4,809
Investment in common securities - TRuPS	10,678	10,678
Investment in subsidiaries	657,838	586,899
Other assets	3,583	3,067
Total assets	$674,843	605,453

Liabilities and Stockholders’ Equity
Subordinated debentures	$354,133	354,057
Derivative instruments	—	807
Accrued interest payable	47,878	33,179
Dividends payable	61,931	43,045
Accrued expenses and other liabilities	4,597	4,646
Total liabilities	468,539	435,734
First Banks, Inc. stockholders’ equity	206,304	169,719
Total liabilities and stockholders’ equity	$674,843	605,453

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
	(dollars expressed in thousands)
Income:
Management fees from subsidiaries	$3	28	193
Net loss on derivative instruments	(43)	(194)	(2,929)
Other	578	509	3,123
Total income	538	343	387
Expense:
Interest	14,847	13,623	13,012
Other	1,506	(374)	809
Total expense	16,353	13,249	13,821
Loss before benefit for income taxes and equity in undistributed earnings (losses) of subsidiaries	(15,815)	(12,906)	(13,434)
Benefit for income taxes	(348)	(46)	(171)
Loss before equity in undistributed earnings (losses) of subsidiaries	(15,467)	(12,860)	(13,263)
Equity in undistributed earnings (losses) of subsidiaries	41,745	(28,290)	(178,474)
Net income (loss) attributable to First Banks, Inc.	$26,278	(41,150)	(191,737)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(dollars expressed in thousands)
Cash flows from operating activities:
Net income (loss) attributable to First Banks, Inc.	$26,278	(41,150)	(191,737)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net (income) loss of subsidiaries	(41,745)	28,290	178,474
Other, net	15,410	12,042	6,012
Net cash used in operating activities	(57)	(818)	(7,251)
Cash flows from investing activities:
Decrease in available-for-sale investment securities	—	—	3,570
Net cash provided by investing activities	—	—	3,570
Cash flows from financing activities:
Capital contributions to subsidiaries	—	—	(100)
Payment of preferred stock dividends	—	—	—
Net cash used in financing activities	—	—	(100)
Net decrease in unrestricted cash	(57)	(818)	(3,781)
Unrestricted cash, beginning of year	2,801	3,619	7,400
Unrestricted cash, end of year	$2,744	2,801	3,619
Noncash investing activities:
Cash paid for interest	$—	—	—
The parent company’s unrestricted cash was $2.7 million and $2.8 million at December 31, 2012 and 2011, respectively. The parent company’s restricted cash of $2.0 million at December 31, 2011 was returned in February 2012, thereby increasing the parent company’s unrestricted cash. On March 24, 2011, the Company entered into a Credit Agreement that provided for a $5.0 million secured revolving line of credit to be utilized for general working capital needs, as further described in Note 11 and Note 20 to the consolidated financial statements. There were no balances outstanding under the Credit Agreement during the period from its inception in March 2011 to its maturity date on December 31, 2012. On March 20, 2013, the Company entered into a New Credit Agreement that provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs, as further described in Note 25 to the consolidated financial statements. This borrowing arrangement is intended to supplement, on a contingent basis, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses should the parent company's existing cash resources become insufficient in the future.
The Company’s obligations related to interest payments on its outstanding junior subordinated debentures relating to its $345.0 million of trust preferred securities and dividends on Class C Preferred Stock and Class D Preferred Stock have been deferred.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has until September 2014 to pay the cumulative deferred interest payments on its outstanding junior subordinated debentures without triggering a payment default or penalty. Such payment default or penalty would likely have a material adverse effect on the Company’s business, financial condition and/or results of operations.
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
The Company and First Bank have entered into agreements with the FRB and MDOF, as further described in Note 14 to the consolidated financial statements.
NOTE 25 – SUBSEQUENT EVENTS
On March 20, 2013, the Company entered into a New Credit Agreement with Investors of America, LP, as further described in Note 11 to our consolidated financial statements. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of March 31, 2014 and an interest rate of LIBOR plus 300 basis points, is intended to supplement, on a contingent basis, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses should the parent company’s existing cash resources become insufficient in the future.

FIRST BANKS, INC.
QUARTERLY CONDENSED FINANCIAL DATA — UNAUDITED

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars expressed in thousands, except per share data)
Interest income	$52,341	51,608	50,536	48,080
Interest expense	8,285	7,738	7,314	6,751
Net interest income	44,056	43,870	43,222	41,329
Provision for loan losses	2,000	—	—	—
Net interest income after provision for loan losses	42,056	43,870	43,222	41,329
Noninterest income	17,104	15,914	16,696	16,492
Noninterest expense	50,746	51,100	50,016	53,456
Income from continuing operations before provision (benefit) for income taxes	8,414	8,684	9,902	4,365
Provision (benefit) for income taxes	95	121	(138)	(217)
Net income from continuing operations, net of tax	8,319	8,563	10,040	4,582
Loss from discontinued operations before benefit for income taxes	(1,481)	(1,440)	(1,351)	(1,251)
Benefit for income taxes	—	—	—	—
Loss from discontinued operations, net of tax	(1,481)	(1,440)	(1,351)	(1,251)
Net income	6,838	7,123	8,689	3,331
Less: net (loss) income attributable to noncontrolling interest in subsidiary	(60)	(385)	216	(68)
Net income attributable to First Banks, Inc.	$6,898	7,508	8,473	3,399
Basic and diluted earnings (loss) per common share:
Earnings (loss) per common share from continuing operations	$121.23	142.63	176.57	(44.79)
Loss per common share from discontinued operations	$(62.60)	(60.85)	(57.09)	(52.88)
Earnings (loss) per common share	$58.63	81.78	119.48	(97.67)

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars expressed in thousands, except per share data)
Interest income	$62,169	58,997	56,701	55,429
Interest expense	13,092	11,840	10,458	9,149
Net interest income	49,077	47,157	46,243	46,280
Provision for loan losses	10,000	23,000	19,000	17,000
Net interest income after provision for loan losses	39,077	24,157	27,243	29,280
Noninterest income	14,120	15,196	16,979	15,899
Noninterest expense	57,462	55,917	56,785	60,082
Loss from continuing operations before provision (benefit) for income taxes	(4,265)	(16,564)	(12,563)	(14,903)
Provision (benefit) for income taxes	52	72	(11,581)	803
Net loss from continuing operations, net of tax	(4,317)	(16,636)	(982)	(15,706)
Loss from discontinued operations before benefit for income taxes	(1,766)	(1,340)	(1,760)	(1,593)
Benefit for income taxes	—	—	—	—
Loss from discontinued operations, net of tax	(1,766)	(1,340)	(1,760)	(1,593)
Net loss	(6,083)	(17,976)	(2,742)	(17,299)
Less: net income (loss) attributable to noncontrolling interest in subsidiary	65	(927)	(668)	(1,420)
Net loss attributable to First Banks, Inc.	$(6,148)	(17,049)	(2,074)	(15,879)
Basic and diluted loss per common share:
Loss per common share from continuing operations	$(406.77)	(888.37)	(240.62)	(833.72)
Loss per common share from discontinued operations	$(74.64)	(56.63)	(74.39)	(67.32)
Loss per common share	$(481.41)	(945.00)	(315.01)	(901.04)

FIRST BANKS, INC.
INVESTOR INFORMATION

FIRST BANKS, INC. TRUST PREFERRED SECURITIES
The preferred securities of First Preferred Capital Trust IV are traded on the New York Stock Exchange with the ticker symbol “FBSPrA.” The preferred securities of First Preferred Capital Trust IV are represented by a global security that has been deposited with and registered in the name of The Depository Trust Company, New York, New York (DTC). The beneficial ownership interests of these preferred securities are recorded through the DTC book-entry system. The high and low preferred securities prices and the dividends declared for 2012 and 2011 are summarized as follows:
First Preferred Capital Trust IV (Issue Date – April 2003) – FBSPrA

	2012		Distributions Declared (1)	2011		Distributions Declared (1)
	High	Low		High	Low
First quarter	$18.18	9.90	$0.509375	$14.20	9.72	$0.509375
Second quarter	21.40	16.75	0.509375	13.25	10.27	0.509375
Third quarter	23.65	18.81	0.509375	12.00	7.20	0.509375
Fourth quarter	24.48	22.70	0.509375	9.85	6.70	0.509375
			$2.037500			$2.037500

(1)	Amounts exclude the additional accrued interest on any cumulative unpaid dividends following the announcement of the deferral of such dividend payments in August 2009.

FOR INFORMATION CONCERNING FIRST BANKS, INC., PLEASE CONTACT:

Terrance M. McCarthy President and Chief Executive Officer 135 North Meramec Mail Code – M1-821-014 Clayton, Missouri 63105 Telephone – (314) 854-4600 www.firstbanks.com	Lisa K. Vansickle Executive Vice President and Chief Financial Officer 135 North Meramec Mail Code – M1-821-014 Clayton, Missouri 63105 Telephone – (314) 854-4600 www.firstbanks.com

TRANSFER AGENT:

Computershare Investor Services, LLC 2 North LaSalle Street Chicago, Illinois 60602 Telephone – (312) 588-4990www.computershare.com

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANKS, INC.

By:	/s/	Terrance M. McCarthy
Terrance M. McCarthy
President and Chief Executive Officer
(Principal Executive Officer)
Date: March 26, 2013
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ James F. Dierberg	Chairman of the Board of Directors	March 26, 2013
James F. Dierberg

/s/ Michael J. Dierberg	Vice Chairman of the Board of Directors	March 26, 2013
Michael J. Dierberg

/s/ Terrance M. McCarthy	Director and President	March 26, 2013
Terrance M. McCarthy	and Chief Executive Officer
(Principal Executive Officer)

/s/ Allen H. Blake	Director	March 26, 2013
Allen H. Blake

/s/ James A. Cooper	Director	March 26, 2013
James A. Cooper

/s/ John S. Poelker	Director	March 26, 2013
John S. Poelker

/s/ Guy Rounsaville, Jr.	Director	March 26, 2013
Guy Rounsaville, Jr.

/s/ David L. Steward	Director	March 26, 2013
David L. Steward

/s/ Douglas H. Yaeger	Director	March 26, 2013
Douglas H. Yaeger

/s/ Lisa K. Vansickle	Executive Vice President	March 26, 2013
Lisa K. Vansickle	and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993).

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

10.14*
First Bank Salary Phantom Stock Plan and Form of Phantom Unit Award Agreement (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.15	Revolving Credit Note, dated as of March 20, 2013, by and between First Banks, Inc. and Investors of America Limited Partnership – filed herewith.

10.16	Stock Pledge Agreement, dated as of March 20, 2013, by and between First Banks, Inc. and Investors of America Limited Partnership – filed herewith.

10.17*	Form of TARP Restricted Employee Agreement executed annually by each executive officer named in the Company’s Annual report on Form 10-K – filed herewith.

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

101
Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity (iv) Consolidated Statements of Comprehensive Income (Loss); (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – furnished herewith.

+	Pursuant to Item 601(b)(2), the registrant undertakes to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

*	Exhibits designated by an asterisk in the Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.