Form 10-Q
period 2013-03-31
FIRST BANKS, INC
filed 2013-05-10
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2013
Common Stock, $250.00 par value	23,661

FIRST BANKS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FIRST BANKS, INC.
CONSOLIDATED BALANCE SHEETS – (UNAUDITED)
(dollars expressed in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents:
Cash and due from banks	$97,744	114,841
Short-term investments	411,715	404,005
Total cash and cash equivalents	509,459	518,846
Investment securities:
Available for sale	1,822,515	2,043,727
Held to maturity (fair value of $843,932 and $637,024, respectively)	839,026	631,553
Total investment securities	2,661,541	2,675,280
Loans:
Commercial, financial and agricultural	622,008	610,301
Real estate construction and development	166,772	174,979
Real estate mortgage	1,998,785	2,060,131
Consumer and installment	20,602	19,262
Loans held for sale	36,185	66,133
Net deferred loan fees	(21)	(59)
Total loans	2,844,331	2,930,747
Allowance for loan losses	(88,170)	(91,602)
Net loans	2,756,161	2,839,145
Federal Reserve Bank and Federal Home Loan Bank stock	27,624	27,329
Bank premises and equipment, net	126,035	127,520
Goodwill	125,267	125,267
Deferred income taxes	29,438	29,042
Other real estate and repossessed assets	88,989	91,995
Other assets	66,681	67,996
Assets of discontinued operations	6,540	6,706
Total assets	$6,397,735	6,509,126
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,315,828	1,327,183
Interest-bearing demand	979,267	1,000,666
Savings and money market	1,872,447	1,880,271
Time deposits of $100 or more	431,953	460,791
Other time deposits	784,962	823,936
Total deposits	5,384,457	5,492,847
Other borrowings	36,855	26,025
Subordinated debentures	354,153	354,133
Deferred income taxes	36,871	36,182
Accrued expenses and other liabilities	152,187	144,269
Liabilities of discontinued operations	136,146	155,711
Total liabilities	6,100,669	6,209,167
STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding	292,655	291,757
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	12,480
Retained deficit	(178,582)	(179,513)
Accumulated other comprehensive income	40,491	45,259
Total First Banks, Inc. stockholders’ equity	203,365	206,304
Noncontrolling interest in subsidiary	93,701	93,655
Total stockholders’ equity	297,066	299,959
Total liabilities and stockholders’ equity	$6,397,735	6,509,126
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(dollars expressed in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2013	2012
Interest income:
Interest and fees on loans	$30,538	38,195
Investment securities	13,248	13,556
Federal Reserve Bank and Federal Home Loan Bank stock	303	337
Short-term investments	262	253
Total interest income	44,351	52,341
Interest expense:
Deposits:
Interest-bearing demand	98	147
Savings and money market	638	1,059
Time deposits of $100 or more	684	1,234
Other time deposits	1,138	2,138
Other borrowings	3	21
Subordinated debentures	3,676	3,686
Total interest expense	6,237	8,285
Net interest income	38,114	44,056
Provision for loan losses	—	2,000
Net interest income after provision for loan losses	38,114	42,056
Noninterest income:
Service charges on deposit accounts and customer service fees	8,355	8,835
Gain on loans sold and held for sale	1,553	2,388
Net (loss) gain on investment securities	(416)	522
Increase (decrease) in fair value of servicing rights	154	(210)
Loan servicing fees	1,717	2,008
Other	4,099	3,561
Total noninterest income	15,462	17,104
Noninterest expense:
Salaries and employee benefits	20,194	19,733
Occupancy, net of rental income	5,836	4,941
Furniture and equipment	2,595	2,611
Postage, printing and supplies	651	750
Information technology fees	5,285	6,046
Legal, examination and professional fees	1,676	2,529
Advertising and business development	485	585
FDIC insurance	2,086	3,535
Write-downs and expenses on other real estate and repossessed assets	1,511	3,550
Other	4,813	6,466
Total noninterest expense	45,132	50,746
Income from continuing operations before provision for income taxes	8,444	8,414
Provision for income taxes	365	95
Net income from continuing operations, net of tax	8,079	8,319
Loss from discontinued operations, net of tax	(1,323)	(1,481)
Net income	6,756	6,838
Less: net income (loss) attributable to noncontrolling interest in subsidiary	46	(60)
Net income attributable to First Banks, Inc.	$6,710	6,898
Preferred stock dividends declared and undeclared	4,881	4,627
Accretion of discount on preferred stock	898	884
Net income available to common stockholders	$931	1,387

Basic and diluted earnings per common share from continuing operations	$95.27	121.23
Basic and diluted loss per common share from discontinued operations	(55.92)	(62.60)
Basic and diluted earnings per common share	$39.35	$58.63

Weighted average shares of common stock outstanding	23,661	23,661
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)
(dollars expressed in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$6,756	6,838
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale investment securities, net of tax	(2,252)	6,718
Reclassification adjustment for available-for-sale investment securities losses (gains) included in net income, net of tax	5	(339)
Amortization of net unrealized gain associated with reclassification of available-for-sale investment securities to held-to-maturity investment securities, net of tax	(429)	—
Amortization of net loss related to pension liability, net of tax	30	21
Reclassification adjustment for deferred tax asset valuation allowance on investment securities	(2,146)	3,435
Reclassification adjustment for deferred tax asset valuation allowance on pension liability	24	15
Other comprehensive (loss) income	(4,768)	9,850
Comprehensive income	1,988	16,688
Comprehensive income (loss) attributable to noncontrolling interest in subsidiary	46	(60)
Comprehensive income attributable to First Banks, Inc.	$1,942	16,748
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (UNAUDITED)
Three Months Ended March 31, 2013 and Year Ended December 31, 2012
(dollars expressed in thousands)

	First Banks, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2011	$318,609	5,915	12,480	(183,351)	16,066	93,952	263,671
Net income	—	—	—	26,278	—	(297)	25,981
Other comprehensive income	—	—	—	—	29,193	—	29,193
Accretion of discount on preferred stock	3,554	—	—	(3,554)	—	—	—
Preferred stock dividends declared	—	—	—	(18,886)	—	—	(18,886)
Balance, December 31, 2012	322,163	5,915	12,480	(179,513)	45,259	93,655	299,959
Net income	—	—	—	6,710	—	46	6,756
Other comprehensive loss	—	—	—	—	(4,768)	—	(4,768)
Accretion of discount on preferred stock	898	—	—	(898)	—	—	—
Preferred stock dividends declared	—	—	—	(4,881)	—	—	(4,881)
Balance, March 31, 2013	$323,061	5,915	12,480	(178,582)	40,491	93,701	297,066
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(dollars expressed in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income attributable to First Banks, Inc.	$6,710	6,898
Net income (loss) attributable to noncontrolling interest in subsidiary	46	(60)
Less: net loss from discontinued operations	(1,323)	(1,481)
Net income from continuing operations	8,079	8,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	2,859	3,037
Amortization and accretion of investment securities	6,274	3,441
Originations of loans held for sale	(87,616)	(85,469)
Proceeds from sales of loans held for sale	116,735	68,625
Provision for loan losses	—	2,000
Provision for current income taxes	72	95
Benefit for deferred income taxes	(1,195)	(2,192)
Increase in deferred tax asset valuation allowance	1,488	2,192
(Increase) decrease in accrued interest receivable	(1,312)	806
Increase in accrued interest payable	3,499	2,718
Gain on loans sold and held for sale	(1,553)	(2,388)
Net loss (gain) on investment securities	416	(522)
(Increase) decrease in fair value of servicing rights	(154)	210
Write-downs on other real estate and repossessed assets	258	2,138
Other operating activities, net	5,570	847
Net cash provided by operating activities – continuing operations	53,420	3,857
Net cash used in operating activities – discontinued operations	(1,085)	(1,385)
Net cash provided by operating activities	52,335	2,472
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	66,507	54,410
Maturities of investment securities available for sale	100,629	146,812
Maturities of investment securities held to maturity	52,087	73
Purchases of investment securities available for sale	(197,735)	(366,232)
Purchases of investment securities held to maturity	(19,261)	—
Net (purchases) redemptions of Federal Reserve Bank and Federal Home Loan Bank stock	(295)	654
Proceeds from sales of commercial loans	1,343	9,993
Net decrease in loans	44,837	112,799
Recoveries of loans previously charged-off	3,451	7,091
Purchases of bank premises and equipment	(1,397)	(1,766)
Net proceeds from sales of other real estate and repossessed assets	5,033	12,434
Other investing activities, net	303	804
Net cash provided by (used in) investing activities – continuing operations	55,502	(22,928)
Net cash used in investing activities – discontinued operations	(82)	(50)
Net cash provided by (used in) investing activities	55,420	(22,978)
Cash flows from financing activities:
(Decrease) increase in demand, savings and money market deposits	(40,578)	117,114
Decrease in time deposits	(67,812)	(55,531)
Increase (decrease) in other borrowings	10,830	(13,445)
Net cash (used in) provided by financing activities – continuing operations	(97,560)	48,138
Net cash used in financing activities – discontinued operations	(19,582)	(2,429)
Net cash (used in) provided by financing activities	(117,142)	45,709
Net (decrease) increase in cash and cash equivalents	(9,387)	25,203
Cash and cash equivalents, beginning of period	518,846	474,158
Cash and cash equivalents, end of period	$509,459	499,361

Supplemental disclosures of cash flow information:
Cash paid for interest on liabilities	$2,738	5,567
Cash paid (received) for income taxes	2	(30)
Noncash investing and financing activities:
Reclassification of investment securities from available for sale to held to maturity	$242,540	—
Loans transferred to other real estate and repossessed assets	2,474	3,502
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. The consolidated financial statements of First Banks, Inc. and subsidiaries (the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the Company’s 2012 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
Certain reclassifications of 2012 amounts have been made to conform to the 2013 presentation.
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
The Company operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; FB Holdings, LLC (FB Holdings); Small Business Loan Source LLC; ILSIS, Inc.; FBIN, Inc.; SBRHC, Inc.; HVIIHC, Inc.; FBSA Missouri, Inc.; FBSA California, Inc.; NT Resolution Corporation; and LC Resolution Corporation. All of the subsidiaries are wholly owned as of March 31, 2013, except FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, as further described in Note 16 to the consolidated financial statements. FB Holdings is included in the consolidated financial statements and the noncontrolling ownership interest is reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiary” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, is reported as “net income (loss) attributable to noncontrolling interest in subsidiary” in the consolidated statements of operations.
NOTE 2 – DISCONTINUED OPERATIONS
Discontinued Operations. The assets and liabilities associated with the transactions described (and defined) below were previously reported in the First Bank segment and were sold as part of the Company’s Capital Optimization Plan (Capital Plan). The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities associated with the Northern Florida Region as of March 31, 2013 and December 31, 2012, and to the operations of First Bank’s Northern Florida Region for the three months ended March 31, 2013 and 2012. The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations. All financial information in the consolidated financial statements and notes to the consolidated financial statements is reported on a continuing operations basis, unless otherwise noted.
Northern Florida Region. On November 21, 2012, First Bank entered into a Branch Purchase and Assumption Agreement that provides for the sale of certain assets and the transfer of certain liabilities associated with eight of First Bank’s retail branches located in Pinellas County, Florida to HomeBanc National Association (HomeBanc), headquartered in Lake Mary, Florida. The transaction was completed on April 19, 2013, as further decribed in Note 18 to the consolidated financial statements. Under the terms of the agreement, HomeBanc assumed $120.3 million of deposits, purchased the premises and equipment, and assumed the leases associated with these eight retail branches. The transaction resulted in a gain of $400,000, after the write-off of goodwill of $700,000 allocated to the Northern Florida Region, during the second quarter of 2013.
On April 5, 2013, First Bank closed its three remaining retail branches located in Hillsborough County and in Pasco County, as further described in Note 18 to the consolidated financial statements. The eight branches sold and three branches closed during the second quarter of 2013 are collectively defined as the Northern Florida Region. The assets and liabilities associated with the Northern Florida Region are reflected in assets and liabilities of discontinued operations in the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

First Bank intends to continue to hold and operate its eight retail branches in the Manatee County communities of Bradenton, Palmetto and Longboat Key, Florida.
Assets and liabilities of discontinued operations at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	Florida	Florida
	(dollars expressed in thousands)
Cash and due from banks	$993	1,139
Total loans	—	—
Bank premises and equipment, net	4,824	4,837
Goodwill	700	700
Other assets	23	30
Assets of discontinued operations	$6,540	6,706
Deposits:
Noninterest-bearing demand	$12,590	12,488
Interest-bearing demand	9,709	10,480
Savings and money market	54,092	67,686
Time deposits of $100 or more	25,209	27,034
Other time deposits	34,470	37,964
Total deposits	136,070	155,652
Accrued expenses and other liabilities	76	59
Liabilities of discontinued operations	$136,146	155,711
Loss from discontinued operations, net of tax, for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
	Florida	Florida
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$—	—
Interest expense:
Interest on deposits	192	284
Net interest loss	(192)	(284)
Provision for loan losses	—	—
Net interest loss after provision for loan losses	(192)	(284)
Noninterest income:
Service charges and customer service fees	104	113
Other	3	2
Total noninterest income	107	115
Noninterest expense:
Salaries and employee benefits	579	590
Occupancy, net of rental income	455	442
Furniture and equipment	39	86
FDIC insurance	53	104
Other	112	90
Total noninterest expense	1,238	1,312
Loss from operations of discontinued operations	(1,323)	(1,481)
Benefit for income taxes	—	—
Net loss from discontinued operations, net of tax	$(1,323)	(1,481)

NOTE 3 – INVESTMENTS IN DEBT AND EQUITY SECURITIES
Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at March 31, 2013 and December 31, 2012 were as follows:

	Maturity				Total Amortized Cost	Gross			Weighted Average Yield
	1 Year	1-5	5-10	After		Unrealized		Fair
	or Less	Years	Years	10 Years		Gains	Losses	Value
	(dollars expressed in thousands)
March 31, 2013:
Carrying value:
U.S. Government sponsored agencies	$10,007	69,866	—	227,485	307,358	4,258	(2,157)	309,459	1.40%
Residential mortgage-backed	192	34,100	147,875	1,066,252	1,248,419	32,490	(392)	1,280,517	2.29
Commercial mortgage-backed	—	—	802	—	802	100	—	902	4.53
State and political subdivisions	1,168	3,224	201	28,478	33,071	155	—	33,226	1.40
Corporate notes	—	140,218	49,720	—	189,938	7,331	(374)	196,895	3.02
Equity investments	—	—	—	1,500	1,500	16	—	1,516	2.40
Total	$11,367	247,408	198,598	1,323,715	1,781,088	44,350	(2,923)	1,822,515	2.20
Fair value:
Debt securities	$11,398	254,989	203,260	1,351,352
Equity securities	—	—	—	1,516
Total	$11,398	254,989	203,260	1,352,868

Weighted average yield	2.02%	2.14%	2.31%	2.19%

December 31, 2012:
Carrying value:
U.S. Government sponsored agencies	$10,051	80,328	—	213,892	304,271	6,304	(146)	310,429	1.42%
Residential mortgage-backed	364	24,014	219,286	1,251,917	1,495,581	38,983	(497)	1,534,067	2.32
Commercial mortgage-backed	—	—	806	—	806	109	—	915	4.86
State and political subdivisions	985	3,579	201	—	4,765	164	—	4,929	4.05
Corporate notes	—	137,090	49,704	—	186,794	6,192	(621)	192,365	3.13
Equity investments	—	—	—	1,000	1,000	22	—	1,022	2.54
Total	$11,400	245,011	269,997	1,466,809	1,993,217	51,774	(1,264)	2,043,727	2.26
Fair value:
Debt securities	$11,476	251,558	275,251	1,504,420
Equity securities	—	—	—	1,022
Total	$11,476	251,558	275,251	1,505,442

Weighted average yield	2.01%	2.17%	2.65%	2.21%

Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at March 31, 2013 and December 31, 2012 were as follows:

	Maturity				Total Amortized Cost	Gross			Weighted Average Yield
	1 Year	1-5	5-10	After		Unrealized		Fair
	or Less	Years	Years	10 Years		Gains	Losses	Value
	(dollars expressed in thousands)
March 31, 2013:
Carrying value:
U.S. Government sponsored agencies	$—	—	27,656	—	27,656	133	—	27,789	1.43%
Residential mortgage-backed	—	—	212,152	595,938	808,090	5,369	(620)	812,839	1.74
State and political subdivisions	1,022	1,099	55	1,104	3,280	24	—	3,304	2.12
Total	$1,022	1,099	239,863	597,042	839,026	5,526	(620)	843,932	1.73
Fair value:
Debt securities	$1,036	1,107	242,412	599,377

Weighted average yield	2.92%	3.40%	1.45%	1.84%

December 31, 2012:
Carrying value:
U.S. Government sponsored agencies	$—	—	52,582	—	52,582	269	—	52,851	1.63%
Residential mortgage-backed	—	—	108,420	466,863	575,283	6,142	(614)	580,811	1.82
State and political subdivisions	826	1,099	252	1,511	3,688	51	(377)	3,362	1.89
Total	$826	1,099	161,254	468,374	631,553	6,462	(991)	637,024	1.80
Fair value:
Debt securities	$836	1,129	164,433	470,626

Weighted average yield	2.56%	3.40%	1.77%	1.81%
Proceeds from sales of available-for-sale investment securities were $66.5 million and $54.4 million for the three months ended March 31, 2013 and 2012, respectively. Gross realized gains and gross realized losses on investment securities for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(dollars expressed in thousands)
Gross realized gains on sales of available-for-sale securities	$346	522
Gross realized losses on sales of available-for-sale securities	(354)	—
Other-than-temporary impairment	(408)	—
Net realized (loss) gain on investment securities	$(416)	522
Other-than-temporary impairment for the three months ended March 31, 2013 includes impairment recorded on a municipal investment security classified as held-to-maturity of $407,000. Investment securities with a carrying value of $211.9 million and $257.6 million at March 31, 2013 and December 31, 2012, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.
During the three months ended March 31, 2013, the Company reclassified certain of its available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $242.5 million, in aggregate. The determination of the reclassification was made by management based on the Company’s current and expected future liquidity levels and the resulting intent to hold such investment securities to maturity. The net gross unrealized gain on these available-for-sale investment securities at the time of transfer of $5.0 million, in aggregate, was recorded as additional premium on the securities and is being amortized over the remaining lives of the respective securities, as further described in Note 10 to the consolidated financial statements.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars expressed in thousands)
March 31, 2013:
Available for sale:
U.S. Government sponsored agencies	$46,855	(2,157)	—	—	46,855	(2,157)
Residential mortgage-backed	49,531	(315)	5,418	(77)	54,949	(392)
Corporate notes	12,625	(277)	10,007	(97)	22,632	(374)
Total	$109,011	(2,749)	15,425	(174)	124,436	(2,923)
Held to maturity:
Residential mortgage-backed	$217,426	(620)	—	—	217,426	(620)
Total	$217,426	(620)	—	—	217,426	(620)

December 31, 2012:
Available for sale:
U.S. Government sponsored agencies	$20,018	(146)	—	—	20,018	(146)
Residential mortgage-backed	125,449	(441)	270	(56)	125,719	(497)
Corporate notes	—	—	17,675	(621)	17,675	(621)
Total	$145,467	(587)	17,945	(677)	163,412	(1,264)
Held to maturity:
Residential mortgage-backed	$66,011	(614)	—	—	66,011	(614)
State and political subdivisions	1,133	(377)	—	—	1,133	(377)
Total	$67,144	(991)	—	—	67,144	(991)
The Company does not believe the investment securities that were in an unrealized loss position at March 31, 2013 are other-than-temporarily impaired. The unrealized losses on the investment securities were primarily attributable to fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that First Bank will not be required to sell these securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired. The unrealized losses for residential mortgage-backed securities for 12 months or more at March 31, 2013 and December 31, 2012 included ten and nine securities, respectively. The unrealized losses for corporate notes for 12 months or more at March 31, 2013 included three and six securities, respectively.
NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table summarizes the composition of the loan portfolio at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(dollars expressed in thousands)
Commercial, financial and agricultural	$622,008	610,301
Real estate construction and development	166,772	174,979
Real estate mortgage:
One-to-four-family residential	954,668	986,767
Multi-family residential	104,130	103,684
Commercial real estate	939,987	969,680
Consumer and installment	20,602	19,262
Loans held for sale	36,185	66,133
Net deferred loan fees	(21)	(59)
Total loans	$2,844,331	2,930,747

Aging of Loans. The following table presents the aging of loans by loan classification at March 31, 2013 and December 31, 2012:

	30-59 Days	60-89 Days	Recorded Investment > 90 Days Accruing	Nonaccrual	Total Past Due	Current	Total Loans
	(dollars expressed in thousands)
March 31, 2013:
Commercial, financial and agricultural	$1,415	89	—	15,523	17,027	604,981	622,008
Real estate construction and development	20	—	—	30,091	30,111	136,661	166,772
Real estate mortgage:
Bank portfolio	2,220	697	345	6,470	9,732	99,763	109,495
Mortgage Division portfolio	7,072	2,902	—	21,607	31,581	468,549	500,130
Home equity	3,002	553	601	6,768	10,924	334,119	345,043
Multi-family residential	—	—	445	6,884	7,329	96,801	104,130
Commercial real estate	1,051	210	—	14,856	16,117	923,870	939,987
Consumer and installment	149	103	—	22	274	20,307	20,581
Loans held for sale	—	—	—	—	—	36,185	36,185
Total	$14,929	4,554	1,391	102,221	123,095	2,721,236	2,844,331
December 31, 2012:
Commercial, financial and agricultural	$1,180	322	—	19,050	20,552	589,749	610,301
Real estate construction and development	93	—	—	32,152	32,245	142,734	174,979
Real estate mortgage:
Bank portfolio	1,871	1,121	874	6,910	10,776	111,562	122,338
Mortgage Division portfolio	6,264	4,375	—	19,780	30,419	479,552	509,971
Home equity	2,494	1,221	216	8,671	12,602	341,856	354,458
Multi-family residential	—	629	—	6,761	7,390	96,294	103,684
Commercial real estate	66	693	—	16,520	17,279	952,401	969,680
Consumer and installment	174	43	—	28	245	18,958	19,203
Loans held for sale	—	—	—	—	—	66,133	66,133
Total	$12,142	8,404	1,090	109,872	131,508	2,799,239	2,930,747
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
The following tables present the credit exposure of the loan portfolio by internally assigned credit grade and payment activity as of March 31, 2013 and December 31, 2012:

Commercial Loan Portfolio Credit Exposure by Internally Assigned Credit Grade	Commercial and Industrial	Real Estate Construction and Development	Multi-family	Commercial Real Estate	Total
		(dollars expressed in thousands)
March 31, 2013:
Pass	$586,122	43,219	68,389	843,122	1,540,852
Special mention	10,778	3,801	218	60,193	74,990
Substandard	9,585	79,630	445	11,990	101,650
Performing troubled debt restructuring	—	10,031	28,194	9,826	48,051
Nonaccrual	15,523	30,091	6,884	14,856	67,354
Total	$622,008	166,772	104,130	939,987	1,832,897
December 31, 2012:
Pass	$572,248	45,356	67,690	858,101	1,543,395
Special mention	10,580	6,076	220	70,450	87,326
Substandard	8,423	81,364	773	13,868	104,428
Performing troubled debt restructuring	—	10,031	28,240	10,741	49,012
Nonaccrual	19,050	32,152	6,761	16,520	74,483
Total	$610,301	174,979	103,684	969,680	1,858,644

One-to-Four-Family Residential Mortgage Bank and Home Equity Loan Portfolio Credit Exposure by Internally Assigned Credit Grade	Bank Portfolio	Home Equity	Total
	(dollars expressed in thousands)
March 31, 2013:
Pass	$93,585	334,424	428,009
Special mention	6,428	601	7,029
Substandard	1,401	3,250	4,651
Performing troubled debt restructuring	1,611	—	1,611
Nonaccrual	6,470	6,768	13,238
Total	$109,495	345,043	454,538
December 31, 2012:
Pass	$107,625	342,321	449,946
Special mention	4,405	216	4,621
Substandard	1,787	3,250	5,037
Performing troubled debt restructuring	1,611	—	1,611
Nonaccrual	6,910	8,671	15,581
Total	$122,338	354,458	476,796

One-to-Four-Family Residential Mortgage Division and Consumer and Installment Loan Portfolio Credit Exposure by Payment Activity	Mortgage Division Portfolio	Consumer and Installment	Total
	(dollars expressed in thousands)
March 31, 2013:
Pass	$395,749	20,559	416,308
Substandard	5,834	—	5,834
Performing troubled debt restructuring	76,940	—	76,940
Nonaccrual	21,607	22	21,629
Total	$500,130	20,581	520,711
December 31, 2012:
Pass	$405,270	19,175	424,445
Substandard	6,627	—	6,627
Performing troubled debt restructuring	78,294	—	78,294
Nonaccrual	19,780	28	19,808
Total	$509,971	19,203	529,174
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
The following tables present the recorded investment, unpaid principal balance, related allowance for loan losses, average recorded investment and interest income recognized while on impaired status for impaired loans without a related allowance for loan losses and for impaired loans with a related allowance for loan losses by loan classification at March 31, 2013 and December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
	(dollars expressed in thousands)
March 31, 2013:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$5,080	8,498	—	5,657	—
Real estate construction and development	37,023	69,313	—	37,974	138
Real estate mortgage:
Bank portfolio	1,611	1,690	—	1,655	13
Mortgage Division portfolio	9,686	20,859	—	9,663	—
Home equity	1,382	1,507	—	1,576	—
Multi-family residential	33,050	35,015	—	33,014	295
Commercial real estate	17,992	23,852	—	18,932	121
Consumer and installment	—	—	—	—	—
	105,824	160,734	—	108,471	567
With A Related Allowance Recorded:
Commercial, financial and agricultural	10,443	26,644	368	11,630	—
Real estate construction and development	3,099	7,411	1,149	3,179	—
Real estate mortgage:
Bank portfolio	6,470	8,174	209	6,646	—
Mortgage Division portfolio	88,861	98,202	12,444	88,648	479
Home equity	5,386	6,256	1,354	6,144	—
Multi-family residential	2,028	3,764	947	2,026	—
Commercial real estate	6,690	9,675	607	7,040	—
Consumer and installment	22	22	1	25	—
	122,999	160,148	17,079	125,338	479
Total:
Commercial, financial and agricultural	15,523	35,142	368	17,287	—
Real estate construction and development	40,122	76,724	1,149	41,153	138
Real estate mortgage:
Bank portfolio	8,081	9,864	209	8,301	13
Mortgage Division portfolio	98,547	119,061	12,444	98,311	479
Home equity	6,768	7,763	1,354	7,720	—
Multi-family residential	35,078	38,779	947	35,040	295
Commercial real estate	24,682	33,527	607	25,972	121
Consumer and installment	22	22	1	25	—
	$228,823	320,882	17,079	233,809	1,046

	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
	(dollars expressed in thousands)
December 31, 2012:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$6,451	24,287	—	12,369	215
Real estate construction and development	39,706	74,044	—	59,094	561
Real estate mortgage:
Bank portfolio	1,611	1,690	—	2,166	32
Mortgage Division portfolio	10,255	22,102	—	10,308	—
Home equity	1,382	1,507	—	1,232	—
Multi-family residential	33,709	37,206	—	13,682	280
Commercial real estate	18,808	24,279	—	35,959	1,160
Consumer and installment	—	—	—	—	—
	111,922	185,115	—	134,810	2,248
With A Related Allowance Recorded:
Commercial, financial and agricultural	12,599	19,255	676	24,157	—
Real estate construction and development	2,477	10,221	1,452	3,687	114
Real estate mortgage:
Bank portfolio	6,910	8,655	284	9,288	—
Mortgage Division portfolio	87,819	96,931	11,574	88,277	2,050
Home equity	7,289	8,188	1,784	6,500	—
Multi-family residential	1,292	1,403	1,138	524	—
Commercial real estate	8,453	12,909	1,043	16,161	11
Consumer and installment	28	28	1	51	—
	126,867	157,590	17,952	148,645	2,175
Total:
Commercial, financial and agricultural	19,050	43,542	676	36,526	215
Real estate construction and development	42,183	84,265	1,452	62,781	675
Real estate mortgage:
Bank portfolio	8,521	10,345	284	11,454	32
Mortgage Division portfolio	98,074	119,033	11,574	98,585	2,050
Home equity	8,671	9,695	1,784	7,732	—
Multi-family residential	35,001	38,609	1,138	14,206	280
Commercial real estate	27,261	37,188	1,043	52,120	1,171
Consumer and installment	28	28	1	51	—
	$238,789	342,705	17,952	283,455	4,423
Recorded investment represents the Company’s investment in its impaired loans reduced by cumulative charge-offs recorded against the allowance for loan losses on these same loans. At March 31, 2013 and December 31, 2012, the Company had recorded charge-offs of $92.1 million and $103.9 million, respectively, on its impaired loans, representing the difference between the unpaid principal balance and the recorded investment reflected in the tables above. The unpaid principal balance represents the principal amount contractually owed to the Company by the borrowers on the impaired loans.
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
Loan modifications are generally performed at the request of the borrower, whether commercial or consumer, and may include reduction in interest rates, changes in payments and maturity date extensions. Although the Company does not have formal, standardized loan modification programs for its commercial or consumer loan portfolios, it addresses loan modifications on a case-by-case basis and also participates in the U.S. Treasury’s Home Affordable Modification Program (HAMP). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. At March 31, 2013 and December 31, 2012, the Company had $75.2 million and $75.7 million, respectively, of modified loans in the HAMP program.
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
The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending upon the individual facts and circumstances of the loan. TDRs accruing interest are classified as performing TDRs. The following table presents the categories of performing TDRs as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(dollars expressed in thousands)
Performing Troubled Debt Restructurings:
Real estate construction and development	$10,031	10,031
Real estate mortgage:
One-to-four-family residential	78,551	79,905
Multi-family residential	28,194	28,240
Commercial real estate	9,826	10,741
Total performing troubled debt restructurings	$126,602	128,917
The Company does not accrue interest on TDRs which have been modified for a period less than six months or are not in compliance with the modified terms. These loans are considered nonperforming TDRs and are included with other nonaccrual loans for classification purposes. The following table presents the categories of loans considered nonperforming TDRs as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(dollars expressed in thousands)
Nonperforming Troubled Debt Restructurings:
Commercial, financial and agricultural	$1,018	1,004
Real estate construction and development	25,097	26,557
Real estate mortgage:
One-to-four-family residential	7,526	7,105
Multi-family residential	2,415	2,482
Commercial real estate	2,189	2,862
Total nonperforming troubled debt restructurings	$38,245	40,010
Both performing and nonperforming TDRs are considered to be impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses. The allowance for loan losses allocated to TDRs was $9.0 million and $9.5 million at March 31, 2013 and December 31, 2012, respectively.

The following tables present loans classified as TDRs that were modified during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars expressed in thousands)
Loan Modifications Classified as Troubled Debt Restructurings:
Commercial, financial and agricultural	1	$90	$45	—	$—	$—
Real estate construction and development	—	—	—	2	803	390
Real estate mortgage:
One-to-four-family residential	10	2,223	1,898	14	2,604	2,561
Commercial real estate	—	—	—	1	5,018	5,018

The following tables present TDRs that defaulted within 12 months of modification during the three months ended March 31, 2013 and 2012:

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars expressed in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate mortgage:
One-to-four-family residential	16	$2,396	12	2,307

Upon default of a TDR, which is considered to be 90 days or more past due under the modified terms, impairment is measured based on the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses.
Allowance for Loan Losses. Changes in the allowance for loan losses for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(dollars expressed in thousands)
Balance, beginning of period	$91,602	137,710
Loans charged-off	(6,883)	(16,453)
Recoveries of loans previously charged-off	3,451	7,091
Net loans charged-off	(3,432)	(9,362)
Provision for loan losses	—	2,000
Balance, end of period	$88,170	130,348
The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
Three Months Ended March 31, 2013:
Allowance for loan losses:
Beginning balance	$13,572	14,434	38,897	4,252	20,048	399	91,602
Charge-offs	(676)	(282)	(4,389)	(3)	(1,477)	(56)	(6,883)
Recoveries	1,067	395	1,231	—	718	40	3,451
Provision (benefit) for loan losses	205	(1,544)	921	(47)	431	34	—
Ending balance	$14,168	13,003	36,660	4,202	19,720	417	88,170

The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
Three Months Ended March 31, 2012:
Allowance for loan losses:
Beginning balance	$27,243	24,868	50,864	4,851	29,448	436	137,710
Charge-offs	(5,081)	(3,084)	(3,928)	(932)	(3,353)	(75)	(16,453)
Recoveries	3,058	733	1,252	11	1,988	49	7,091
Provision (benefit) for loan losses	(438)	2,001	(1,518)	749	1,190	16	2,000
Ending balance	$24,782	24,518	46,670	4,679	29,273	426	130,348
The following table represents a summary of the impairment method used by loan category at March 31, 2013 and December 31, 2012:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
March 31, 2013:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$—	199	3,343	116	23	—	3,681
Impaired loans collectively evaluated for impairment	368	950	10,664	831	584	1	13,398
All other loans collectively evaluated for impairment	13,800	11,854	22,653	3,255	19,113	416	71,091
Total	$14,168	13,003	36,660	4,202	19,720	417	88,170
Financing receivables:
Impaired loans individually evaluated for impairment	$5,462	38,283	18,021	33,977	18,335	—	114,078
Impaired loans collectively evaluated for impairment	10,061	1,839	95,375	1,101	6,347	22	114,745
All other loans collectively evaluated for impairment	606,485	126,650	841,272	69,052	915,305	20,559	2,579,323
Total	$622,008	166,772	954,668	104,130	939,987	20,581	2,808,146

December 31, 2012:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$75	121	3,187	33	182	—	3,598
Impaired loans collectively evaluated for impairment	601	1,331	10,455	1,105	861	1	14,354
All other loans collectively evaluated for impairment	12,896	12,982	25,255	3,114	19,005	398	73,650
Total	$13,572	14,434	38,897	4,252	20,048	399	91,602
Financing receivables:
Impaired loans individually evaluated for impairment	$7,884	39,155	16,843	34,636	20,965	—	119,483
Impaired loans collectively evaluated for impairment	11,166	3,028	98,423	365	6,296	28	119,306
All other loans collectively evaluated for impairment	591,251	132,796	871,501	68,683	942,419	19,175	2,625,825
Total	$610,301	174,979	986,767	103,684	969,680	19,203	2,864,614

NOTE 5 – GOODWILL
Goodwill was $125.3 million at March 31, 2013 and December 31, 2012. First Bank did not record goodwill impairment for the three months ended March 31, 2013 and 2012. The Company allocated goodwill to the sale of the Florida Region of $700,000, which is included in assets of discontinued operations at March 31, 2013 and December 31, 2012.
NOTE 6 – SERVICING RIGHTS
Mortgage Banking Activities. At March 31, 2013 and December 31, 2012, First Bank serviced mortgage loans for others totaling $1.30 billion and $1.27 billion, respectively. Changes in mortgage servicing rights for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(dollars expressed in thousands)
Balance, beginning of period	$9,152	9,077
Originated mortgage servicing rights	1,229	799
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	854	517
Other changes in fair value (2)	(583)	(680)
Balance, end of period	$10,652	9,713
____________________

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.
Other Servicing Activities. At March 31, 2013 and December 31, 2012, First Bank serviced United States Small Business Administration (SBA) loans for others totaling $153.3 million and $159.6 million, respectively. Changes in SBA servicing rights for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(dollars expressed in thousands)
Balance, beginning of period	$5,640	6,303
Originated SBA servicing rights	—	—
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	22	147
Other changes in fair value (2)	(139)	(194)
Balance, end of period	$5,523	6,256
____________________

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

NOTE 7 – DERIVATIVE INSTRUMENTS
The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The following table summarizes derivative instruments held by the Company, their notional amount, estimated fair values and their location in the consolidated balance sheets at March 31, 2013 and December 31, 2012:

			Derivatives in Other Assets		Derivatives in Other Liabilities
	Notional Amount		Fair Value Gain (Loss)		Fair Value Loss
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(dollars expressed in thousands)
Derivative Instruments Not Designated as Hedging Instruments:
Customer interest rate swap agreements	$11,010	12,149	57	87	(57)	(87)
Interest rate lock commitments	44,753	59,932	1,115	1,837	—	—
Forward commitments to sell mortgage-backed securities	63,050	107,700	(65)	(305)	—	—
Total	$118,813	179,781	1,107	1,619	(57)	(87)
Customer Interest Rate Swap Agreements. First Bank offers interest rate swap agreements to certain customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each interest rate swap agreement between First Bank and its customers is offset by an interest rate swap agreement between First Bank and various counterparties. These interest rate swap agreements do not qualify for hedge accounting treatment. Changes in the fair value are recognized in noninterest income on a monthly basis. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income. The notional amount of these interest rate swap agreement contracts at March 31, 2013 and December 31, 2012 was $11.0 million and $12.1 million, respectively.
Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in June 2013. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $1.1 million and $1.8 million at March 31, 2013 and December 31, 2012, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in the consolidated balance sheets, was an unrealized loss of $65,000 and $305,000 at March 31, 2013 and December 31, 2012, respectively. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.
The following table summarizes amounts included in the consolidated statements of operations for the three months ended March 31, 2013 and 2012 related to non-hedging derivative instruments:

Derivative Instruments Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Operations on Derivatives	Amount of Gain (Loss) Recognized in Operations on Derivatives
		Three Months Ended
		March 31,
		2013	2012
		(dollars expressed in thousands)
Interest rate swap agreements	Other noninterest income	$—	(39)
Customer interest rate swap agreements	Other noninterest income	—	3
Interest rate lock commitments	Gain on loans sold and held for sale	(722)	127
Forward commitments to sell mortgage-backed securities	Gain on loans sold and held for sale	240	772

NOTE 8 – NOTES PAYABLE AND OTHER BORROWINGS
Notes Payable. On March 20, 2013, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement (the Credit Agreement) with Investors of America Limited Partnership (Investors of America, LP), as further described in Note 16 to the consolidated financial statements. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of March 31, 2014 and an interest rate of LIBOR plus 300 basis points, is intended to supplement, on a contingent basis, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses should the parent company's existing cash resources become insufficient in the future. There have been no balances outstanding under the Credit Agreement since its inception.
Other Borrowings. Other borrowings were comprised solely of daily securities sold under agreement to repurchase of $36.9 million and $26.0 million at March 31, 2013 and December 31, 2012, respectively.
NOTE 9 – SUBORDINATED DEBENTURES
As of March 31, 2013, the Company had 13 affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. The following is a summary of the junior subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at March 31, 2013 and December 31, 2012:

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

The Company’s distributions accrued on the junior subordinated debentures were $3.7 million for the three months ended March 31, 2013 and 2012, and are included in interest expense in the consolidated statements of operations. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in the Company’s capital base, as further discussed in Note 11 to the consolidated financial statements.
On August 10, 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated debentures and the related trust indentures allow the Company to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. Such payment default or penalty would likely have a material adverse effect on the Company’s business, financial condition or results of operations. The Company has deferred such payments for 15 quarterly periods as of March 31, 2013. The current 20 consecutive quarterly deferral period ends with the respective payment dates of the trust preferred securities in September and October 2014. During the deferral period, the respective trusts will suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. Accordingly, the Company also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009, as further described in Note 10 to the consolidated financial statements. The Company has deferred $46.8 million and $43.8 million of its regularly scheduled interest payments as of March 31, 2013 and December 31, 2012, respectively. In addition, the Company has accrued additional interest expense of $4.6 million and $3.9 million as of March 31, 2013 and December 31, 2012, respectively, on the regularly scheduled deferred interest payments based on the interest rate in effect for each junior subordinated note issuance in accordance with the respective terms of the underlying agreements.
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
The Company allocated the total proceeds received under the CPP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million is being accreted to retained earnings on a level-yield basis over five years. Accretion of the discount on the Class C Preferred Stock was $898,000 and $884,000 for the three months ended March 31, 2013 and 2012, respectively.
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
In conjunction with the deferral of it regularly scheduled interest payments on its outstanding junior subordinated debentures on August 10, 2009, as further described in Note 9 to the consolidated financial statements, the Company also began suspending the payment of cash dividends on its outstanding preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009. The Company has deferred such payments for 15 quarterly periods as of March 31, 2013. Consequently, the Company has suspended the declaration of dividends on its Class A and Class B preferred stock, but continues to declare and accumulate dividends on its Class C Preferred Stock and its Class D Preferred Stock. The Company has declared and deferred $60.4 million and $56.3 million of its regularly scheduled dividend payments on its Class C Preferred Stock and Class D Preferred Stock at March 31, 2013 and December 31, 2012, respectively, and has declared and accrued an additional $6.4 million and $5.6 million of cumulative dividends on such deferred dividend payments at March 31, 2013 and December 31, 2012, respectively.
During the three months ended March 31, 2013, the Company reclassified certain of its available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $242.5 million, in aggregate, as further described in Note 3 to the consolidated financial statements. The gross unrealized gain on these available-for-sale investment securities at the time of transfer was $5.0 million. The unrealized gain included as a component of accumulated other comprehensive income was $2.8 million at the time of transfer, net of tax of $2.2 million. The fair value adjustment at the time of transfer of $5.0 million was recorded as additional premium on the investment securities, and is being amortized as an adjustment to interest income on investment securities over the remaining lives of the respective securities. The amortization of the unrealized gain reported in stockholders’ equity is also being amortized as an adjustment to interest income on investment securities over the remaining lives of the respective securities. Consequently, the combined amortization of the additional premium and the unrealized gain have no net impact on interest income on investment securities.
Accumulated Other Comprehensive Income. The following table summarizes changes in accumulated other comprehensive income, net of tax, by component, for the three months ended March 31, 2013 and 2012:

	Investment Securities	Defined Benefit Pension Plan	Deferred Tax Asset Valuation Allowance	Total
		(dollars expressed in thousands)
Three Months Ended March 31, 2013:
Balance, beginning of period	35,186	(3,544)	13,617	45,259
Other comprehensive income (loss) before reclassifications	(2,681)	30	(2,122)	(4,773)
Amounts reclassified from accumulated other comprehensive income (loss)	5	—	—	5
Net current period other comprehensive income (loss)	(2,676)	30	(2,122)	(4,768)
Balance, end of period	$32,510	(3,514)	11,495	40,491

Three Months Ended March 31, 2012:
Balance, beginning of period	19,437	(2,633)	(738)	16,066
Other comprehensive income (loss) before reclassifications	6,718	21	3,450	10,189
Amounts reclassified from accumulated other comprehensive income (loss)	(339)	—	—	(339)
Net current period other comprehensive income (loss)	6,379	21	3,450	9,850
Balance, end of period	$25,816	(2,612)	2,712	25,916

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
The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at March 31, 2013 and December 31, 2012. The Company must maintain minimum total regulatory, Tier 1 regulatory and Tier 1 leverage ratios as set forth in the table below in order to meet the minimum capital adequacy standards.
First Bank was categorized as well capitalized at March 31, 2013 and December 31, 2012 under the prompt corrective action provisions of the regulatory capital standards. First Bank must maintain minimum total regulatory, Tier 1 regulatory and Tier 1 leverage ratios as set forth in the table below in order to be categorized as well capitalized. In addition, First Bank is currently required to maintain its Tier 1 capital to total assets ratio at no less than 7.00% in accordance with the provisions of its informal agreement entered into with the State of Missouri Division of Finance (MDOF), as further described below. First Bank’s Tier 1 capital to total assets ratio of 9.54% and 9.20% at March 31, 2013 and December 31, 2012, respectively, exceeded the 7.00% minimum level required under the terms of the informal agreement with the MDOF.
At March 31, 2013 and December 31, 2012, the Company and First Bank’s required and actual capital ratios were as follows:

						To be Well Capitalized Under Prompt Corrective Action Provisions
	Actual				For Capital Adequacy Purposes
	March 31, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
	(dollars expressed in thousands)
Total capital (to risk-weighted assets):
First Banks, Inc.	$98,418	2.72%	$93,542	2.57%	8.0%	N/A
First Bank	636,522	17.60	626,177	17.18	8.0	10.0%
Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	49,209	1.36	46,771	1.28	4.0	N/A
First Bank	590,748	16.33	580,026	15.92	4.0	6.0
Tier 1 capital (to average assets):
First Banks, Inc.	49,209	0.79	46,771	0.73	4.0	N/A
First Bank	590,748	9.50	580,026	9.13	4.0	5.0
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

Items Measured on a Recurring Basis. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
March 31, 2013:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	309,459	—	309,459
Residential mortgage-backed	—	1,280,517	—	1,280,517
Commercial mortgage-backed	—	902	—	902
State and political subdivisions	—	33,226	—	33,226
Corporate notes	—	196,895	—	196,895
Equity investments	1,516	—	—	1,516
Mortgage loans held for sale	—	36,185	—	36,185
Derivative instruments:
Customer interest rate swap agreements	—	57	—	57
Interest rate lock commitments	—	1,115	—	1,115
Forward commitments to sell mortgage-backed securities	—	(65)	—	(65)
Servicing rights	—	—	16,175	16,175
Total	$1,516	1,858,291	16,175	1,875,982
Liabilities:
Derivative instruments:
Customer interest rate swap agreements	$—	57	—	57
Nonqualified deferred compensation plan	6,044	—	—	6,044
Total	$6,044	57	—	6,101
December 31, 2012:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	310,429	—	310,429
Residential mortgage-backed	—	1,534,067	—	1,534,067
Commercial mortgage-backed	—	915	—	915
State and political subdivisions	—	4,929	—	4,929
Corporate notes	—	192,365	—	192,365
Equity investments	1,022	—	—	1,022
Mortgage loans held for sale	—	66,133	—	66,133
Derivative instruments:
Customer interest rate swap agreements	—	87	—	87
Interest rate lock commitments	—	1,837	—	1,837
Forward commitments to sell mortgage-backed securities	—	(305)	—	(305)
Servicing rights	—	—	14,792	14,792
Total	$1,022	2,110,457	14,792	2,126,271
Liabilities:
Derivative instruments:
Customer interest rate swap agreements	$—	87	—	87
Nonqualified deferred compensation plan	6,443	—	—	6,443
Total	$6,443	87	—	6,530
There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2013 and 2012.

The following table presents the changes in Level 3 assets measured on a recurring basis for the three months ended March 31, 2013 and 2012:

	Servicing Rights
	Three Months Ended
	March 31,
	2013	2012
	(dollars expressed in thousands)
Balance, beginning of period	$14,792	15,380
Total gains or losses (realized/unrealized):
Included in earnings (1)	154	(210)
Included in other comprehensive income	—	—
Issuances	1,229	799
Transfers in and/or out of level 3	—	—
Balance, end of period	$16,175	15,969
____________________

(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of operations.
Items Measured on a Nonrecurring Basis. From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
March 31, 2013:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	15,155	15,155
Real estate construction and development	—	—	38,973	38,973
Real estate mortgage:
Bank portfolio	—	—	7,872	7,872
Mortgage Division portfolio	—	—	86,103	86,103
Home equity portfolio	—	—	5,414	5,414
Multi-family residential	—	—	34,131	34,131
Commercial real estate	—	—	24,075	24,075
Consumer and installment	—	—	21	21
Other real estate and repossessed assets	—	—	88,989	88,989
Total	$—	—	300,733	300,733
December 31, 2012:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	18,374	18,374
Real estate construction and development	—	—	40,731	40,731
Real estate mortgage:
Bank portfolio	—	—	8,237	8,237
Mortgage Division portfolio	—	—	86,500	86,500
Home equity portfolio	—	—	6,887	6,887
Multi-family residential	—	—	33,863	33,863
Commercial real estate	—	—	26,218	26,218
Consumer and installment	—	—	27	27
Other real estate and repossessed assets	—	—	91,995	91,995
Total	$—	—	312,832	312,832
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
Other real estate and repossessed assets measured at fair value upon initial recognition totaled $2.5 million and $3.5 million for the three months ended March 31, 2013 and 2012, respectively. In addition to other real estate and repossessed assets measured at fair value upon initial recognition, the Company recorded write-downs to the balance of other real estate and repossessed assets of $258,000 and $2.1 million to noninterest expense for the three months ended March 31, 2013 and 2012, respectively. Other real estate and repossessed assets were $89.0 million at March 31, 2013, compared to $92.0 million at December 31, 2012.
Fair Value of Financial Instruments. The fair value of financial instruments is management’s estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including deferred income tax assets, bank premises and equipment and goodwill. Furthermore, the income taxes that would be incurred if the Company were to realize any of the unrealized gains or unrealized losses indicated between the estimated fair values and corresponding carrying values could have a significant effect on the fair value estimates and have not been considered in any of the estimates.
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

The estimated fair value of the Company’s financial instruments at March 31, 2013 were as follows:

	March 31, 2013
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$509,459	509,459	—	—	509,459
Investment securities:
Available for sale	1,822,515	1,516	1,820,999	—	1,822,515
Held to maturity	839,026	—	843,932	—	843,932
Loans held for portfolio	2,719,976	—	—	2,524,461	2,524,461
Loans held for sale	36,185	—	36,185	—	36,185
FRB and FHLB stock	27,624	27,624	—	—	27,624
Derivative instruments	1,107	—	1,107	—	1,107
Accrued interest receivable	19,683	19,683	—	—	19,683
Assets of discontinued operations	6,540	—	6,540	—	6,540
Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,315,828	1,315,828	—	—	1,315,828
Interest-bearing demand	979,267	979,267	—	—	979,267
Savings and money market	1,872,447	1,872,447	—	—	1,872,447
Time deposits	1,216,915	—	—	1,218,978	1,218,978
Other borrowings	36,855	36,855	—	—	36,855
Derivative instruments	57	—	57	—	57
Accrued interest payable	52,127	52,127	—	—	52,127
Subordinated debentures	354,153	—	—	258,704	258,704
Liabilities of discontinued operations	136,146	—	136,146	—	136,146
Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(2,779)	—	—	(2,779)	(2,779)
The estimated fair value of the Company’s financial instruments at December 31, 2012 were as follows:

	December 31, 2012
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$518,846	518,846	—	—	518,846
Investment securities:
Available for sale	2,043,727	1,022	2,042,705	—	2,043,727
Held to maturity	631,553	—	637,024	—	637,024
Loans held for portfolio	2,773,012	—	—	2,572,256	2,572,256
Loans held for sale	66,133	—	66,133	—	66,133
FRB and FHLB stock	27,329	27,329	—	—	27,329
Derivative instruments	1,619	—	1,619	—	1,619
Accrued interest receivable	18,284	18,284	—	—	18,284
Assets of discontinued operations	6,706	—	6,706	—	6,706
Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,327,183	1,327,183	—	—	1,327,183
Interest-bearing demand	1,000,666	1,000,666	—	—	1,000,666
Savings and money market	1,880,271	1,880,271	—	—	1,880,271
Time deposits	1,284,727	—	—	1,286,730	1,286,730
Other borrowings	26,025	26,025	—	—	26,025
Derivative instruments	87	—	87	—	87
Accrued interest payable	48,541	48,541	—	—	48,541
Subordinated debentures	354,133	—	—	254,984	254,984
Liabilities of discontinued operations	155,711	—	155,711	—	155,711
Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(2,779)	—	—	(2,779)	(2,779)

NOTE 13 – INCOME TAXES
The realization of the Company’s net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies. The Company has a full valuation allowance against its net deferred tax assets at March 31, 2013 and December 31, 2012. The deferred tax asset valuation allowance was recorded in accordance with ASC Topic 740, “Income Taxes.” Under ASC Topic 740, the Company is required to assess whether it is “more likely than not” that some portion or all of its deferred tax assets will not be realized. Pursuant to ASC Topic 740, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years. If, in the future, the Company generates taxable income on a sustained basis, management may conclude the deferred tax asset valuation allowance is no longer required, which would result in the reversal of a portion or all of the deferred tax asset valuation allowance, which would be reflected as a benefit for income taxes in the consolidated statements of operations.
A summary of the Company’s deferred tax assets and deferred tax liabilities at March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
	(dollars expressed in thousands)
Gross deferred tax assets	$411,344	405,266
Valuation allowance	(381,906)	(376,224)
Deferred tax assets, net of valuation allowance	29,438	29,042
Deferred tax liabilities	36,871	36,182
Net deferred tax liabilities	$(7,433)	(7,140)
The Company’s valuation allowance was $381.9 million and $376.2 million at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $599.8 million and $597.7 million, respectively. At March 31, 2013 and December 31, 2012, for state income tax purposes, the Company had net operating loss carryforwards of approximately $785.3 million and $786.4 million, respectively, and a related deferred tax asset of $67.4 million and $65.9 million, respectively.
At March 31, 2013 and December 31, 2012, the Company’s unrecognized tax benefits for uncertain tax positions, excluding interest and penalties, were $1.2 million and $1.1 million, respectively. At March 31, 2013 and December 31, 2012, the total amount of unrecognized tax benefits that would affect the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, was $774,000 and $740,000, respectively. It is the Company’s policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At March 31, 2013 and December 31, 2012, interest accrued for unrecognized tax positions was $129,000 and $116,000, respectively. The Company recorded interest expense of $12,000 and $16,000 related to unrecognized tax benefits for the three months ended March 31, 2013 and 2012, respectively. There were no penalties for uncertain tax positions accrued at March 31, 2013 and December 31, 2012, nor did the Company recognize any expense for penalties during the three months ended March 31, 2013 and 2012.
The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits as of March 31, 2013 could decrease by approximately $231,000 by December 31, 2013 as a result of the lapse of statutes of limitations or potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, is estimated to be approximately $151,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.
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

NOTE 14 – EARNINGS (LOSS) PER COMMON SHARE
The following is a reconciliation of basic and diluted earnings (loss) per share (EPS) for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(dollars in thousands, except share and per share data)
Basic:
Net income from continuing operations attributable to First Banks, Inc.	$8,033	8,379
Preferred stock dividends declared and undeclared	(4,881)	(4,627)
Accretion of discount on preferred stock	(898)	(884)
Net income from continuing operations attributable to common stockholders	2,254	2,868
Net loss from discontinued operations attributable to common stockholders	(1,323)	(1,481)
Net income available to First Banks, Inc. common stockholders	$931	1,387

Weighted average shares of common stock outstanding	23,661	23,661

Basic earnings per common share – continuing operations	$95.27	121.23
Basic loss per common share – discontinued operations	$(55.92)	(62.60)
Basic earnings per common share	$39.35	58.63

Diluted:
Net income from continuing operations attributable to common stockholders	$2,254	2,868
Net loss from discontinued operations attributable to common stockholders	(1,323)	(1,481)
Net income available to First Banks, Inc. common stockholders	931	1,387
Effect of dilutive securities – Class A convertible preferred stock	—	—
Diluted income available to First Banks, Inc. common stockholders	$931	1,387

Weighted average shares of common stock outstanding	23,661	23,661
Effect of diluted securities – Class A convertible preferred stock	—	—
Weighted average diluted shares of common stock outstanding	23,661	23,661

Diluted earnings per common share – continuing operations	$95.27	121.23
Diluted loss per common share – discontinued operations	$(55.92)	(62.60)
Diluted earnings per common share	$39.35	58.63

NOTE 15 – BUSINESS SEGMENT RESULTS
The Company’s business segment is First Bank. The reportable business segment is consistent with the management structure of the Company, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans and small business lending. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, ATMs, telephone banking, safe deposit boxes, and trust and private banking services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees generated by the Company’s mortgage banking and trust and private banking business units. The Company’s products and services are offered to customers primarily within its geographic areas, which include eastern Missouri, southern Illinois, southern and northern California, and Florida’s Bradenton, Palmetto and Longboat Key communities. Certain loan products are available nationwide.
The business segment results are consistent with the Company’s internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. The business segment results are summarized as follows:

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(dollars expressed in thousands)
Balance sheet information:
Investment securities	$2,661,541	2,675,280	—	—	2,661,541	2,675,280
Total loans	2,844,331	2,930,747	—	—	2,844,331	2,930,747
FRB and FHLB stock	27,624	27,329	—	—	27,624	27,329
Goodwill	125,267	125,267	—	—	125,267	125,267
Assets of discontinued operations	6,540	6,706	—	—	6,540	6,706
Total assets	6,383,172	6,495,226	14,563	13,900	6,397,735	6,509,126
Deposits	5,386,969	5,495,624	(2,512)	(2,777)	5,384,457	5,492,847
Other borrowings	36,855	26,025	—	—	36,855	26,025
Subordinated debentures	—	—	354,153	354,133	354,153	354,133
Liabilities of discontinued operations	136,146	155,711	—	—	136,146	155,711
Stockholders’ equity	757,206	751,252	(460,140)	(451,293)	297,066	299,959

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012
	(dollars expressed in thousands)
Income statement information:
Interest income	$44,351	52,320	—	21	44,351	52,341
Interest expense	2,561	4,602	3,676	3,683	6,237	8,285
Net interest income (loss)	41,790	47,718	(3,676)	(3,662)	38,114	44,056
Provision for loan losses	—	2,000	—	—	—	2,000
Net interest income (loss) after provision for loan losses	41,790	45,718	(3,676)	(3,662)	38,114	42,056
Noninterest income	15,351	17,032	111	72	15,462	17,104
Noninterest expense	44,948	50,405	184	341	45,132	50,746
Income (loss) from continuing operations before provision (benefit) for income taxes	12,193	12,345	(3,749)	(3,931)	8,444	8,414
Provision (benefit) for income taxes	148	132	217	(37)	365	95
Net income (loss) from continuing operations, net of tax	12,045	12,213	(3,966)	(3,894)	8,079	8,319
Loss from discontinued operations, net of tax	(1,323)	(1,481)	—	—	(1,323)	(1,481)
Net income (loss)	10,722	10,732	(3,966)	(3,894)	6,756	6,838
Net income (loss) attributable to noncontrolling interest in subsidiary	46	(60)	—	—	46	(60)
Net income (loss) attributable to First Banks, Inc.	$10,676	10,792	(3,966)	(3,894)	6,710	6,898

NOTE 16 – TRANSACTIONS WITH RELATED PARTIES
First Services, L.P. First Services, L.P. (First Services), a limited partnership indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, provides information technology, item processing and various related services to the Company and First Bank. Fees paid under agreements with First Services were $5.0 million and $5.7 million for the three months ended March 31, 2013 and 2012, respectively. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of such equipment of $244,000 and $350,000 during the three months ended March 31, 2013 and 2012, respectively. In addition, First Services paid $435,000 and $462,000 for the three months ended March 31, 2013 and 2012, respectively, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.
First Services has an Affiliate Services Agreement with the Company and First Bank that relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, insurance services and vendor payment processing services. Fees accrued under the Affiliate Services Agreement by First Services were $46,000 and $44,000 for the three months ended March 31, 2013 and 2012, respectively.
First Brokerage America, L.L.C. First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, received $1.2 million for the three months ended March 31, 2013 and 2012 in gross commissions paid by unaffiliated third-party companies. The commissions received primarily resulted from sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid $114,000 and $95,000 for the three months ended March 31, 2013 and 2012, respectively, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.
Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of the Company’s Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $122,000 and $124,000 for the three months ended March 31, 2013 and 2012, respectively.
First Capital America, Inc. / FB Holdings, LLC. The Company formed FB Holdings, a limited liability company organized in the state of Missouri, in May 2008. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $133.3 million and FCA contributed cash of $125.0 million to FB Holdings during 2008. As a result, First Bank owned 53.23% and FCA owned the remaining 46.77% of FB Holdings as of March 31, 2013. The contribution of cash by FCA is reflected as a component of stockholders’ equity in the consolidated balance sheets and, consequently, increased the Company’s and First Bank’s regulatory capital ratios under then-existing regulatory guidelines, subject to certain limitations.
FB Holdings receives various services provided by First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the agreement by FB Holdings to First Bank were $9,000 and $42,000 for the three months ended March 31, 2013 and 2012, respectively.
Investors of America Limited Partnership. On March 20, 2013, the Company entered into a $5.0 million Credit Agreement with Investors of America, LP, as further described in Note 8 to the consolidated financial statements. Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of the Company’s Chairman and members of his immediate family. There have been no balances outstanding under the Credit Agreement as of and for the three months ended March 31, 2013 or since its inception.
Loans to Directors and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of the Company were $12.1 million and $9.1 million at March 31, 2013 and December 31, 2012, respectively. First Bank does not extend credit to its officers or to officers of the Company, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.
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
NOTE 18 – SUBSEQUENT EVENTS
Sale and/or Closure of Retail Branches in Northern Florida. On April 5, 2013, First Bank closed its three remaining retail branches in the Northern Florida Region, as further described in Note 2 to our consolidated financial statements. The closure of these three retail branches is expected to result in expense of approximately $2.3 million during the second quarter of 2013.
On April 19, 2013, First Bank completed the sale of eight of its retail branches located in Pinellas County, Florida to HomeBanc, which resulted in a gain of $400,000, after the write-off of goodwill of $700,000 allocated to these branches, as further described in Note 2 to the consolidated financial statements. In conjunction with the transaction, HomeBanc assumed $120.3 million of deposits for a premium of approximately $1.6 million, purchased the premises and equipment, and assumed the leases associated with these eight retail branches.
First Bank intends to continue to hold and operate its eight retail branches in the Manatee County communities of Bradenton, Palmetto and Longboat Key, Florida.

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

•	Our ability to raise sufficient capital, absent the successful completion of all or a significant portion of our Capital Plan, as further discussed under “Overview – Capital Plan;”

•	Our ability to maintain capital at levels necessary or desirable to support our operations;

•	The risks associated with implementing our business strategy, including our ability to preserve and access sufficient capital to continue to execute our strategy;

•
Regulatory actions that impact First Banks, Inc. and First Bank, including the regulatory agreements entered into among First Banks, Inc., First Bank, the Federal Reserve Bank of St. Louis and the State of Missouri Division of Finance, as further discussed under “Overview – Regulatory Agreements;”

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

•
Implementation of the proposed Basel III regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act will include significant changes to bank capital, leverage and liquidity requirements, as further discussed under “Overview – Proposed Basel III Regulatory Capital Reforms;”

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
Actual events or our actual future results may differ materially from any forward-looking statement due to these and other risks, uncertainties and significant factors. For a discussion of these and other risk factors that may impact these forward-looking statements, please refer to our 2012 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on March 26, 2013. We wish to caution readers of this Quarterly Report on Form 10-Q that the foregoing list of important factors may not be all-inclusive and specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We do not have a duty to and will not update these forward-looking statements. Readers of this Quarterly Report on Form 10-Q should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on these statements.

OVERVIEW
We, or the Company, are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; FB Holdings, LLC, or FB Holdings; Small Business Loan Source LLC, or SBLS LLC; ILSIS, Inc.; FBIN, Inc.; SBRHC, Inc.; HVIIHC, Inc.; FBSA Missouri, Inc.; FBSA California, Inc.; NT Resolution Corporation; and LC Resolution Corporation. First Bank’s subsidiaries are wholly owned at March 31, 2013 except for FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, as further described in Note 16 to our consolidated financial statements.
First Bank currently operates 131 branch banking offices in California, Florida, Illinois and Missouri. Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services.

Discontinued Operations. On November 21, 2012, we entered into a Branch Purchase and Assumption Agreement that provided for the sale of certain assets and the transfer of certain liabilities associated with eight of our retail branches located in Pinellas County, Florida to HomeBanc National Association, or HomeBanc, headquartered in Lake Mary, Florida. The transaction was completed on April 19, 2013, as further described in Note 2 and Note 18 to our consolidated financial statements. Under the terms of the agreement, HomeBanc assumed approximately $120.3 million of deposits, purchased the premises and equipment and assumed the leases associated with these eight retail branches. The transaction resulted in a gain of $400,000, after the write-off of goodwill of $700,000 allocated to these branches.
Furthermore, on April 5, 2013, we closed our remaining three retail branches in Northern Florida, as further described in Note 2 and Note 18 to our consolidated financial statements. The closure of these three retail branches is expected to result in expense of approximately $2.3 million during the second quarter of 2013. The eight branches sold and the three branches closed are collectively defined as the Northern Florida Region. The assets and liabilities associated with the Northern Florida Region are reflected in assets and liabilities of discontinued operations in the consolidated balance sheets as of March 31, 2013 and December 31, 2012.
We intend to continue to hold and operate our eight retail branches in the Manatee County communities of Bradenton, Palmetto and Longboat Key, Florida.
We have applied discontinued operations accounting in accordance with Accounting Standards Codification™, or ASC, Topic 205-20, “Presentation of Financial Statements - Discontinued Operations,” to the assets and liabilities associated with our Northern Florida Region as of March 31, 2013 and December 31, 2012, and to the operations of our Northern Florida Region for the three months ended March 31, 2013 and 2012. All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our consolidated financial statements for further discussion regarding discontinued operations.
Regulatory Agreements. On March 24, 2010, the Company, SFC and First Bank entered into a Written Agreement, or Agreement, with the Federal Reserve Bank of St. Louis, or FRB, requiring the Company and First Bank to take certain steps intended to improve their overall financial condition. Pursuant to the Agreement, the Company prepared and filed with the FRB a number of specific plans designed to strengthen and/or address the following matters: (i) board oversight over the management and operations of the Company and First Bank; (ii) credit risk management practices; (iii) lending and credit administration policies and procedures; (iv) asset improvement; (v) capital; (vi) earnings and overall financial condition; and (vii) liquidity and funds management.
The Agreement requires, among other things, that the Company and First Bank obtain prior approval from the FRB in order to pay dividends. In addition, the Company must obtain prior approval from the FRB to: (i) take any other form of payment from First Bank representing a reduction in capital of First Bank; (ii) make any distributions of interest, principal or other sums on junior subordinated debentures or trust preferred securities; (iii) incur, increase or guarantee any debt; or (iv) purchase or redeem any shares of the Company's stock. Pursuant to the terms of the Agreement, the Company and First Bank submitted a written plan to the FRB to maintain sufficient capital at the Company, on a consolidated basis, and at First Bank, on a standalone basis. In addition, the Agreement also provides that the Company and First Bank must notify the FRB if the regulatory capital ratios of either entity fall below those set forth in the capital plans that were accepted by the FRB, and specifically if First Bank falls below the criteria for being well capitalized under the regulatory framework for prompt corrective action. The Company must also notify the FRB before appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer position. The Agreement also requires the Company and First Bank to comply with certain restrictions regarding indemnification and severance payments. The Agreement is specifically enforceable by the FRB in court.
The Company and First Bank must furnish periodic progress reports to the FRB regarding compliance with the Agreement. As of the date of this filing, the Company and First Bank have provided progress reports and other reports, as required under the Agreement. The Company and First Bank have received, and may receive in the future, additional requests from the FRB regarding compliance with the Agreement, which may include, but are not limited to, updates and modifications to the Company's Asset Quality Improvement, Profit Improvement and Capital Plans. Management has responded promptly to any such requests and intends to do so in the future. The Agreement will remain in effect until stayed, modified, terminated or suspended by the FRB.
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
First Bank, under its informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank's loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 11 to our consolidated financial statements, First Bank's Tier 1 capital to total assets ratio was 9.54% at March 31, 2013.
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
Capital Plan. We have been working since the beginning of 2008 to strengthen our capital ratios and improve our financial performance. Additionally, on August 10, 2009, we announced the adoption of our Capital Optimization Plan, or Capital Plan, designed to improve our capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. We adopted our Capital Plan in order to, among other things, preserve our regulatory capital. A summary of the primary initiatives completed as of March 31, 2013 is shown in the table below. See Note 2 and Note 18 to our consolidated financial statements for a discussion of initiatives associated with our Capital Plan that were completed, or are in the process of completion, during the three months ended March 31, 2013 and 2012.

	Gain (Loss) on Sale	Decrease in Intangible Assets	Decrease in Risk-Weighted Assets	Total Regulatory Capital Benefit (1)
	(dollars expressed in thousands)
Reduction in other risk-weighted assets	$—	—	27,000	2,400
Total 2013 capital initiatives	$—	—	27,000	2,400

Reduction in other risk-weighted assets	$—	—	287,700	25,200
Total 2012 capital initiatives	$—	—	287,700	25,200

Sale of remaining Northern Illinois Region	$425	1,558	33,800	4,900
Sale of Edwardsville branch	263	500	1,400	900
Reduction in other risk-weighted assets	—	—	877,900	76,800
Total 2011 capital initiatives	$688	2,058	913,100	82,600

Partial sale of Northern Illinois Region	$6,355	9,683	141,800	28,500
Sale of Texas Region	4,984	19,962	116,300	35,100
Sale of Missouri Valley Partners, Inc.	(156)	—	800	(100)
Sale of Chicago Region	8,414	26,273	342,600	64,700
Sale of Lawrenceville branch	168	1,000	11,400	2,200
Reduction in other risk-weighted assets	—	—	2,111,400	184,700
Total 2010 capital initiatives	$19,765	56,918	2,724,300	315,100

Sale of WIUS, Inc. loans	$(13,077)	19,982	146,700	19,700
Sale of restaurant franchise loans	(1,149)	—	64,400	4,500
Sale of asset-based lending loans	(6,147)	—	119,300	4,300
Sale of Springfield branch	309	1,000	900	1,400
Sale of Adrian N. Baker & Company	120	13,013	1,300	13,200
Reduction in other risk-weighted assets	—	—	1,580,400	138,300
Total 2009 capital initiatives	$(19,944)	33,995	1,913,000	181,400

Total completed capital initiatives	$509	92,971	5,865,100	606,700
____________________

(1)	Calculated as the sum of the gain (loss) on sale plus the reduction in intangible assets plus 8.75% of the reduction in risk-weighted assets.

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
RESULTS OF OPERATIONS
Overview. We recorded net income, including discontinued operations, of $6.7 million for the three months ended March 31, 2013, compared to $6.9 million for the comparable period in 2012. Our results of operations reflect the following:

•
Net interest income of $38.1 million for the three months ended March 31, 2013, compared to $44.1 million for the comparable period in 2012, which contributed to a decline in our net interest margin to 2.60% for the three months ended March 31, 2013, compared to 2.88% for the comparable period in 2012;

•	A provision for loan losses of zero for the three months ended March 31, 2013, compared to a provision for loan losses of $2.0 million for the comparable period in 2012;

•	Noninterest income of $15.5 million for the three months ended March 31, 2013, compared to $17.1 million for the comparable period in 2012;

•	Noninterest expense of $45.1 million for the three months ended March 31, 2013, compared to $50.7 million for the comparable period in 2012;

•	A provision for income taxes of $365,000 for the three months ended March 31, 2013, compared to a provision for income taxes of $95,000 for the comparable period in 2012;

•
A net loss from discontinued operations, net of tax, of $1.3 million for the three months ended March 31, 2013, compared to a net loss from discontinued operations, net of tax, of $1.5 million for the comparable period in 2012; and

•
Net income attributable to noncontrolling interest in subsidiary of $46,000 for the three months ended March 31, 2013, compared to a net loss attributable to noncontrolling interest in subsidiary of $60,000 for the comparable period in 2012.

Net Interest Income and Average Balance Sheets. The primary source of our income is net interest income. The following table sets forth, on a tax-equivalent basis, certain information on a continuing operations basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars expressed in thousands)
ASSETS
Interest-earning assets:
Loans (1)(2)	$2,867,314	30,551	4.32%	$3,210,317	38,211	4.79%
Investment securities (3)	2,667,856	13,283	2.02	2,527,288	13,613	2.17
FRB and FHLB stock	27,479	303	4.47	26,791	337	5.06
Short-term investments	400,047	262	0.27	401,192	253	0.25
Total interest-earning assets	5,962,696	44,399	3.02	6,165,588	52,414	3.42
Nonearning assets	434,895			434,446
Assets of discontinued operations	6,721			7,017
Total assets	$6,404,312			$6,607,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$972,797	98	0.04%	$911,507	147	0.06%
Savings and money market	1,874,062	638	0.14	1,963,121	1,059	0.22
Time deposits of $100 or more	445,096	684	0.62	541,491	1,234	0.92
Other time deposits	802,827	1,138	0.57	967,514	2,138	0.89
Total interest-bearing deposits	4,094,782	2,558	0.25	4,383,633	4,578	0.42
Other borrowings	27,695	3	0.04	39,428	21	0.21
Subordinated debentures	354,143	3,676	4.21	354,067	3,686	4.19
Total interest-bearing liabilities	4,476,620	6,237	0.57	4,777,128	8,285	0.70
Noninterest-bearing liabilities:
Demand deposits	1,300,783			1,242,954
Other liabilities	184,216			147,493
Liabilities of discontinued operations	145,660			172,538
Total liabilities	6,107,279			6,340,113
Stockholders’ equity	297,033			266,938
Total liabilities and stockholders’ equity	$6,404,312			$6,607,051

Net interest income		38,162			44,129
Interest rate spread			2.45			2.72
Net interest margin (4)			2.60%			2.88%
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were $48,000 and $73,000 for the three months ended March 31, 2013 and 2012, respectively.

(4)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.
Our balance sheet is presently asset sensitive, and as such, our net interest margin has been negatively impacted by the low interest rate environment. Our asset-sensitive position, coupled with the level of our nonperforming assets, the increased level of average lower-yielding short-term investments and investment securities, the lower level of average loans and the additional interest expense accrued on our regularly scheduled deferred interest payments on our junior subordinated debentures has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income in the future. We continue our efforts to reduce nonperforming and potential problem loans and re-define our overall strategy and business plans with respect to our loan portfolio in light of ongoing changes in market conditions in our markets, focusing on loan growth initiatives to offset the impact of the decrease in nonaccrual loans, problem loans and other loan relationships.
Net interest income, expressed on a tax-equivalent basis, decreased $6.0 million to $38.2 million for the three months ended March 31, 2013, compared to $44.1 million for the comparable period in 2012. Our net interest margin decreased 28 basis points to 2.60% for the three months ended March 31, 2013, from 2.88% for the comparable period in 2012.

We attribute the decrease in our net interest margin and net interest income to a lower average balance of interest-earning assets in addition to a significant change in the mix of our interest-earning assets, which has shifted from loans to investment securities, partially offset by a decrease in interest-bearing liabilities and a decrease in deposit and other borrowing costs. The average yield earned on our interest-earning assets decreased 40 basis points to 3.02% for the three months ended March 31, 2013, compared to 3.42% for the comparable period in 2012, while the average rate paid on our interest-bearing liabilities decreased 13 basis points to 0.57% for the three months ended March 31, 2013, compared to 0.70% for the comparable period in 2012. Average interest-earning assets decreased $202.9 million to $5.96 billion for the three months ended March 31, 2013, compared to $6.17 billion for the comparable period in 2012. Average interest-bearing liabilities decreased $300.5 million to $4.48 billion for the three months ended March 31, 2013, compared to $4.78 billion for the comparable period in 2012. Our net interest margin is expected to continue to decline until loan balances stabilize and consistent loan demand returns within our core markets.
Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased $7.7 million for the three months ended March 31, 2013, as compared to the comparable period in 2012. Average loans decreased $343.0 million to $2.87 billion for the three months ended March 31, 2013, from $3.21 billion for the comparable period in 2012. The decrease in average loans primarily reflects a substantial level of loan payoffs and principal payments and the exit of certain of our problem credit relationships. The yield on our loan portfolio decreased 47 basis points to 4.32% for the three months ended March 31, 2013, compared to 4.79% for the comparable period in 2012. The yield on our loan portfolio continues to be adversely impacted by the historically low prime and LIBOR interest rates, as a significant portion of our loan portfolio is priced to these indices. Furthermore, the yield on our loan portfolio continues to be adversely impacted by the higher levels of average nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses.” Our nonaccrual loans decreased our average yield on loans by approximately 19 and 29 basis points for the three months ended March 31, 2013 and 2012, respectively. We continue to focus on loan growth initiatives to offset the impact of the decrease in nonaccrual loans, problem loans and other loan relationships in future periods.
Interest income on our investment securities, expressed on a tax-equivalent basis, decreased $330,000 for the three months ended March 31, 2013, as compared to the comparable period in 2012. Average investment securities increased $140.6 million for the three months ended March 31, 2013, as compared to the comparable period in 2012. The increase in average investment securities reflects the continued utilization of a portion of our cash and short-term investments to fund gradual and planned increases in our investment securities portfolio in an effort to maximize our net interest income and net interest margin while maintaining appropriate liquidity levels and diversification within our investment securities portfolio. The yield earned on our investment securities portfolio decreased 15 basis points to 2.02% for the three months ended March 31, 2013, compared to 2.17% for the comparable period in 2012, reflecting significant purchases of investment securities at lower market rates.
Interest income on our short-term investments increased $9,000 for the three months ended March 31, 2013, as compared to the comparable period in 2012. Average short-term investments decreased $1.1 million for the three months ended March 31, 2013, as compared to the comparable period in 2012. The yield on our short-term investments was 0.27% for the three months ended March 31, 2013, compared to 0.25% for the comparable period in 2012, reflecting the investment of the majority of funds in our short-term investments in our correspondent bank account with the FRB, which currently earns 0.25%. The high level of short-term investments, while necessary to complete certain transactions associated with our Capital Plan and to maintain significant balance sheet liquidity in light of uncertain economic conditions, has negatively impacted our net interest margin and will negatively impact our net interest margin in future periods until we have the opportunity to further reduce our short-term investments through deployment of such funds into other higher-yielding assets.
Interest expense on our interest-bearing deposits decreased $2.0 million for the three months ended March 31, 2013, as compared to the comparable period in 2012. Average total deposits decreased $231.0 million to $5.40 billion for the three months ended March 31, 2013, from $5.63 billion for the comparable period in 2012. Average interest-bearing deposits decreased $288.9 million for the three months ended March 31, 2013, as compared to the comparable period in 2012. The decrease in average interest-bearing deposits primarily reflects anticipated reductions of higher rate certificates of deposit and promotional money market deposits, partially offset by organic growth in demand deposits through deposit development programs, including marketing campaigns and enhanced product and service offerings. The mix in our deposit portfolio volumes for the three months ended March 31, 2013, as compared to the comparable period in 2012, primarily reflects a shift from time deposits and savings and money market deposits to interest-bearing and noninterest-bearing demand deposits. Decreases in our average time deposits, and savings and money market deposits of $261.1 million and $89.1 million, respectively, were partially offset by increases in average interest-bearing and noninterest-bearing demand deposits of $61.3 million and $57.8 million, respectively, for the three months ended March 31, 2013, as compared to the comparable period in 2012. The aggregate weighted average rate paid on our interest-bearing deposit portfolio decreased 17 basis points to 0.25% for the three months ended March 31, 2013, as compared to 0.42% for the comparable period in 2012, reflecting the re-pricing of certificate of deposit accounts to current market interest rates upon maturity and our efforts to reduce deposit costs across our deposit portfolio, in particular promotional money market deposits. The weighted average rate paid on our time deposit portfolio declined to 0.59% for the three months ended March 31, 2013 from 0.90% for the comparable period in 2012; the weighted average rate paid on our savings and money market deposit portfolio declined to 0.14% for the three months ended March 31, 2013 from 0.22% for the comparable period in 2012; and the weighted average rate paid on our interest-bearing demand deposits declined to 0.04% for the three months ended March 31, 2013 from

0.06% for the comparable period in 2012. Assuming that the prevailing interest rate environment remains relatively stable, we anticipate continued reductions in our deposit costs throughout the remainder of the year.
Interest expense on our other borrowings decreased $18,000 for the three months ended March 31, 2013, as compared to the comparable period in 2012. Average other borrowings decreased $11.7 million for the three months ended March 31, 2013, as compared to the comparable period in 2012. Average other borrowings were comprised solely of daily repurchase agreements utilized by our commercial deposit customers as an alternative deposit product in connection with cash management activities. The aggregate weighted average rate paid on our other borrowings decreased 17 basis points to 0.04% for the three months ended March 31, 2013, compared to 0.21% for the comparable period in 2012.
Interest expense on our junior subordinated debentures decreased $10,000 for the three months ended March 31, 2013, as compared to the comparable period in 2012. Average junior subordinated debentures were $354.1 million for the three months ended March 31, 2013 and 2012. The aggregate weighted average rate paid on our junior subordinated debentures increased to 4.21% for the three months ended March 31, 2013, compared to 4.19% for the comparable period in 2012. The aggregate weighted average rates reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures of $622,000 and $440,000 for the three months ended March 31, 2013 and 2012, respectively, as further discussed in Note 9 to our consolidated financial statements. The additional interest expense accrued on the regularly scheduled deferred interest payments increased the weighted average rate paid on our junior subordinated debentures by approximately 71 and 50 basis points for the three months ended March 31, 2013 and 2012, respectively. The increase in additional interest expense accrued on the regularly scheduled deferred interest payments was partially offset by a decline in LIBOR rates, as approximately 79.4% of our junior subordinated debentures are variable rate.
Rate / Volume. The following table indicates, on a tax-equivalent basis, the changes in interest income and interest expense on a continuing basis that are attributable to changes in average volume and changes in average rates, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:
	Three Months Ended March 31, 2013 Compared to 2012
	Volume	Rate	Net Change
	(dollars expressed in thousands)
Interest earned on:
Loans (1) (2) (3)	$(3,993)	(3,667)	(7,660)
Investment securities (3)	656	(986)	(330)
FRB and FHLB stock	8	(42)	(34)
Short-term investments	(1)	10	9
Total interest income	(3,330)	(4,685)	(8,015)
Interest paid on:
Interest-bearing demand deposits	7	(56)	(49)
Savings and money market deposits	(47)	(374)	(421)
Time deposits	(518)	(1,032)	(1,550)
Other borrowings	(5)	(13)	(18)
Subordinated debentures	—	(10)	(10)
Total interest expense	(563)	(1,485)	(2,048)
Net interest income	$(2,767)	(3,200)	(5,967)
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
Net interest income, expressed on a tax-equivalent basis, decreased $6.0 million for the three months ended March 31, 2013, as compared to the comparable period in 2012, and reflects decreases due to volume and rate of $2.8 million and $3.2 million, respectively. The decrease in net interest income, expressed on a tax-equivalent basis, due to volume was primarily driven by a decrease in the volume of loans, partially offset by an increase in the volume of investment securities and a decrease in the volume of interest-bearing deposits. We have been utilizing cash proceeds resulting from loan payoffs to fund gradual and planned increases in our investment securities portfolio in an effort to maximize our net interest income and net interest margin while maintaining appropriate liquidity levels and diversification within our investment securities portfolio and closely monitoring key risk metrics within the investment securities portfolio. Because loans generally have a higher yield than investment securities, the change in our interest-earning asset mix has had a negative impact on our net interest income. The decrease in loans is further discussed under “—Loans and Allowance for Loan Losses.” The decrease in net interest income, expressed on a tax-equivalent basis, due to rate was primarily driven by a decrease in our loan and investment securities yields, reflective of overall market conditions and competition during these periods, partially offset by a decline in the cost of our interest-bearing deposits.

Provision for Loan Losses. We recorded a provision for loan losses of zero for the three months ended March 31, 2013, compared to $2.0 million for the comparable period in 2012. The decrease in the provision for loan losses for the three months ended March 31, 2013, as compared to the comparable period in 2012, was primarily driven by the decrease in our overall level of nonaccrual loans and potential problem loans, a decrease in net loan charge-offs and less severe asset migration to classified asset categories during the first three months of 2013 than the migration levels experienced during the first three months of 2012, as further discussed under “—Loans and Allowance for Loan Losses.”
Our nonaccrual loans were $102.2 million at March 31, 2013, compared to $109.9 million at December 31, 2012 and $185.1 million at March 31, 2012. The decrease in the overall level of nonaccrual loans was primarily driven by resolution of certain nonaccrual loans, gross loan charge-offs, and transfers to other real estate and repossessed assets exceeding net additions to nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses,” and reflects our continued progress with respect to the implementation of our Asset Quality Improvement Plan initiatives, designed to reduce the overall balance of nonaccrual and other potential problem loans and assets.
Our net loan charge-offs decreased to $3.4 million for the three months ended March 31, 2013, from $9.4 million for the comparable period in 2012. Our annualized net loan charge-offs were 0.49% of average loans for the three months ended March 31, 2013, compared to 1.17% of average loans for the comparable period in 2012. Loan charge-offs were $6.9 million for the three months ended March 31, 2013, compared to $16.5 million for the comparable period in 2012, and loan recoveries were $3.5 million for the three months ended March 31, 2013, compared to $7.1 million for the comparable period in 2012.
Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”
Noninterest Income. Noninterest income decreased $1.6 million to $15.5 million for the three months ended March 31, 2013, from $17.1 million for the comparable period in 2012. The decrease in our noninterest income was primarily attributable to lower service charges on deposit accounts and customer service fees, lower gains on loans sold and held for sale, net losses on investment securities and lower loan servicing fees, partially offset by increases in the fair value of servicing rights and other income. The following table summarizes noninterest income for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,		Increase (Decrease)
	2013	2012	Amount	%
	(dollars expressed in thousands)
Noninterest income:
Service charges on deposit accounts and customer service fees	$8,355	8,835	(480)	(5.4)%
Gain on loans sold and held for sale	1,553	2,388	(835)	(35.0)
Net (loss) gain on investment securities	(416)	522	(938)	(179.7)
Increase (decrease) in fair value of servicing rights	154	(210)	364	173.3
Loan servicing fees	1,717	2,008	(291)	(14.5)
Other	4,099	3,561	538	15.1
Total noninterest income	$15,462	17,104	(1,642)	(9.6)
Service charges on deposit accounts and customer service fees decreased $480,000 for the three months ended March 31, 2013, as compared to the comparable period in 2012, primarily reflecting reduced non-sufficient funds and returned check fee income on retail and commercial accounts coupled with changes in our deposit mix and certain product modifications designed to enhance overall product offerings to our customer base during these periods.
Gains on residential mortgage loans sold and held for sale decreased $835,000 for the three months ended March 31, 2013, as compared to the comparable period in 2012. The decrease was primarily attributable to a decline in new loan production in our mortgage banking division as new interest rate lock commitments decreased to $98.2 million for the first three months of 2013, as compared to $132.9 million for the comparable period in 2012.
We recorded a net loss on investment securities of $416,000 for the three months ended March 31, 2013, as compared to a net gain of $522,000 for the comparable period in 2012. The net loss on investment securities for the three months ended March 31, 2013 includes other-than-temporary impairment of $407,000 recorded on a municipal investment security classified as held-to-maturity. Proceeds from sales of available-for-sale investment securities were $66.5 million and $54.4 million for the three months ended March 31, 2013 and 2012, respectively.
Net gains (losses) associated with changes in the fair value of mortgage and SBA servicing rights increased to $154,000 for the three months ended March 31, 2013, from $(210,000) for the comparable period in 2012. The changes in the fair value of mortgage and SBA servicing rights during the periods primarily reflect changes in mortgage interest rates and the related changes in estimated prepayment speeds, as well as changes in cash flow assumptions underlying SBA loans serviced for others.

Loan servicing fees decreased $291,000 for the three months ended March 31, 2013, as compared to the comparable period in 2012. Loan servicing fees are primarily comprised of fee income generated from the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans originated to small business concerns, in addition to unused commitment fees received from lending customers. The level of such fees is primarily impacted by the balance of loans serviced and interest shortfall on serviced residential mortgage loans. Interest shortfall represents the difference between the interest collected from a loan servicing customer upon prepayment of the loan and the full month of interest that is required to be remitted to the security owner. The decrease in the level of loan servicing fees was associated with declining volumes of SBA loans serviced for others in addition to unused commitment fees associated with declining loan and unused commitment amounts.
Other income increased $538,000 for the three months ended March 31, 2013, as compared to the comparable period in 2012. The increase in other income primarily reflects the following:

•	Income of $1.2 million recognized on the call of an SBA loan securitization in the first quarter of 2013; and

•
Net gains on sales of other real estate and repossessed assets of $366,000 for the three months ended March 31, 2013, as compared to net losses on sales of other real estate and repossessed assets of $73,000 for the the comparable period in 2012; partially offset by

•	The receipt of a litigation settlement of $561,000 in the first quarter of 2012; and

•	A gain on the sale of a CRA investment of $402,000 in the first quarter of 2012.
Noninterest Expense. Noninterest expense decreased $5.6 million to $45.1 million for the three months ended March 31, 2013, from $50.7 million for the comparable period in 2012. The decrease in our noninterest expense was primarily attributable to a lower level of expenses associated with our nonperforming assets and potential problem loans, decreased FDIC insurance expense and the implementation of certain measures intended to improve efficiency through the reduction of operating expenses. The following table summarizes noninterest expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,		Increase (Decrease)
	2013	2012	Amount	%
	(dollars expressed in thousands)
Noninterest expense:
Salaries and employee benefits	$20,194	19,733	461	2.3%
Occupancy, net of rental income, and furniture and equipment	8,431	7,552	879	11.6
Postage, printing and supplies	651	750	(99)	(13.2)
Information technology fees	5,285	6,046	(761)	(12.6)
Legal, examination and professional fees	1,676	2,529	(853)	(33.7)
Advertising and business development	485	585	(100)	(17.1)
FDIC insurance	2,086	3,535	(1,449)	(41.0)
Write-downs and expenses on other real estate and repossessed assets	1,511	3,550	(2,039)	(57.4)
Other	4,813	6,466	(1,653)	(25.6)
Total noninterest expense	$45,132	50,746	(5,614)	(11.1)
Salaries and employee benefits expense increased $461,000 for the three months ended March 31, 2013, as compared to the comparable period in 2012. The overall increase in salaries and employee benefits expense reflects normal compensation increases, partially offset by a continued decline in the overall level of our full-time equivalent employees, or FTEs, due to profit improvement initiatives. Our FTEs, excluding discontinued operations, decreased to 1,173 at March 31, 2013, from 1,177 at December 31, 2012 and 1,206 at March 31, 2012, representing decreases of 0.3% and 2.7%, respectively.
Occupancy, net of rental income, and furniture and equipment expense increased $879,000 for the three months ended March 31, 2013, as compared to the comparable period in 2012. The increase primarily resulted from a $787,000 decrease in rent expense during the first quarter of 2012 associated with the transfer of a lease obligation to an unaffiliated third party and the related reversal of the corresponding straight-line rent liability.
Information technology fees decreased $761,000 for the three months ended March 31, 2013, as compared to the comparable period in 2012. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and related fee reductions with First Services, L.P. As more fully described in Note 16 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending, trust and small business lending divisions as well as our payroll processing department.
Legal, examination and professional fees decreased $853,000 for the three months ended March 31, 2013, as compared to the comparable period in 2012. The decrease in legal, examination and professional fees reflects a decline in legal expenses associated with loan collection activities, divestiture activities and litigation matters in comparison to the level of such expenses during the first quarter of 2012. Despite the decline in legal fees, we anticipate legal, examination and professional fees will remain at higher-than-historical levels during 2013, primarily as a result of elevated levels of legal and professional fees associated with ongoing collection efforts on commercial and consumer problem loans as well as ongoing matters associated with our Capital Plan.
FDIC insurance expense decreased $1.4 million for the three months ended March 31, 2013, as compared to the comparable period in 2012. The decrease in FDIC insurance expense is reflective of a reduction in our assessment rate effective October 2, 2012 in addition to reduced deposit levels and total assets during the first quarter of 2013 as compared to the comparable period in 2012.
Write-downs and expenses on other real estate and repossessed assets decreased $2.0 million for the three months ended March 31, 2013, as compared to the comparable period in 2012. Write-downs related to the revaluation of certain other real estate properties and repossessed assets decreased $1.9 million to $258,000 for the three months ended March 31, 2013, from $2.1 million for the comparable period in 2012. Other real estate and repossessed asset expenses, exclusive of write-downs, such as taxes, insurance, and repairs and maintenance, were $1.3 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively. The balance of our other real estate and repossessed assets declined to $89.0 million at March 31, 2013, from $92.0 million and $117.9 million at December 31, 2012 and March 31, 2012, respectively. The overall higher-than-historical level of expenses on other real estate and repossessed assets is associated with ongoing foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties, as well as other property preservation related expenses. We expect the level of write-downs and expenses on our other real estate and repossessed assets to continue to remain at elevated levels in the near term as a result of the high level of our other real estate and repossessed assets and the expected future transfer of certain of our nonaccrual loans into our other real estate portfolio.
Other expense decreased $1.7 million for the three months ended March 31, 2013, as compared to the comparable period in 2012. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, loan expenses, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes, travel, meals and entertainment, overdraft losses and other nonrecurring expenses. The decrease in the overall level of other expense is reflective of the following:

•	Profit improvement initiatives and management's efforts to reduce overall expense levels;

•	Accruals and cash payments associated with certain litigation and other matters of $410,000 during the first quarter of 2012;

•
Amortization expense and losses associated with CRA investments of $163,000 for the first quarter of 2013, as compared to $685,000 (including a $500,000 valuation allowance on a CRA investment) for the comparable period in 2012; and

•
Accruals and cash payments associated with repurchase losses in our Mortgage Division, resulting in expense of $425,000 during the first quarter of 2013, as compared to $593,000 for the comparable period in 2012. We have sold significant amounts of residential mortgage loans directly to government-sponsored enterprises, Fannie Mae (FNMA) and Freddie Mac (FHLMC) (collectively, the GSEs), and to investors other than GSEs as whole loans. In connection with these sales, we make or have made various representations and warranties, breaches of which may result in a requirement that we repurchase the mortgage loans, or otherwise make whole or provide other remedies to the counterparties. We have recorded an estimated liability related to possible mortgage repurchase losses of $2.0 million as of March 31, 2013 and December 31, 2012. Our estimated liability for possible loss is based on then-currently available information and is dependent on various factors, including our historical claims and settlement experience, projections of future defaults, and significant judgment and assumptions that are subject to change. As such, the future possible loss related to our representations and warranties may materially change in the future based on factors beyond our control or if actual experiences are different from our assumptions, including, without limitation, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the estimated liability and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. If future representations and warranties losses occur in excess of our recorded liability and estimated range of possible loss, such losses could have a material adverse effect on our cash flows, financial condition and results of operations; partially offset by

•	The write-down of a former branch facility of $150,000 during the first quarter of 2012.
Provision for Income Taxes. We recorded a provision for income taxes of $365,000 and $95,000 for the three months ended March 31, 2013 and 2012, respectively. The provision for income taxes during the three months ended March 31, 2013 and 2012 reflects the establishment of a full deferred tax asset valuation allowance during 2008 and the resulting inability to record tax benefits on our net loss in 2011 due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not presently “more likely than not,” as further described in Note 13 to our consolidated financial statements. The deferred tax asset valuation allowance was primarily established as a result of our three-year cumulative operating loss for the years ended December 31, 2008, 2007 and 2006, after considering all available objective evidence and potential tax planning strategies related to the amount of the deferred tax assets that are “more likely than not” to be realized. Effective January 1, 2013, an increase in the blended state tax rate was applied to the deferred state tax assets and liabilities which resulted in an increase to the net state deferred tax liabilities. A state income tax provision of $451,000, net of the federal benefit of $158,000, representing the effect of the change, was recognized in income from continuing operations.
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
After analysis of all available positive and negative evidence, we believe it is reasonably possible to reverse a portion, or all, of our deferred tax asset valuation allowance in the future. Historical and forecasted positive evidence includes: pre-tax operating income for the three months ended March 31, 2013 and year ended December 31, 2012; forecasted cumulative pre-tax operating income for the three years ending December 31, 2013; continued improvement in asset quality metrics; and certain other relevant factors. Any determination to reverse a portion, or all, of our deferred tax asset valuation allowance would be subject to ongoing evaluation with our advisors and subject to changes in circumstances and then-current available information.
Loss from Discontinued Operations, Net of Tax. We recorded a loss from discontinued operations, net of tax, of $1.3 million for the three months ended March 31, 2013, compared to a loss from discontinued operations, net of tax, of $1.5 million for the comparable period in 2012. The loss from discontinued operations, net of tax, for the three months ended March 31, 2013 and 2012 is reflective of net income (loss) from all discontinued operations during the respective periods, as further described in Note 2 to our consolidated financial statements.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiary. Net income attributable to noncontrolling interest in subsidiary was $46,000 for the three months ended March 31, 2013, compared a net loss attributable to noncontrolling interest in subsidiary of $60,000 for the comparable period in 2012, and was comprised of the noncontrolling interest in the net income (losses) of FB Holdings. The increase is primarily reflective of reduced expenses and write-downs on other real estate properties associated with the reduction of loans and other real estate balances in FB Holdings. Noncontrolling interest in subsidiary is more fully described in Note 1 and Note 16 to our consolidated financial statements.
FINANCIAL CONDITION
Total assets decreased $111.4 million to $6.40 billion at March 31, 2013, from $6.51 billion at December 31, 2012. The decrease in our total assets was attributable to decreases in our cash and cash equivalents, investment securities portfolio, loan portfolio, bank premises and equipment, and other real estate and repossessed assets.
Cash and cash equivalents, which are comprised of cash and short-term investments, decreased $9.4 million to $509.5 million at March 31, 2013, from $518.8 million at December 31, 2012. The majority of funds in our short-term investments were maintained in our correspondent bank account with the FRB, as further discussed under “—Liquidity Management.” The decrease in our cash and cash equivalents was primarily attributable to the following:

•	A decrease in deposits of $108.4 million; partially offset by:

•	A decrease in loans of $77.1 million, exclusive of loan charge-offs and transfers of loans to other real estate and repossessed assets;

•	Recoveries of loans previously charged off of $3.5 million;

•	Proceeds from the sales of other real estate and repossessed assets of $5.0 million;

•	A net increase in our other borrowings of $10.8 million, consisting of changes in our daily repurchase agreements utilized by customers as an alternative deposit product; and

•	Cash generated by operating earnings.
Investment securities decreased $13.7 million to $2.66 billion at March 31, 2013, from $2.68 billion at December 31, 2012. The decrease primarily reflects net amortization and a decrease in the fair value adjustment of our available-for-sale investment securities primarily resulting from an increase in market interest rates during the period. During the first three months of 2013, we reclassified certain of our available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $242.5 million in aggregate, as further described in Note 3 to our consolidated financial statements and under “— Liquidity Management.”
Loans, net of net deferred loan fees, or total loans, decreased $86.4 million to $2.84 billion at March 31, 2013, from $2.93 billion at December 31, 2012. The decrease reflects gross loan charge-offs of $6.9 million, transfers of loans to other real estate and repossessed assets of $2.5 million, overall continued low loan demand within our markets and other net loan activity of $77.1 million, including principal repayments and/or payoffs on nonperforming, potential problem and other loans in addition to loan runoff in problem loans and loans in markets we previously exited, as further discussed under “— Loans and Allowance for Loan Losses.”
Bank premises and equipment, net of depreciation and amortization, decreased $1.5 million to $126.0 million at March 31, 2013, from $127.5 million at December 31, 2012. The decrease is primarily attributable to depreciation and amortization of $2.9 million, partially offset by net purchases of premises and equipment of $1.4 million.
Other real estate and repossessed assets decreased $3.0 million to $89.0 million at March 31, 2013, from $92.0 million at December 31, 2012. The decrease in other real estate and repossessed assets was primarily attributable to the sale of other real estate properties and repossessed assets with a carrying value of $4.8 million at a net gain of $366,000, and write-downs of other real estate properties and repossessed assets of $258,000 primarily attributable to declining real estate values on certain properties. These decreases were partially offset by foreclosures and additions to other real estate and repossessed assets aggregating $2.5 million, as further discussed under “— Loans and Allowance for Loan Losses.”
Assets and liabilities of discontinued operations were $6.5 million and $136.1 million, respectively, at March 31, 2013, as compared to assets and liabilities of discontinued operations of $6.7 million and $155.7 million, respectively, at December 31, 2012, and represent the assets and liabilities of our Northern Florida Region, of which three branches were closed on April 5, 2013 and eight branches were sold on April 19, 2013. See Note 2 and Note 18 to our consolidated financial statements for further discussion of discontinued operations.
Deposits decreased $108.4 million to $5.38 billion at March 31, 2013, from $5.49 billion at December 31, 2012. The decrease reflects reductions of higher rate certificates of deposit and money market deposits and a decrease in demand deposits attributable to seasonal fluctuations. Time deposits, savings and money market deposits, and demand deposits decreased $67.8 million, $7.8 million and $32.8 million, respectively.
Other borrowings, which are comprised of daily securities sold under agreements to repurchase (in connection with cash management activities of our commercial deposit customers), increased $10.8 million to $36.9 million at March 31, 2013, from $26.0 million at December 31, 2012, reflecting changes in customer balances associated with this product segment.
Accrued expenses and other liabilities increased $7.9 million to $152.2 million at March 31, 2013, from $144.3 million at December 31, 2012. The increase was primarily attributable to an increase in dividends payable on our Class C Fixed Rate Cumulative Perpetual Preferred Stock, or Class C Preferred Stock, and our Class D Fixed Rate Cumulative Perpetual Preferred Stock, or Class D Preferred Stock, of $4.9 million to $66.8 million at March 31, 2013, and an increase in accrued interest payable on our junior subordinated debentures of $3.7 million to $51.5 million at March 31, 2013, as further discussed in Notes 9 and 10 to our consolidated financial statements.
Loans and Allowance for Loan Losses
Loan Portfolio Composition. Total loans represented 44.5% of our assets as of March 31, 2013, compared to 45.0% of our assets at December 31, 2012. Total loans decreased $86.4 million to $2.84 billion at March 31, 2013 from $2.93 billion at December 31, 2012. The following table summarizes the composition of our loan portfolio by category at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(dollars expressed in thousands)
Commercial, financial and agricultural	$622,008	610,301
Real estate construction and development	166,772	174,979
Real estate mortgage:
One-to-four-family residential	954,668	986,767
Multi-family residential	104,130	103,684
Commercial real estate	939,987	969,680
Consumer and installment	20,602	19,262
Loans held for sale	36,185	66,133
Net deferred loan fees	(21)	(59)
Total loans	$2,844,331	2,930,747

The following table summarizes the composition of our loan portfolio by geographic region and/or business segment at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(dollars expressed in thousands)
Mortgage Division	$542,161	582,021
Florida	64,121	65,582
Northern California	396,141	383,519
Southern California	890,132	922,191
Chicago	118,125	122,508
Missouri	521,792	528,168
Texas	35,260	41,951
Northern and Southern Illinois	205,751	212,177
Other	70,848	72,630
Total	$2,844,331	2,930,747
The net decrease in our loan portfolio during the first three months of 2013 primarily reflects the following:

•	An increase of $11.7 million, or 1.9%, in our commercial, financial and agricultural portfolio, primarily attributable to new loan production within this portfolio segment;

•
A decrease of $8.2 million, or 4.7%, in our real estate construction and development portfolio, primarily attributable to our continued efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment. The following table summarizes the composition of our real estate construction and development portfolio by region as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(dollars expressed in thousands)
Northern California	$30,091	30,388
Southern California	87,033	88,893
Chicago	20,123	21,024
Missouri	7,013	9,791
Texas	8,926	9,927
Florida	443	378
Northern and Southern Illinois	6,923	8,260
Other	6,220	6,318
Total	$166,772	174,979
We have reduced our exposure to our real estate construction and development portfolio over the past several years due primarily to weak economic conditions and declines in real estate values in certain of our market areas which resulted in higher levels of charge-offs and foreclosures during these periods. Of the remaining portfolio balance of $166.8 million, $30.1 million, or 18.0%, of these loans were on nonaccrual status as of March 31, 2013, including an $18.4 million loan in our Northern California region, and $79.6 million, or 47.7%, of these loans were considered potential problem loans, including a $67.0 million loan relationship in our Southern California region, as further discussed below;

•
A decrease of $32.1 million, or 3.3%, in our one-to-four-family residential real estate loan portfolio primarily attributable to gross loan charge-offs of $4.4 million, transfers to other real estate of $1.7 million and principal payments; partially offset by new loan production. The following table summarizes the composition of our one-to-four-family residential real estate loan portfolio as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(dollars expressed in thousands)
One-to-four-family residential real estate:
Bank portfolio	$109,495	122,338
Mortgage Division portfolio, excluding Florida	420,587	427,759
Florida Mortgage Division portfolio	79,543	82,212
Home equity portfolio	345,043	354,458
Total	$954,668	986,767

Our Bank portfolio consists of mortgage loans originated to customers from our retail branch banking network. The decrease in this portfolio of $12.8 million, or 10.5%, during the first three months of 2013 is primarily attributable to principal payments resulting from loan refinancings in the ongoing low mortgage interest rate environment. As of March 31, 2013, approximately $8.1 million, or 7.4%, of this portfolio is considered impaired, consisting of nonaccrual loans of $6.5 million and performing troubled debt restructurings, or performing TDRs, of $1.6 million.
Our Mortgage Division portfolio, excluding Florida, consists of both prime mortgage loans and Alt A and sub-prime mortgage loans that were originated prior to our discontinuation of Alt A and sub-prime loan products in 2007. The decrease in this portfolio of $7.2 million, or 1.7%, during the first three months of 2013 is primarily attributable to principal payments, gross loan charge-offs of $2.2 million and transfers to other real estate, partially offset by the addition of approximately $13.6 million of new loan production into this portfolio, consisting of jumbo adjustable rate and 10 and 15-year fixed rate mortgages. As of March 31, 2013, approximately $88.1 million, or 21.0%, of this portfolio is considered impaired, consisting of nonaccrual loans of $18.9 million and performing TDRs of $69.2 million, including loans modified in the Home Affordable Modification Program, or HAMP, of $63.0 million.
Our Florida Mortgage Division portfolio, the majority of which was acquired in November 2007 through our acquisition of Coast Bank, consists primarily of prime mortgage loans and Alt A mortgage loans. The decrease in this portfolio of $2.7 million, or 3.2%, is primarily attributable to principal payments, gross loan charge-offs of $870,000 and transfers to other real estate. As of March 31, 2013, approximately $10.4 million, or 13.1%, of this portfolio is considered impaired, consisting of performing TDRs of $7.7 million, including loans modified in HAMP of $5.7 million, and nonaccrual loans of $2.7 million. Our Mortgage Division portfolio, excluding Florida, and our Florida Mortgage Division portfolio are collectively defined as our Mortgage Division portfolio unless otherwise noted.
Our home equity portfolio consists of loans originated to customers from our retail branch banking network. The decrease in this portfolio of $9.4 million, or 2.7%, during the first three months of 2013 is primarily attributable to principal payments and ordinary and seasonal fluctuations experienced within this loan product type. As of March 31, 2013, approximately $6.8 million, or 2.0%, of this portfolio is on nonaccrual status;

•
An increase of $446,000 in our multi-family residential real estate portfolio. As of March 31, 2013, approximately $35.1 million, or 33.7%, of this portfolio is considered impaired, consisting of nonaccrual loans of $6.9 million and performing TDRs of $28.2 million, consisting solely of one loan relationship in our Chicago region (as further described below);

•
A decrease of $29.7 million, or 3.1%, in our commercial real estate portfolio primarily attributable to reduced loan demand within our markets and our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment. The following table summarizes the composition of our commercial real estate portfolio by loan type as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(dollars expressed in thousands)
Farmland	$16,793	17,784
Owner occupied	520,926	552,983
Non-owner occupied	402,268	398,913
Total	$939,987	969,680

•	An increase of $1.3 million, or 7.0%, in our consumer and installment portfolio, primarily reflecting new loan production; and

•
A decrease of $29.9 million, or 45.3%, in our loans held for sale portfolio primarily resulting from a decline in origination volumes and the timing of subsequent sales into the secondary mortgage market.

Nonperforming Assets. Nonperforming assets include nonaccrual loans and other real estate and repossessed assets. The following table presents the categories of nonperforming assets and certain ratios as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(dollars expressed in thousands)
Nonperforming Assets:
Nonaccrual loans:
Commercial, financial and agricultural	$15,523	19,050
Real estate construction and development	30,091	32,152
One-to-four-family residential real estate:
Bank portfolio	6,470	6,910
Mortgage Division portfolio	21,607	19,780
Home equity portfolio	6,768	8,671
Multi-family residential	6,884	6,761
Commercial real estate	14,856	16,520
Consumer and installment	22	28
Total nonaccrual loans	102,221	109,872
Other real estate and repossessed assets	88,989	91,995
Total nonperforming assets	$191,210	201,867

Total loans	$2,844,331	2,930,747

Performing troubled debt restructurings	$126,602	128,917

Loans past due 90 days or more and still accruing	$1,391	1,090

Ratio of:
Allowance for loan losses to loans	3.10%	3.13%
Nonaccrual loans to loans	3.59	3.75
Allowance for loan losses to nonaccrual loans	86.25	83.37
Nonperforming assets to loans, other real estate and repossessed assets	6.52	6.68
Our nonperforming assets, consisting of nonaccrual loans, other real estate and repossessed assets, decreased $10.7 million, or 5.3%, to $191.2 million at March 31, 2013, from $201.9 million at December 31, 2012.
We attribute the $7.7 million, or 7.0%, net decrease in our nonaccrual loans during the first three months of 2013 to the following:

•	A decrease in nonaccrual loans of $3.5 million, or 18.5%, in our commercial, financial and agricultural portfolio;

•
A decrease in nonaccrual loans of $2.1 million, or 6.4%, in our real estate construction and development loan portfolio. Nonaccrual real estate construction and development loans at March 31, 2013 include a single loan in our Northern California region with a recorded investment of $18.4 million. Although the level of deterioration in this portfolio is slowing due in part to the decline in the total portfolio balance, as previously discussed, we continue to experience a high level of nonaccrual loans in this portfolio segment;

•
A decrease in nonaccrual loans of $516,000, or 1.5%, in our one-to-four-family residential real estate loan portfolio driven by gross loan charge-offs of $4.4 million, transfers to other real estate of $1.7 million and payments received, partially offset by additions to nonaccrual loans during the quarter;

•	An increase in nonaccrual loans of $123,000, or 1.8%, in our multi-family residential loan portfolio; and

•
A decrease in nonaccrual loans of $1.7 million, or 10.1%, in our commercial real estate portfolio primarily driven by gross loan charge-offs of $1.5 million, transfers to other real estate of $747,000 and payments received, partially offset by additions to nonaccrual loans during the quarter.

The decrease in other real estate and repossessed assets of $3.0 million, or 3.3%, during the first three months of 2013 was primarily driven by the sale of other real estate properties with an aggregate carrying value of $4.8 million at a net gain of $366,000 and write-downs of other real estate and repossessed assets of $258,000 attributable to declining real estate values on certain properties, partially offset by foreclosures and other additions to other real estate aggregating $2.5 million. Of the $89.0 million of other real estate and repossessed assets at March 31, 2013, $4.1 million and $80.9 million consisted of properties with the most recent appraisal date being in 2013 and 2012, respectively. The remaining $4.0 million of other real estate and repossessed assets at March 31, 2013 consisted of properties with the most recent appraisal date being in 2011 and 2010 of $1.8 million and $2.2 million, respectively.

The following table summarizes the composition of our nonperforming assets by region / business segment at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(dollars expressed in thousands)
Mortgage Division	$24,626	22,507
Florida	3,080	2,308
Northern California	23,785	25,661
Southern California	57,848	62,130
Chicago	16,878	18,126
Missouri	33,693	36,411
Texas	7,981	9,194
Northern and Southern Illinois	13,135	13,362
Other	10,184	12,168
Total nonperforming assets	$191,210	201,867
During the first three months of 2013, we experienced a decline in nonperforming assets in all of our regions, with the exception of our Mortgage Division and our Florida region. We have been successful in reducing our overall level of nonperforming assets as a result of the completion of several initiatives in our Asset Quality Improvement Plan.
As of March 31, 2013 and December 31, 2012, loans identified by management as TDRs aggregating $38.2 million and $40.0 million, respectively, were on nonaccrual status and were classified as nonperforming loans.
While we continue our efforts to reduce nonperforming and potential problem loans, we expect the unstable market conditions associated with our loan portfolio to continue, which will likely continue to impact the overall level of our nonperforming and potential problem loans, loan charge-offs, provision for loan losses and other real estate and repossessed assets balances.
Performing Troubled Debt Restructurings. The following table presents the categories of performing TDRs as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(dollars expressed in thousands)
Commercial, financial and agricultural	$—	—
Real estate construction and development	10,031	10,031
Real estate mortgage:
One-to-four-family residential	78,551	79,905
Multi-family residential	28,194	28,240
Commercial real estate	9,826	10,741
Total performing troubled debt restructurings	$126,602	128,917
Performing TDRs decreased $2.3 million, or 1.8%, during the first three months of 2013. Our multi-family residential performing TDRs include a single $28.2 million loan relationship in our Chicago region that was restructured during the fourth quarter of 2012. We are closely monitoring this loan relationship in our Chicago region, and while facts and circumstances are subject to change in the future, the borrower continues to service this obligation in accordance with the existing terms and conditions of the credit agreement as of March 31, 2013.

Potential Problem Loans. As of March 31, 2013 and December 31, 2012, loans aggregating $112.1 million and $116.1 million, respectively, which were not classified as nonperforming assets or performing TDRs, were identified by management as having potential credit problems, or potential problem loans. These loans are generally defined as loans having an internally assigned grade of substandard and loans in the Mortgage Division which are 30-89 days past due. The following table presents the categories of our potential problem loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(dollars expressed in thousands)
Commercial, financial and agricultural	$9,585	8,423
Real estate construction and development	79,630	81,364
Real estate mortgage:
One-to-four-family residential	10,485	11,664
Multi-family residential	445	773
Commercial real estate	11,990	13,868
Total potential problem loans	$112,135	116,092
Potential problem loans decreased $4.0 million, or 3.4%, during the first three months of 2013. The decrease in potential problem loans is primarily attributable to upgrades of certain potential problem loans to special mention status and transfers to nonaccrual status, in addition to payment activity. Potential problem loans at March 31, 2013 include a $67.0 million real estate construction and development credit relationship in our Southern California region. We are continuing to closely monitor this loan relationship. Based on recent valuations of the underlying collateral securing this loan relationship, we have determined that it is currently adequately secured. While facts and circumstances are subject to change in the future, the borrower continues to service this obligation in accordance with the existing terms and conditions of the credit agreement as of March 31, 2013.
The following table summarizes the composition of our potential problem loans by region / business segment at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(dollars expressed in thousands)
Mortgage Division	$5,834	6,627
Florida	2,358	4,443
Northern California	2,619	860
Southern California	87,239	88,690
Chicago	536	1,835
Missouri	6,693	7,391
Texas	613	842
Northern and Southern Illinois	3,523	4,775
Other	2,720	629
Total potential problem loans	$112,135	116,092
During the first three months of 2013, we experienced a decline in potential problem loans in most of our regions. We have been successful in reducing the overall level of our potential problem loans as a result of the completion of several initiatives in our Asset Quality Improvement Plan.
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
We continue our efforts to reduce nonperforming and potential problem loans and re-define our overall strategy and business plans with respect to our loan portfolio as deemed necessary in light of ongoing changes in market conditions in the markets in which we operate.
Allowance for Loan Losses. Our allowance for loan losses decreased to $88.2 million at March 31, 2013, from $91.6 million at December 31, 2012. The decrease in our allowance for loan losses of $3.4 million during the first three months of 2013 was primarily attributable to the decrease in nonaccrual loans of $7.7 million, the decrease in potential problem loans of $4.0 million and the $86.4 million decrease in the overall level of our loan portfolio.
Our allowance for loan losses as a percentage of total loans was 3.10% and 3.13% at March 31, 2013 and December 31, 2012, respectively. The decrease in the allowance for loan losses as a percentage of total loans during the three months ended March 31, 2013 was primarily attributable to the decrease in our nonaccrual and potential problem loans, which generally require a higher allowance for loan losses relative to the amount of the loans than the remainder of the loan portfolio, in addition to a decrease in our historical net loan charge-off experience as a result of declining charge-off levels during the first three months of 2013 and the year ended December 31, 2012.
Our allowance for loan losses as a percentage of nonaccrual loans was 86.25% and 83.37% at March 31, 2013 and December 31, 2012, respectively. The increase in the allowance for loan losses as a percentage of nonaccrual loans during the first three months of 2013 was primarily attributable to the decrease in nonaccrual loans, a portion of which did not carry a specific allowance for loan losses as these loans had been charged down to the estimated fair value of the related collateral less estimated costs to sell.

The following table summarizes the changes in the allowance for loan losses for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(dollars expressed in thousands)
Allowance for loan losses, beginning of period	$91,602	137,710
Loans charged-off:
Commercial, financial and agricultural	(676)	(5,081)
Real estate construction and development	(282)	(3,084)
Real estate mortgage:
One-to-four-family residential loans:
Bank portfolio	(620)	(588)
Mortgage Division portfolio	(3,028)	(2,191)
Home equity portfolio	(741)	(1,149)
Multi-family residential loans	(3)	(932)
Commercial real estate loans	(1,477)	(3,353)
Consumer and installment	(56)	(75)
Total	(6,883)	(16,453)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	1,067	3,058
Real estate construction and development	395	733
Real estate mortgage:
One-to-four-family residential loans:
Bank portfolio	176	140
Mortgage Division portfolio	958	971
Home equity portfolio	97	141
Multi-family residential loans	—	11
Commercial real estate loans	718	1,988
Consumer and installment	40	49
Total	3,451	7,091
Net loans charged-off	(3,432)	(9,362)
Provision for loan losses	—	2,000
Allowance for loan losses, end of period	$88,170	130,348
Our net loan charge-offs were $3.4 million and $9.4 million for the three months ended March 31, 2013 and 2012, respectively. Our annualized net loan charge-offs as a percentage of average loans were 0.49% and 1.17% for the three months ended March 31, 2013 and 2012, respectively. During the first three months of 2013, as compared to the comparable period in 2012, we experienced a decrease in net loan charge-offs in all of our loan categories, with the exception of our Mortgage Division. The decrease in our overall net loan charge-off levels for the three months ended March 31, 2013, as compared to the comparable period in 2012, is primarily attributable to the following:

•
A decrease in net loan charge-offs associated with our commercial, financial and agricultural portfolio of $2.4 million. Net recoveries associated with this portfolio were $391,000 for the three months ended March 31, 2013, as compared to net loan charge-offs of $2.0 million for the comparable period in 2012; and

•
A decrease in net loan charge-offs associated with our real estate construction and development portfolio of $2.5 million. Net loan recoveries associated with this portfolio were $113,000 for the three months ended March 31, 2013, as compared to net loan charge-offs of $2.4 million for the comparable period in 2012.

The following table summarizes the composition of our net loan charge-offs (recoveries) by region / business segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(dollars expressed in thousands)
Mortgage Division	$2,070	1,221
Florida	1,306	1,111
Northern California	(87)	138
Southern California	(102)	783
Chicago	189	(451)
Missouri	81	3,807
Texas	(78)	1,507
Northern and Southern Illinois	298	292
Other	(245)	954
Total net loan charge-offs	$3,432	9,362
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

The following table is a summary of the allocation for loan losses to loans by category as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Commercial, financial and agricultural	2.28%	2.22%
Real estate construction and development	7.80	8.25
Real estate mortgage:
One-to-four-family residential loans	3.84	3.94
Multi-family residential loans	4.04	4.10
Commercial real estate loans	2.10	2.07
Consumer and installment	2.03	2.08
Total	3.10	3.13
The changes in the percentage of the allocated allowance for loan losses to loans in these portfolio segments are reflective of changes in the overall level of special mention loans, potential problem loans, performing TDRs and nonaccrual loans within each of these portfolio segments, in addition to other qualitative and quantitative factors, including loan growth in certain portfolio segments.
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
The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our President and Chief Executive Officer, Chief Financial Officer, Controller, Chief Investment Officer, Chief Credit Officer, Chief Banking Officer, Executive Vice President of Retail Banking, Director of Risk Management and Audit, and certain other senior officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions that are either specifically directed by the ALCO or established by policy guidelines.
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
We are “asset-sensitive,” indicating that our assets would generally re-price with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 6.5% of net interest income, based on assets and liabilities at March 31, 2013. At March 31, 2013, we remain in an asset-sensitive position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve, as projected in our simulation model, are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with the effect of significant declines in interest rates that began in late 2007 and continued throughout 2008 and 2009 to historically low levels that remain prevalent in the current marketplace, and the overall level of our nonperforming assets, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.
We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of March 31, 2013, adjusted to account for anticipated prepayments:

	Three Months or Less	Over Three through Six Months	Over Six through Twelve Months	Over One through Five Years	Over Five Years	Total
	(dollars expressed in thousands)
Interest-earning assets:
Loans (1)	$1,431,601	231,689	281,571	773,106	126,364	2,844,331
Investment securities	170,940	115,307	205,328	1,353,531	816,435	2,661,541
FRB and FHLB stock	27,624	—	—	—	—	27,624
Short-term investments	411,715	—	—	—	—	411,715
Total interest-earning assets	$2,041,880	346,996	486,899	2,126,637	942,799	5,945,211
Interest-bearing liabilities:
Interest-bearing demand deposits	$362,330	225,231	146,890	107,719	137,097	979,267
Money market deposits	1,587,111	—	—	—	—	1,587,111
Savings deposits	48,508	39,947	34,240	48,507	114,134	285,336
Time deposits	374,555	250,371	322,785	269,116	88	1,216,915
Other borrowings	36,855	—	—	—	—	36,855
Subordinated debentures	282,481	—	—	—	71,672	354,153
Total interest-bearing liabilities	$2,691,840	515,549	503,915	425,342	322,991	4,459,637
Interest-sensitivity gap:
Periodic	$(649,960)	(168,553)	(17,016)	1,701,295	619,808	1,485,574
Cumulative	(649,960)	(818,513)	(835,529)	865,766	1,485,574
Ratio of interest-sensitive assets to interest-sensitive liabilities:
Periodic	0.76	0.67	0.97	5.00	2.92	1.33
Cumulative	0.76	0.74	0.77	1.21	1.33
____________________

(1)	Loans are presented net of net deferred loan fees.
Management made certain assumptions in preparing the foregoing table. These assumptions included:

•	Loans will repay at projected repayment rates;

•	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

•	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and

•	Fixed maturity deposits will not be withdrawn prior to maturity.
A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.
We were in an overall asset-sensitive position of $1.49 billion, or 23.2% of our total assets at March 31, 2013. We were in an overall liability-sensitive position on a cumulative basis through the twelve-month time horizon of $835.5 million, or 13.1% of our total assets at March 31, 2013.
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

The derivative instruments we held as of March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013		December 31, 2012
	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure
	(dollars expressed in thousands)
Customer interest rate swap agreements	11,010	82	12,149	115
Interest rate lock commitments	44,753	1,115	59,932	1,837
Forward commitments to sell mortgage-backed securities	63,050	—	107,700	—
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
First Bank continues to maintain a significant amount of available balance sheet liquidity to provide funds for future loan growth initiatives and in anticipation of the recently completed sale of eight of our Florida branches, which was completed on April 19, 2013 and resulted in a net cash outflow of $114.5 million. Our cash and cash equivalents were $509.5 million and $518.8 million at March 31, 2013 and December 31, 2012, respectively. The majority of these funds were maintained in our correspondent bank account with the FRB. The decrease in our cash and cash equivalents of $9.4 million is further discussed under “— Financial Condition.”
Our unpledged investment securities increased $2.5 million to $2.43 billion at March 31, 2013, compared to $2.42 billion at December 31, 2012, and are mostly comprised of highly liquid and readily marketable available-for-sale securities. The combined level of cash and cash equivalents and unpledged investment securities provided us with total available liquidity of $2.93 billion and $2.94 billion at March 31, 2013 and December 31, 2012, respectively. Our available liquidity of $2.93 billion represents 45.9% of total assets at March 31, 2013, in comparison to $2.94 billion, or 45.2% of total assets, at December 31, 2012. Our strong liquidity continues to reflect a shift in our balance sheet from loans to short-term investments and investment securities while substantially maintaining our deposit levels. Our loan-to-deposit ratio decreased to 52.8% at March 31, 2013 from 53.4% at December 31, 2012.
During the first quarter of 2013, we reclassified certain of our available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $242.5 million in aggregate, as further described in Note 3 to our consolidated financial statements. The net gross unrealized gain on these available-for-sale investment securities at the time of transfer was $5.0 million, in aggregate, and was recorded as additional premium on the investment securities and is being amortized over the remaining lives of the respective securities. The unrealized gain included as a component of accumulated other comprehensive income at the time of transfer was $2.8 million, in aggregate, net of tax of $2.2 million, in aggregate. The amortization of the unrealized gain reported in stockholders' equity is being amortized as an adjustment to interest income on investment securities over the remaining lives of the respective securities. Consequently, the combined amortization of the additional premium and the unrealized gain have no impact on interest income on investment securities. The determination of the reclassification was made by management based on our current and expected future liquidity levels and the resulting intent to hold those investment securities to maturity.
During the first three months of 2013, we reduced our aggregate funds acquired from other sources of funds by $18.0 million to $468.8 million at March 31, 2013, from $486.8 million at December 31, 2012. These other sources of funds include certificates of deposit of $100,000 or more and other borrowings, which are comprised of daily securities sold under agreements to repurchase. The decrease was attributable to a reduction in certificates of deposit of $100,000 or more of $28.8 million, partially offset by an increase in our daily repurchase agreements of $10.8 million. The reduction in certificates of deposit of $100,000 or more was primarily attributable to a planned reduction of higher rate, single-service certificate of deposit relationships. The following table presents the maturity structure of these other sources of funds at March 31, 2013:

	Certificates of Deposit of $100,000 or More	Other Borrowings	Total
	(dollars expressed in thousands)
Three months or less	$138,723	36,855	175,578
Over three months through six months	85,357	—	85,357
Over six months through twelve months	112,978	—	112,978
Over twelve months	94,895	—	94,895
Total	$431,953	36,855	468,808
In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency liquidity purposes. First Bank did not have any FRB borrowings outstanding at March 31, 2013 or December 31, 2012.
First Bank also has a borrowing relationship with the FHLB. First Bank's borrowing capacity through its relationship with the FHLB was approximately $382.8 million and $363.2 million at March 31, 2013 and December 31, 2012, respectively. The borrowing relationship is secured by one-to-four-family residential, multi-family residential and commercial real estate loans. The increase in First Bank's borrowing capacity with the FHLB during the first three months of 2013 reflects an increase in the total amount of credit available to First Bank by the FHLB based upon their recent review of our financial and operating condition, partially offset by the corresponding decrease in the loan portfolio during this period, as further described under “—Loans and Allowance for Loan Losses.” First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. First Bank did not have any FHLB advances outstanding at March 31, 2013 or December 31, 2012.
As a means of further contingency funding, First Bank may use broker dealers to acquire deposits to fund both short-term and long-term funding needs, including brokered money market accounts, and has available funding, subject to certain limits, through the CDARS program. Exclusive of the CDARS program, First Bank does not currently utilize broker dealers to acquire deposits.
We believe First Bank has sufficient liquidity to meet its current and future near-term liquidity needs; however, no assurance can be made that First Bank's liquidity position will not be materially, adversely affected in the future.
First Banks, Inc. First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company's liquidity position is affected by dividends received from its subsidiaries and the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the Company (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, and proceeds the Company raises through the issuance of debt and/or equity instruments, if any. The Company's unrestricted cash totaled $2.5 million and $2.7 million at March 31, 2013 and December 31, 2012, respectively.
On March 20, 2013, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America Limited Partnership, or Investors of America, LP, as further described in Note 8 and Note 16 to our consolidated financial statements. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs and replaced a previous credit agreement that matured on December 31, 2012. This borrowing arrangement, which has a maturity date of March 31, 2014 and an interest rate of LIBOR plus 300 basis points, is intended to supplement, on a contingent basis, the parent company's overall level of unrestricted cash to cover the parent company's projected operating expenses should the parent company's existing cash resources become insufficient in the future. There have been no balances outstanding under this borrowing arrangement since its inception.
We cannot be assured of our ability to access future liquidity through debt markets. The Company's ability to access debt markets on terms satisfactory to us will depend on our financial performance and conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control.
Additional long-term funding is provided by our junior subordinated debentures, as further described in Note 9 to our consolidated financial statements. As of March 31, 2013, we had 13 affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. The sole assets of the statutory and business trusts are our junior subordinated debentures.
We agreed, among other things, not to pay any dividends on our common or preferred stock or make any distributions of interest or other sums on our trust preferred securities without the prior approval of the FRB, as previously discussed under “Overview —Regulatory Agreements.”
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
The Company's financial position may be adversely affected if it experiences increased liquidity needs if any of the following events occur:

•
First Bank continues to be unable or prohibited by its regulators to pay a dividend to the Company sufficient to satisfy the Company's operating cash flow needs. The Company's ability to receive future dividends from First Bank to assist the Company in meeting its operating requirements, both on a short-term and long-term basis, is currently subject to regulatory approval, as further described above and under “Overview —Regulatory Agreements;”

•	We deem it advisable, or are required by regulatory authorities, to use cash maintained by the Company to support the capital position of First Bank;

•
First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so. As discussed above, First Bank has no outstanding borrowings at March 31, 2013, with the exception of $36.9 million of daily repurchase agreements utilized by customers as an alternative deposit product, and has substantial borrowing capacity through its relationship with the FHLB and the FRB, as previously discussed; or

•	The Company has difficulty raising cash through the future issuance of debt or equity instruments or by accessing additional sources of credit.
The Company's financial flexibility may be severely constrained if we are unable to maintain our access to funding or if adequate financing on terms acceptable to us is not available in the marketplace. If we are required to rely more heavily on more expensive funding sources to support our business, our revenues may not increase proportionately to cover our costs. In this case, our operating margins would likely be materially adversely affected. A lack of liquidity and/or cost-effective funding alternatives could materially adversely affect our business, financial condition and results of operations.
Other Commitments and Contractual Obligations. We have entered into long-term leasing arrangements and other commitments and contractual obligations in conjunction with our ongoing operating activities. The required payments under such leasing arrangements, other commitments and contractual obligations at March 31, 2013 were as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total (1)
	(dollars expressed in thousands)
Operating leases (2)	$9,063	12,975	7,817	12,198	42,053
Certificates of deposit (3)	947,084	241,187	28,556	88	1,216,915
Other borrowings	36,855	—	—	—	36,855
Subordinated debentures (4)	—	—	—	354,153	354,153
Preferred stock issued under the CPP (4) (5)	—	—	—	310,170	310,170
Other contractual obligations	610	7	1	—	618
Total	$993,612	254,169	36,374	676,609	1,960,764
____________________

(1)
Amounts exclude ASC Topic 740 unrecognized tax liabilities of $1.2 million and related accrued interest expense of $129,000 for which the timing of payment of such liabilities cannot be reasonably estimated as of March 31, 2013.

(2)
Amounts exclude operating leases associated with discontinued operations of $1.1 million, $2.0 million, $1.8 million and $2.6 million for less than 1 year, 1-3 years, 3-5 years and over 5 years, respectively, or a total of $7.5 million.

(3)	Amounts exclude the related accrued interest expense on certificates of deposit of $476,000 as of March 31, 2013.

(4)
Amounts exclude the accrued interest expense on junior subordinated debentures and the accrued dividends declared on preferred stock issued under the CPP of $51.5 million and $66.8 million, respectively, as of March 31, 2013. As further described under “Overview – Regulatory Agreements,” we currently may not make any distributions of interest or other sums on our junior subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.

(5)	Represents amounts payable upon redemption of the Class C Preferred Stock and the Class D Preferred Stock issued under the CPP of $295.4 million and $14.8 million, respectively.

EFFECTS OF NEW ACCOUNTING STANDARDS
In July 2012, the FASB issued ASU 2012-02 - Intangibles - Goodwill and Other (Topic 350) -Testing Indefinite-Lived Intangible Assets for Impairment. The provisions of this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other Than Goodwill. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We adopted the requirements of this ASU on January 1, 2013, which did not have a material impact on our consolidated financial statements or results of operations or the disclosures presented in our consolidated financial statements.
In October 2012, the FASB issued ASU 2012-06 - Business Combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. Under this ASU, when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and, subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). This ASU is effective for interim and annual periods beginning after December 15, 2012, and is required to be applied prospectively. We adopted the requirements of this ASU on January 1, 2013, which did not have a material impact on our consolidated financial statements or results of operations or the disclosures presented in our consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02 - Comprehensive Income (ASC Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide, either on the face of the statement where net income is presented or in the notes to financial statements, information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to include significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. Amounts not required under GAAP to be reclassified in their entirety to net income are required to be cross-referenced to other disclosures required under GAAP that provide additional detail on those amounts. The amendments of this ASU are effective for interim and annual periods beginning after December 15, 2012, and are required to be applied prospectively. We adopted the requirements of this ASU on January 1, 2013, which did not have a material impact on our consolidated financial statements or results of operations or the disclosures presented in our consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are included under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management,” appearing on pages 55 through 57 of this report.

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

ITEM 1A – RISK FACTORS
Readers of our Quarterly Report on Form 10-Q should consider certain risk factors in conjunction with the other information included in this Quarterly Report on Form 10-Q. Refer to “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of these risks.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 10, 2013

FIRST BANKS, INC.

By:	/s/	Terrance M. McCarthy
Terrance M. McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Lisa K. Vansickle
Lisa K. Vansickle
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)