Form 10-Q
period 2013-06-30
FIRST BANKS, INC
filed 2013-08-09
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2013
Common Stock, $250.00 par value	23,661

FIRST BANKS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FIRST BANKS, INC.
CONSOLIDATED BALANCE SHEETS – (UNAUDITED)
(dollars expressed in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents:
Cash and due from banks	$92,406	114,841
Short-term investments	423,139	404,005
Total cash and cash equivalents	515,545	518,846
Investment securities:
Available for sale	1,704,262	2,043,727
Held to maturity (fair value of $787,791 and $637,024, respectively)	800,453	631,553
Total investment securities	2,504,715	2,675,280
Loans:
Commercial, financial and agricultural	593,403	610,301
Real estate construction and development	167,269	174,979
Real estate mortgage	1,996,817	2,060,131
Consumer and installment	18,159	19,262
Loans held for sale	45,239	66,133
Net deferred loan costs (fees)	62	(59)
Total loans	2,820,949	2,930,747
Allowance for loan losses	(85,633)	(91,602)
Net loans	2,735,316	2,839,145
Federal Reserve Bank and Federal Home Loan Bank stock	27,674	27,329
Bank premises and equipment, net	126,310	127,520
Goodwill	107,267	125,267
Deferred income taxes	16,321	29,042
Other real estate and repossessed assets	78,152	91,995
Other assets	66,612	67,996
Assets of discontinued operations	39,006	6,706
Total assets	$6,216,918	6,509,126
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,198,846	1,327,183
Interest-bearing demand	636,582	1,000,666
Savings and money market	1,892,903	1,880,271
Time deposits of $100 or more	380,192	460,791
Other time deposits	713,763	823,936
Total deposits	4,822,286	5,492,847
Other borrowings	35,228	26,025
Subordinated debentures	354,172	354,133
Deferred income taxes	23,754	36,182
Accrued expenses and other liabilities	159,996	144,269
Liabilities of discontinued operations	550,683	155,711
Total liabilities	5,946,119	6,209,167
STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding	293,563	291,757
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	12,480
Retained deficit	(174,974)	(179,513)
Accumulated other comprehensive income	9,603	45,259
Total First Banks, Inc. stockholders’ equity	176,993	206,304
Noncontrolling interest in subsidiary	93,806	93,655
Total stockholders’ equity	270,799	299,959
Total liabilities and stockholders’ equity	$6,216,918	6,509,126
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(dollars expressed in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$29,885	36,110	60,058	73,829
Investment securities	13,317	14,603	26,565	28,159
Federal Reserve Bank and Federal Home Loan Bank stock	307	223	610	560
Short-term investments	223	206	485	459
Total interest income	43,732	51,142	87,718	103,007
Interest expense:
Deposits:
Interest-bearing demand	74	104	150	213
Savings and money market	632	945	1,267	2,000
Time deposits of $100 or more	573	1,063	1,229	2,261
Other time deposits	978	1,800	2,081	3,885
Other borrowings	(15)	20	(12)	41
Subordinated debentures	3,733	3,683	7,409	7,369
Total interest expense	5,975	7,615	12,124	15,769
Net interest income	37,757	43,527	75,594	87,238
Provision for loan losses	—	—	—	2,000
Net interest income after provision for loan losses	37,757	43,527	75,594	85,238
Noninterest income:
Service charges on deposit accounts and customer service fees	8,607	9,200	16,921	17,975
Gain on loans sold and held for sale	1,572	3,595	3,125	5,983
Net gain (loss) on investment securities	345	(5)	(71)	517
Increase (decrease) in fair value of servicing rights	470	(1,981)	624	(2,191)
Loan servicing fees	1,776	1,910	3,493	3,918
Other	6,173	3,136	10,246	6,677
Total noninterest income	18,943	15,855	34,338	32,879
Noninterest expense:
Salaries and employee benefits	19,645	18,500	39,196	37,568
Occupancy, net of rental income	5,935	5,484	11,769	10,423
Furniture and equipment	2,538	2,663	5,121	5,250
Postage, printing and supplies	711	611	1,339	1,345
Information technology fees	5,270	5,865	10,555	11,911
Legal, examination and professional fees	1,497	2,929	3,160	5,446
Advertising and business development	584	435	1,016	970
FDIC insurance	1,838	3,075	3,720	6,305
Write-downs and expenses on other real estate and repossessed assets	1,259	4,732	2,770	8,282
Other	4,866	5,571	9,544	11,859
Total noninterest expense	44,143	49,865	88,190	99,359
Income from continuing operations before (benefit) provision for income taxes	12,557	9,517	21,742	18,758
(Benefit) provision for income taxes	(345)	121	20	216
Net income from continuing operations, net of tax	12,902	9,396	21,722	18,542
Loss from discontinued operations, net of tax	(3,334)	(2,273)	(5,398)	(4,581)
Net income	9,568	7,123	16,324	13,961
Less: net income (loss) attributable to noncontrolling interest in subsidiary	105	(385)	151	(445)
Net income attributable to First Banks, Inc.	$9,463	7,508	16,173	14,406
Preferred stock dividends declared and undeclared	4,947	4,690	9,828	9,317
Accretion of discount on preferred stock	908	883	1,806	1,767
Net income available to common stockholders	$3,608	1,935	4,539	3,322

Basic and diluted earnings per common share from continuing operations	$293.39	177.84	419.98	334.02
Basic and diluted loss per common share from discontinued operations	(140.90)	(96.06)	(228.14)	(193.61)
Basic and diluted earnings per common share	$152.49	$81.78	$191.84	$140.41

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(dollars expressed in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$9,568	7,123	16,324	13,961
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale investment securities, net of tax	(16,551)	5,152	(18,803)	11,870
Reclassification adjustment for available-for-sale investment securities (gains) losses included in net income, net of tax	(191)	3	(186)	(336)
Amortization of net unrealized gain associated with reclassification of available-for-sale investment securities to held-to-maturity investment securities, net of tax	(431)	—	(860)	—
Amortization of net loss related to pension liability, net of tax	30	21	60	42
Reclassification adjustment for deferred tax asset valuation allowance on investment securities	(13,769)	2,776	(15,915)	6,211
Reclassification adjustment for deferred tax asset valuation allowance on pension liability	24	16	48	31
Other comprehensive (loss) income	(30,888)	7,968	(35,656)	17,818
Comprehensive (loss) income	(21,320)	15,091	(19,332)	31,779
Comprehensive income (loss) attributable to noncontrolling interest in subsidiary	105	(385)	151	(445)
Comprehensive (loss) income attributable to First Banks, Inc.	$(21,425)	15,476	(19,483)	32,224
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (UNAUDITED)
Six Months Ended June 30, 2013 and Year Ended December 31, 2012
(dollars expressed in thousands)

	First Banks, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2011	$318,609	5,915	12,480	(183,351)	16,066	93,952	263,671
Net income	—	—	—	26,278	—	(297)	25,981
Other comprehensive income	—	—	—	—	29,193	—	29,193
Accretion of discount on preferred stock	3,554	—	—	(3,554)	—	—	—
Preferred stock dividends declared	—	—	—	(18,886)	—	—	(18,886)
Balance, December 31, 2012	322,163	5,915	12,480	(179,513)	45,259	93,655	299,959
Net income	—	—	—	16,173	—	151	16,324
Other comprehensive loss	—	—	—	—	(35,656)	—	(35,656)
Accretion of discount on preferred stock	1,806	—	—	(1,806)	—	—	—
Preferred stock dividends declared	—	—	—	(9,828)	—	—	(9,828)
Balance, June 30, 2013	$323,969	5,915	12,480	(174,974)	9,603	93,806	270,799
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(dollars expressed in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income attributable to First Banks, Inc.	$16,173	14,406
Net income (loss) attributable to noncontrolling interest in subsidiary	151	(445)
Less: net loss from discontinued operations	(5,398)	(4,581)
Net income from continuing operations	21,722	18,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	5,794	6,083
Amortization and accretion of investment securities	13,326	6,759
Originations of loans held for sale	(173,065)	(191,526)
Proceeds from sales of loans held for sale	190,182	179,001
Provision for loan losses	—	2,000
(Benefit) provision for current income taxes	(274)	216
Provision for deferred income taxes	3,956	709
Decrease in deferred tax asset valuation allowance	(3,662)	(709)
Decrease in accrued interest receivable	8	2,247
Increase in accrued interest payable	7,068	5,765
Gain on loans sold and held for sale	(3,125)	(5,983)
Net loss (gain) on investment securities	71	(517)
(Increase) decrease in fair value of servicing rights	(624)	2,191
Write-downs on other real estate and repossessed assets	809	6,253
Other operating activities, net	5,759	5,447
Net cash provided by operating activities – continuing operations	67,945	36,478
Net cash used in operating activities – discontinued operations	(4,553)	(4,352)
Net cash provided by operating activities	63,392	32,126
Cash flows from investing activities:
Net cash paid for sale of assets and liabilities of discontinued operations, net of cash and cash equivalents sold	(115,044)	—
Proceeds from sales of investment securities available for sale	118,583	207,619
Maturities of investment securities available for sale	243,019	390,460
Maturities of investment securities held to maturity	85,760	228
Purchases of investment securities available for sale	(306,063)	(957,724)
Purchases of investment securities held to maturity	(19,895)	—
Net (purchases) redemptions of Federal Reserve Bank and Federal Home Loan Bank stock	(345)	963
Proceeds from sales of commercial loans	6,681	18,283
Net decrease in loans	38,544	196,331
Recoveries of loans previously charged-off	7,785	14,917
Purchases of bank premises and equipment	(3,327)	(3,342)
Net proceeds from sales of other real estate and repossessed assets	20,535	26,548
Other investing activities, net	1,467	761
Net cash provided by (used in) investing activities – continuing operations	77,700	(104,956)
Net cash provided by investing activities – discontinued operations	1,699	2,724
Net cash provided by (used in) investing activities	79,399	(102,232)
Cash flows from financing activities:
(Decrease) increase in demand, savings and money market deposits	(4,681)	20,208
Decrease in time deposits	(123,856)	(129,577)
Increase (decrease) in other borrowings	9,203	(13,235)
Net cash used in financing activities – continuing operations	(119,334)	(122,604)
Net cash (used in) provided by financing activities – discontinued operations	(26,758)	42,491
Net cash used in financing activities	(146,092)	(80,113)
Net decrease in cash and cash equivalents	(3,301)	(150,219)
Cash and cash equivalents, beginning of period	518,846	474,158
Cash and cash equivalents, end of period	$515,545	323,939

Supplemental disclosures of cash flow information:
Cash paid for interest on liabilities	$5,056	10,004
Cash received for income taxes	(126)	(12)
Noncash investing and financing activities:
Reclassification of investment securities from available for sale to held to maturity	$242,540	729,142
Loans transferred to other real estate and repossessed assets	5,221	12,948
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. The consolidated financial statements of First Banks, Inc. and subsidiaries (the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the Company’s 2012 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
The Company operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; FB Holdings, LLC (FB Holdings); Small Business Loan Source LLC; ILSIS, Inc.; FBIN, Inc.; SBRHC, Inc.; HVIIHC, Inc.; FBSA Missouri, Inc.; FBSA California, Inc.; NT Resolution Corporation; and LC Resolution Corporation. All of the subsidiaries are wholly owned as of June 30, 2013, except FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, as further described in Note 16 to the consolidated financial statements. FB Holdings is included in the consolidated financial statements and the noncontrolling ownership interest is reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiary” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, is reported as “net income (loss) attributable to noncontrolling interest in subsidiary” in the consolidated statements of operations.
NOTE 2 – DISCONTINUED OPERATIONS
Discontinued Operations. The assets and liabilities associated with the transactions described (and defined) below were previously reported in the First Bank segment and were sold as part of the Company’s Capital Optimization Plan (Capital Plan). The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities associated with the Association Bank Services line of business as of June 30, 2013, to the assets and liabilities associated with the Northern Florida Region as of December 31, 2012, and to the operations of First Bank’s Association Bank Services line of business and Northern Florida Region for the three and six months ended June 30, 2013 and 2012, as applicable. The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations. All financial information in the consolidated financial statements and notes to the consolidated financial statements is reported on a continuing operations basis, unless otherwise noted.
Association Bank Services. On May 13, 2013, First Bank entered into a Purchase and Assumption Agreement that provides for the sale of certain assets and the transfer of certain liabilities, primarily deposits, of First Bank's Association Bank Services (ABS) line of business, to Union Bank, N.A. (Union Bank), headquartered in San Francisco, California. ABS, headquartered in Vallejo, California, provides a full range of services to homeowners associations and community management companies. Under the terms of the agreement, Union Bank will assume approximately $550.6 million of deposits and will pay a premium on certain deposit accounts to be acquired in the transaction, which will be determined based on the average amount of certain deposits within ABS for the thirty (30) days prior to the closing date. Union Bank will also acquire certain assets, including loans of approximately $20.8 million at par value. Regulatory approval of the transaction was received on July 15, 2013, and subject to satisfaction of other customary closing conditions, the transaction is expected to close during the fourth quarter of 2013. The assets and liabilities associated with ABS are reflected in assets and liabilities of discontinued operations in the consolidated balance sheets as of June 30, 2013. First Bank expects to record a gain on the transaction of approximately $26.0 million, after the estimated write-off of goodwill of $18.0 million allocated to the ABS line of business.

Northern Florida Region. On November 21, 2012, First Bank entered into a Branch Purchase and Assumption Agreement that provided for the sale of certain assets and the transfer of certain liabilities associated with eight of First Bank’s retail branches located in Pinellas County, Florida to HomeBanc National Association (HomeBanc), headquartered in Lake Mary, Florida. The transaction was completed on April 19, 2013. Under the terms of the agreement, HomeBanc assumed $120.3 million of deposits, purchased the premises and equipment, and assumed the leases associated with these eight retail branches. The transaction resulted in a gain of $394,000, after the write-off of goodwill of $700,000 allocated to the Northern Florida Region, during the second quarter of 2013.
On April 5, 2013, First Bank closed its three remaining retail branches located in Hillsborough County and in Pasco County. The closure of these three remaining retail branches in the Northern Florida Region resulted in expense of $2.3 million during the second quarter of 2013 attributable to continuing obligations under facility leasing arrangements.
The eight branches sold and three branches closed during the second quarter of 2013 are collectively defined as the Northern Florida Region. The assets and liabilities associated with the Northern Florida Region are reflected in assets and liabilities of discontinued operations in the consolidated balance sheets as of December 31, 2012.
First Bank intends to continue to hold and operate its eight retail branches in the Manatee County communities of Bradenton, Palmetto and Longboat Key, Florida.
Assets and liabilities of discontinued operations at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	Association Bank Services	Northern Florida
	(dollars expressed in thousands)
Cash and due from banks	$—	1,139
Loans:
Commercial, financial and agricultural	20,741	—
Consumer and installment	326	—
Net deferred loan fees	(221)	—
Total loans	20,846	—
Bank premises and equipment, net	92	4,837
Goodwill	18,000	700
Other assets	68	30
Assets of discontinued operations	$39,006	6,706
Deposits:
Noninterest-bearing demand	$132,689	12,488
Interest-bearing demand	336,416	10,480
Savings and money market	17,342	67,686
Time deposits of $100 or more	25,626	27,034
Other time deposits	38,554	37,964
Total deposits	550,627	155,652
Accrued expenses and other liabilities	56	59
Liabilities of discontinued operations	$550,683	155,711

Loss from discontinued operations, net of tax, for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Association Bank Services	Northern Florida	Total	Association Bank Services	Northern Florida	Total
		(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$339	—	339	466	—	466
Interest expense:
Interest on deposits	82	41	123	123	263	386
Net interest income (loss)	257	(41)	216	343	(263)	80
Provision for loan losses	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	257	(41)	216	343	(263)	80
Noninterest income:
Service charges and customer service fees	16	30	46	24	118	142
Other	27	1	28	35	4	39
Total noninterest income	43	31	74	59	122	181
Noninterest expense:
Salaries and employee benefits	813	306	1,119	674	573	1,247
Occupancy, net of rental income	2	124	126	4	442	446
Furniture and equipment	9	1	10	21	75	96
FDIC insurance	205	—	205	306	99	405
Other	218	2,340	2,558	230	110	340
Total noninterest expense	1,247	2,771	4,018	1,235	1,299	2,534
Loss from operations of discontinued operations	(947)	(2,781)	(3,728)	(833)	(1,440)	(2,273)
Net gain on sale of discontinued operations	—	394	394	—	—	—
Benefit for income taxes	—	—	—	—	—	—
Net loss from discontinued operations, net of tax	$(947)	(2,387)	(3,334)	$(833)	(1,440)	(2,273)

Loss from discontinued operations, net of tax, for the six months ended June 30, 2013 and 2012 was as follows:

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Association Bank Services	Northern Florida	Total	Association Bank Services	Northern Florida	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$704	—	704	942	—	942
Interest expense:
Interest on deposits	170	233	403	254	547	801
Net interest income (loss)	534	(233)	301	688	(547)	141
Provision for loan losses	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	534	(233)	301	688	(547)	141
Noninterest income:
Service charges and customer service fees	57	134	191	84	231	315
Other	53	4	57	55	6	61
Total noninterest income	110	138	248	139	237	376
Noninterest expense:
Salaries and employee benefits	1,456	885	2,341	1,339	1,163	2,502
Occupancy, net of rental income	4	579	583	6	884	890
Furniture and equipment	21	40	61	45	161	206
FDIC insurance	409	53	462	611	203	814
Other	442	2,452	2,894	486	200	686
Total noninterest expense	2,332	4,009	6,341	2,487	2,611	5,098
Loss from operations of discontinued operations	(1,688)	(4,104)	(5,792)	(1,660)	(2,921)	(4,581)
Net gain on sale of discontinued operations	—	394	394	—	—	—
Benefit for income taxes	—	—	—	—	—	—
Net loss from discontinued operations, net of tax	$(1,688)	(3,710)	(5,398)	(1,660)	(2,921)	(4,581)

NOTE 3 – INVESTMENTS IN DEBT AND EQUITY SECURITIES
Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at June 30, 2013 and December 31, 2012 were as follows:

	Maturity				Total Amortized Cost	Gross			Weighted Average Yield
	1 Year	1-5	5-10	After		Unrealized		Fair
	or Less	Years	Years	10 Years		Gains	Losses	Value
	(dollars expressed in thousands)
June 30, 2013:
Carrying value:
U.S. Government sponsored agencies	$—	48,874	17,036	209,330	275,240	2,174	(3,172)	274,242	1.37%
Residential mortgage-backed	50	23,841	141,120	1,027,212	1,192,223	17,652	(9,729)	1,200,146	2.33
Commercial mortgage-backed	—	—	799	—	799	73	—	872	5.03
State and political subdivisions	1,323	3,067	201	28,463	33,054	113	(524)	32,643	1.37
Corporate notes	4,941	135,506	49,737	—	190,184	5,507	(805)	194,886	2.89
Equity investments	—	—	—	1,500	1,500	—	(27)	1,473	2.25
Total	$6,314	211,288	208,893	1,266,505	1,693,000	25,519	(14,257)	1,704,262	2.22
Fair value:
Debt securities	$6,409	217,042	208,677	1,270,661
Equity securities	—	—	—	1,473
Total	$6,409	217,042	208,677	1,272,134

Weighted average yield	3.09%	2.26%	2.24%	2.21%

December 31, 2012:
Carrying value:
U.S. Government sponsored agencies	$10,051	80,328	—	213,892	304,271	6,304	(146)	310,429	1.42%
Residential mortgage-backed	364	24,014	219,286	1,251,917	1,495,581	38,983	(497)	1,534,067	2.32
Commercial mortgage-backed	—	—	806	—	806	109	—	915	4.86
State and political subdivisions	985	3,579	201	—	4,765	164	—	4,929	4.05
Corporate notes	—	137,090	49,704	—	186,794	6,192	(621)	192,365	3.13
Equity investments	—	—	—	1,000	1,000	22	—	1,022	2.54
Total	$11,400	245,011	269,997	1,466,809	1,993,217	51,774	(1,264)	2,043,727	2.26
Fair value:
Debt securities	$11,476	251,558	275,251	1,504,420
Equity securities	—	—	—	1,022
Total	$11,476	251,558	275,251	1,505,442

Weighted average yield	2.01%	2.17%	2.65%	2.21%

Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at June 30, 2013 and December 31, 2012 were as follows:

	Maturity				Total Amortized Cost	Gross			Weighted Average Yield
	1 Year	1-5	5-10	After		Unrealized		Fair
	or Less	Years	Years	10 Years		Gains	Losses	Value
	(dollars expressed in thousands)
June 30, 2013:
Carrying value:
U.S. Government sponsored agencies	$—	—	22,717	—	22,717	—	(59)	22,658	1.41%
Residential mortgage-backed	—	—	207,883	566,691	774,574	554	(13,147)	761,981	1.81
State and political subdivisions	1,022	1,019	55	1,066	3,162	16	(26)	3,152	2.08
Total	$1,022	1,019	230,655	567,757	800,453	570	(13,232)	787,791	1.80
Fair value:
Debt securities	$1,032	1,024	227,321	558,414

Weighted average yield	2.91%	3.28%	1.60%	1.87%

December 31, 2012:
Carrying value:
U.S. Government sponsored agencies	$—	—	52,582	—	52,582	269	—	52,851	1.63%
Residential mortgage-backed	—	—	108,420	466,863	575,283	6,142	(614)	580,811	1.82
State and political subdivisions	826	1,099	252	1,511	3,688	51	(377)	3,362	1.89
Total	$826	1,099	161,254	468,374	631,553	6,462	(991)	637,024	1.80
Fair value:
Debt securities	$836	1,129	164,433	470,626

Weighted average yield	2.56%	3.40%	1.77%	1.81%
Proceeds from sales of available-for-sale investment securities were $52.1 million and $118.6 million for the three and six months ended June 30, 2013, respectively, compared to $153.2 million and $207.6 million for the comparable periods in 2012. Gross realized gains and gross realized losses on investment securities for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(dollars expressed in thousands)
Gross realized gains on sales of available-for-sale securities	$346	370	692	892
Gross realized losses on sales of available-for-sale securities	—	(374)	(354)	(374)
Other-than-temporary impairment	(1)	(1)	(409)	(1)
Net realized gain (loss) on investment securities	$345	(5)	(71)	517
Other-than-temporary impairment for the six months ended June 30, 2013 includes impairment of $407,000 recorded during the first quarter of 2013 on a municipal investment security classified as held-to-maturity. Investment securities with a carrying value of $201.6 million and $257.6 million at June 30, 2013 and December 31, 2012, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.
During the first quarter of 2013, the Company reclassified certain of its available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $242.5 million, in aggregate. The determination of the reclassification was made by management based on the Company’s current and expected future liquidity levels and the resulting intent to hold such investment securities to maturity. The net gross unrealized gain on these available-for-sale investment securities at the time of transfer of $5.0 million, in aggregate, was recorded as additional premium on the securities and is being amortized over the remaining lives of the respective securities, as further described in Note 10 to the consolidated financial statements.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars expressed in thousands)
June 30, 2013:
Available for sale:
U.S. Government sponsored agencies	$122,969	(2,643)	19,624	(529)	142,593	(3,172)
Residential mortgage-backed	419,287	(9,660)	3,144	(69)	422,431	(9,729)
State and political subdivisions	27,939	(524)	—	—	27,939	(524)
Corporate notes	26,509	(798)	4,993	(7)	31,502	(805)
Equity investments	1,473	(27)	—	—	1,473	(27)
Total	$598,177	(13,652)	27,761	(605)	625,938	(14,257)
Held to maturity:
U.S. Government sponsored agencies	$22,658	(59)	—	—	22,658	(59)
Residential mortgage-backed	706,199	(13,147)	—	—	706,199	(13,147)
State and political subdivisions	1,040	(26)	—	—	1,040	(26)
Total	$729,897	(13,232)	—	—	729,897	(13,232)

December 31, 2012:
Available for sale:
U.S. Government sponsored agencies	$20,018	(146)	—	—	20,018	(146)
Residential mortgage-backed	125,449	(441)	270	(56)	125,719	(497)
Corporate notes	—	—	17,675	(621)	17,675	(621)
Total	$145,467	(587)	17,945	(677)	163,412	(1,264)
Held to maturity:
Residential mortgage-backed	$66,011	(614)	—	—	66,011	(614)
State and political subdivisions	1,133	(377)	—	—	1,133	(377)
Total	$67,144	(991)	—	—	67,144	(991)
The Company does not believe the investment securities that were in an unrealized loss position at June 30, 2013 are other-than-temporarily impaired. The unrealized losses on the investment securities were primarily attributable to fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that First Bank will not be required to sell these securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired. The unrealized losses for U.S. Government sponsored agencies for 12 months or more at June 30, 2013 included one security. The unrealized losses for residential mortgage-backed securities for 12 months or more at June 30, 2013 and December 31, 2012 included nine securities. The unrealized losses for corporate notes for 12 months or more at June 30, 2013 and December 31, 2012 included one and six securities, respectively.
NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table summarizes the composition of the loan portfolio at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Commercial, financial and agricultural	$593,403	610,301
Real estate construction and development	167,269	174,979
Real estate mortgage:
One-to-four-family residential	931,986	986,767
Multi-family residential	101,351	103,684
Commercial real estate	963,480	969,680
Consumer and installment	18,159	19,262
Loans held for sale	45,239	66,133
Net deferred loan costs (fees)	62	(59)
Total loans	$2,820,949	2,930,747

Aging of Loans. The following table presents the aging of loans by loan classification at June 30, 2013 and December 31, 2012:

	30-59 Days	60-89 Days	Recorded Investment > 90 Days Accruing	Nonaccrual	Total Past Due	Current	Total Loans
	(dollars expressed in thousands)
June 30, 2013:
Commercial, financial and agricultural	$1,253	1,320	—	14,881	17,454	575,949	593,403
Real estate construction and development	120	75	—	28,305	28,500	138,769	167,269
Real estate mortgage:
Bank portfolio	1,438	491	—	6,051	7,980	93,100	101,080
Mortgage Division portfolio	4,977	2,940	—	19,377	27,294	460,510	487,804
Home equity	1,849	951	350	5,905	9,055	334,047	343,102
Multi-family residential	366	—	—	1,393	1,759	99,592	101,351
Commercial real estate	2,548	1,028	536	13,011	17,123	946,357	963,480
Consumer and installment	93	27	—	35	155	18,066	18,221
Loans held for sale	—	—	—	—	—	45,239	45,239
Total	$12,644	6,832	886	88,958	109,320	2,711,629	2,820,949
December 31, 2012:
Commercial, financial and agricultural	$1,180	322	—	19,050	20,552	589,749	610,301
Real estate construction and development	93	—	—	32,152	32,245	142,734	174,979
Real estate mortgage:
Bank portfolio	1,871	1,121	874	6,910	10,776	111,562	122,338
Mortgage Division portfolio	6,264	4,375	—	19,780	30,419	479,552	509,971
Home equity	2,494	1,221	216	8,671	12,602	341,856	354,458
Multi-family residential	—	629	—	6,761	7,390	96,294	103,684
Commercial real estate	66	693	—	16,520	17,279	952,401	969,680
Consumer and installment	174	43	—	28	245	18,958	19,203
Loans held for sale	—	—	—	—	—	66,133	66,133
Total	$12,142	8,404	1,090	109,872	131,508	2,799,239	2,930,747
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
The following tables present the credit exposure of the loan portfolio by internally assigned credit grade and payment activity as of June 30, 2013 and December 31, 2012:

Commercial Loan Portfolio Credit Exposure by Internally Assigned Credit Grade	Commercial and Industrial	Real Estate Construction and Development	Multi-family	Commercial Real Estate	Total
		(dollars expressed in thousands)
June 30, 2013:
Pass	$558,894	45,989	70,887	889,690	1,565,460
Special mention	11,645	3,769	363	31,513	47,290
Substandard	7,827	79,175	554	24,686	112,242
Performing troubled debt restructuring	156	10,031	28,154	4,580	42,921
Nonaccrual	14,881	28,305	1,393	13,011	57,590
Total	$593,403	167,269	101,351	963,480	1,825,503
December 31, 2012:
Pass	$572,248	45,356	67,690	858,101	1,543,395
Special mention	10,580	6,076	220	70,450	87,326
Substandard	8,423	81,364	773	13,868	104,428
Performing troubled debt restructuring	—	10,031	28,240	10,741	49,012
Nonaccrual	19,050	32,152	6,761	16,520	74,483
Total	$610,301	174,979	103,684	969,680	1,858,644

One-to-Four-Family Residential Mortgage Bank and Home Equity Loan Portfolio Credit Exposure by Internally Assigned Credit Grade	Bank Portfolio	Home Equity	Total
	(dollars expressed in thousands)
June 30, 2013:
Pass	$88,022	335,097	423,119
Special mention	6,302	350	6,652
Substandard	—	1,750	1,750
Performing troubled debt restructuring	705	—	705
Nonaccrual	6,051	5,905	11,956
Total	$101,080	343,102	444,182
December 31, 2012:
Pass	$107,625	342,321	449,946
Special mention	4,405	216	4,621
Substandard	1,787	3,250	5,037
Performing troubled debt restructuring	1,611	—	1,611
Nonaccrual	6,910	8,671	15,581
Total	$122,338	354,458	476,796

One-to-Four-Family Residential Mortgage Division and Consumer and Installment Loan Portfolio Credit Exposure by Payment Activity	Mortgage Division Portfolio	Consumer and Installment	Total
	(dollars expressed in thousands)
June 30, 2013:
Pass	$388,678	18,186	406,864
Substandard	3,724	—	3,724
Performing troubled debt restructuring	76,025	—	76,025
Nonaccrual	19,377	35	19,412
Total	$487,804	18,221	506,025
December 31, 2012:
Pass	$405,270	19,175	424,445
Substandard	6,627	—	6,627
Performing troubled debt restructuring	78,294	—	78,294
Nonaccrual	19,780	28	19,808
Total	$509,971	19,203	529,174
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
The following tables present the recorded investment, unpaid principal balance, related allowance for loan losses, average recorded investment and interest income recognized while on impaired status for impaired loans without a related allowance for loan losses and for impaired loans with a related allowance for loan losses by loan classification at June 30, 2013 and December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
	(dollars expressed in thousands)
June 30, 2013:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$5,105	8,560	—	5,614	1
Real estate construction and development	36,504	69,402	—	38,292	277
Real estate mortgage:
Bank portfolio	—	—	—	—	26
Mortgage Division portfolio	10,043	20,702	—	10,247	—
Home equity	625	632	—	753	—
Multi-family residential	28,597	28,863	—	32,141	616
Commercial real estate	12,074	18,107	—	15,909	213
Consumer and installment	—	—	—	—	—
	92,948	146,266	—	102,956	1,133
With A Related Allowance Recorded:
Commercial, financial and agricultural	9,932	25,534	383	10,923	—
Real estate construction and development	1,832	4,376	1,064	1,922	—
Real estate mortgage:
Bank portfolio	6,756	8,488	207	7,786	—
Mortgage Division portfolio	85,359	94,985	12,088	87,094	962
Home equity	5,280	6,142	1,181	6,362	—
Multi-family residential	950	954	753	1,068	—
Commercial real estate	5,517	8,136	730	7,269	13
Consumer and installment	35	35	2	28	—
	115,661	148,650	16,408	122,452	975
Total:
Commercial, financial and agricultural	15,037	34,094	383	16,537	1
Real estate construction and development	38,336	73,778	1,064	40,214	277
Real estate mortgage:
Bank portfolio	6,756	8,488	207	7,786	26
Mortgage Division portfolio	95,402	115,687	12,088	97,341	962
Home equity	5,905	6,774	1,181	7,115	—
Multi-family residential	29,547	29,817	753	33,209	616
Commercial real estate	17,591	26,243	730	23,178	226
Consumer and installment	35	35	2	28	—
	$208,609	294,916	16,408	225,408	2,108

	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
	(dollars expressed in thousands)
December 31, 2012:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$6,451	24,287	—	12,369	215
Real estate construction and development	39,706	74,044	—	59,094	561
Real estate mortgage:
Bank portfolio	1,611	1,690	—	2,166	32
Mortgage Division portfolio	10,255	22,102	—	10,308	—
Home equity	1,382	1,507	—	1,232	—
Multi-family residential	33,709	37,206	—	13,682	280
Commercial real estate	18,808	24,279	—	35,959	1,160
Consumer and installment	—	—	—	—	—
	111,922	185,115	—	134,810	2,248
With A Related Allowance Recorded:
Commercial, financial and agricultural	12,599	19,255	676	24,157	—
Real estate construction and development	2,477	10,221	1,452	3,687	114
Real estate mortgage:
Bank portfolio	6,910	8,655	284	9,288	—
Mortgage Division portfolio	87,819	96,931	11,574	88,277	2,050
Home equity	7,289	8,188	1,784	6,500	—
Multi-family residential	1,292	1,403	1,138	524	—
Commercial real estate	8,453	12,909	1,043	16,161	11
Consumer and installment	28	28	1	51	—
	126,867	157,590	17,952	148,645	2,175
Total:
Commercial, financial and agricultural	19,050	43,542	676	36,526	215
Real estate construction and development	42,183	84,265	1,452	62,781	675
Real estate mortgage:
Bank portfolio	8,521	10,345	284	11,454	32
Mortgage Division portfolio	98,074	119,033	11,574	98,585	2,050
Home equity	8,671	9,695	1,784	7,732	—
Multi-family residential	35,001	38,609	1,138	14,206	280
Commercial real estate	27,261	37,188	1,043	52,120	1,171
Consumer and installment	28	28	1	51	—
	$238,789	342,705	17,952	283,455	4,423
Recorded investment represents the Company’s investment in its impaired loans reduced by cumulative charge-offs recorded against the allowance for loan losses on these same loans. At June 30, 2013 and December 31, 2012, the Company had recorded charge-offs of $86.3 million and $103.9 million, respectively, on its impaired loans, representing the difference between the unpaid principal balance and the recorded investment reflected in the tables above. The unpaid principal balance represents the principal amount contractually owed to the Company by the borrowers on the impaired loans.
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
Loan modifications are generally performed at the request of the borrower, whether commercial or consumer, and may include reduction in interest rates, changes in payments and maturity date extensions. Although the Company does not have formal, standardized loan modification programs for its commercial or consumer loan portfolios, it addresses loan modifications on a case-by-case basis and also participates in the U.S. Treasury’s Home Affordable Modification Program (HAMP). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. At June 30, 2013 and December 31, 2012, the Company had $74.3 million and $75.7 million, respectively, of modified loans in the HAMP program.
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
The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending upon the individual facts and circumstances of the loan. TDRs accruing interest are classified as performing TDRs. The following table presents the categories of performing TDRs as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Performing Troubled Debt Restructurings:
Commercial, financial and agricultural	$156	—
Real estate construction and development	10,031	10,031
Real estate mortgage:
One-to-four-family residential	76,730	79,905
Multi-family residential	28,154	28,240
Commercial real estate	4,580	10,741
Total performing troubled debt restructurings	$119,651	128,917
The Company does not accrue interest on TDRs which have been modified for a period less than six months or are not in compliance with the modified terms. These loans are considered nonperforming TDRs and are included with other nonaccrual loans for classification purposes. The following table presents the categories of loans considered nonperforming TDRs as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Nonperforming Troubled Debt Restructurings:
Commercial, financial and agricultural	$984	1,004
Real estate construction and development	24,733	26,557
Real estate mortgage:
One-to-four-family residential	6,836	7,105
Multi-family residential	—	2,482
Commercial real estate	2,149	2,862
Total nonperforming troubled debt restructurings	$34,702	40,010
Both performing and nonperforming TDRs are considered to be impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses. The allowance for loan losses allocated to TDRs was $9.5 million at June 30, 2013 and December 31, 2012.

The following tables present loans classified as TDRs that were modified during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars expressed in thousands)
Loan Modifications Classified as Troubled Debt Restructurings:
Commercial, financial and agricultural	—	$—	$—	—	$—	$—
Real estate construction and development	—	—	—	—	—	—
Real estate mortgage:
One-to-four-family residential	10	2,647	2,644	15	2,823	2,817
Commercial real estate	1	156	156	—	—	—

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars expressed in thousands)
Loan Modifications Classified as Troubled Debt Restructurings:
Commercial, financial and agricultural	1	$90	$45	—	$—	$—
Real estate construction and development	—	—	—	2	803	390
Real estate mortgage:
One-to-four-family residential	20	4,870	4,542	29	5,427	5,378
Commercial real estate	1	156	156	1	5,018	5,018
The following tables present TDRs that defaulted within 12 months of modification during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars expressed in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate construction and development	—	$—	3	$1,364
Real estate mortgage:
One-to-four-family residential	13	2,525	16	3,587

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars expressed in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate construction and development	—	$—	3	$1,364
Real estate mortgage:
One-to-four-family residential	29	4,921	28	5,894
Upon default of a TDR, which is considered to be 90 days or more past due under the modified terms, impairment is measured based on the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses.

Allowance for Loan Losses. Changes in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(dollars expressed in thousands)
Balance, beginning of period	$88,170	130,348	91,602	137,710
Loans charged-off	(6,871)	(17,947)	(13,754)	(34,400)
Recoveries of loans previously charged-off	4,334	7,826	7,785	14,917
Net loans charged-off	(2,537)	(10,121)	(5,969)	(19,483)
Provision for loan losses	—	—	—	2,000
Balance, end of period	$85,633	120,227	85,633	120,227
The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
Three Months Ended June 30, 2013:
Allowance for loan losses:
Beginning balance	$14,168	13,003	36,660	4,202	19,720	417	88,170
Charge-offs	(1,010)	(166)	(4,338)	(159)	(1,156)	(42)	(6,871)
Recoveries	1,023	1,321	1,288	141	522	39	4,334
Provision (benefit) for loan losses	(215)	(2,746)	1,656	(62)	1,487	(120)	—
Ending balance	$13,966	11,412	35,266	4,122	20,573	294	85,633

Six Months Ended June 30, 2013:
Allowance for loan losses:
Beginning balance	$13,572	14,434	38,897	4,252	20,048	399	91,602
Charge-offs	(1,686)	(448)	(8,727)	(162)	(2,633)	(98)	(13,754)
Recoveries	2,090	1,716	2,519	141	1,240	79	7,785
Provision (benefit) for loan losses	(10)	(4,290)	2,577	(109)	1,918	(86)	—
Ending balance	$13,966	11,412	35,266	4,122	20,573	294	85,633
The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
Three Months Ended June 30, 2012:
Allowance for loan losses:
Beginning balance	$24,782	24,518	46,670	4,679	29,273	426	130,348
Charge-offs	(5,152)	(3,339)	(4,988)	(237)	(4,037)	(194)	(17,947)
Recoveries	2,686	2,986	1,223	32	858	41	7,826
Provision (benefit) for loan losses	(301)	(2,336)	797	342	1,377	121	—
Ending balance	$22,015	21,829	43,702	4,816	27,471	394	120,227

Six Months Ended June 30, 2012:
Allowance for loan losses:
Beginning balance	$27,243	24,868	50,864	4,851	29,448	436	137,710
Charge-offs	(10,233)	(6,423)	(8,916)	(1,169)	(7,390)	(269)	(34,400)
Recoveries	5,744	3,719	2,475	43	2,846	90	14,917
Provision (benefit) for loan losses	(739)	(335)	(721)	1,091	2,567	137	2,000
Ending balance	$22,015	21,829	43,702	4,816	27,471	394	120,227

The following table represents a summary of the impairment method used by loan category at June 30, 2013 and December 31, 2012:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
June 30, 2013:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$—	87	3,666	—	282	—	4,035
Impaired loans collectively evaluated for impairment	383	977	9,810	753	448	2	12,373
All other loans collectively evaluated for impairment	13,583	10,348	21,790	3,369	19,843	292	69,225
Total	$13,966	11,412	35,266	4,122	20,573	294	85,633
Financing receivables:
Impaired loans individually evaluated for impairment	$5,479	36,828	13,839	28,840	12,351	—	97,337
Impaired loans collectively evaluated for impairment	9,558	1,508	94,224	707	5,240	35	111,272
All other loans collectively evaluated for impairment	578,366	128,933	823,923	71,804	945,889	18,186	2,567,101
Total	$593,403	167,269	931,986	101,351	963,480	18,221	2,775,710

December 31, 2012:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$75	121	3,187	33	182	—	3,598
Impaired loans collectively evaluated for impairment	601	1,331	10,455	1,105	861	1	14,354
All other loans collectively evaluated for impairment	12,896	12,982	25,255	3,114	19,005	398	73,650
Total	$13,572	14,434	38,897	4,252	20,048	399	91,602
Financing receivables:
Impaired loans individually evaluated for impairment	$7,884	39,155	16,843	34,636	20,965	—	119,483
Impaired loans collectively evaluated for impairment	11,166	3,028	98,423	365	6,296	28	119,306
All other loans collectively evaluated for impairment	591,251	132,796	871,501	68,683	942,419	19,175	2,625,825
Total	$610,301	174,979	986,767	103,684	969,680	19,203	2,864,614

NOTE 5 – GOODWILL
Goodwill was $107.3 million and $125.3 million at June 30, 2013 and December 31, 2012, respectively. The Company allocated goodwill to the sale of the ABS line of business of $18.0 million, which is included in assets of discontinued operations at June 30, 2013. The Company allocated goodwill to the sale of the Northern Florida Region of $700,000, which was completed in April 2013 and is included in assets of discontinued operations at December 31, 2012. First Bank did not record goodwill impairment for the three or six months ended June 30, 2013 and 2012.
NOTE 6 – SERVICING RIGHTS
Mortgage Banking Activities. At June 30, 2013 and December 31, 2012, First Bank serviced mortgage loans for others totaling $1.30 billion and $1.27 billion, respectively. Changes in mortgage servicing rights for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(dollars expressed in thousands)
Balance, beginning of period	$10,652	9,713	9,152	9,077
Originated mortgage servicing rights	888	1,194	2,117	1,993
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	1,453	(1,316)	2,307	(799)
Other changes in fair value (2)	(652)	(632)	(1,235)	(1,312)
Balance, end of period	$12,341	8,959	12,341	8,959
____________________

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Other Servicing Activities. At June 30, 2013 and December 31, 2012, First Bank serviced United States Small Business Administration (SBA) loans for others totaling $147.1 million and $159.6 million, respectively. Changes in SBA servicing rights for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(dollars expressed in thousands)
Balance, beginning of period	$5,523	6,256	5,640	6,303
Originated SBA servicing rights	—	—	—	—
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	(58)	142	(36)	289
Other changes in fair value (2)	(273)	(175)	(412)	(369)
Balance, end of period	$5,192	6,223	5,192	6,223
____________________

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

NOTE 7 – DERIVATIVE INSTRUMENTS
The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The following table summarizes derivative instruments held by the Company, their notional amount, estimated fair values and their location in the consolidated balance sheets at June 30, 2013 and December 31, 2012:

			Derivatives in Other Assets		Derivatives in Other Liabilities
	Notional Amount		Fair Value Gain (Loss)		Fair Value Loss
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Derivative Instruments Not Designated as Hedging Instruments:
Customer interest rate swap agreements	$9,871	12,149	31	87	(31)	(87)
Interest rate lock commitments	38,384	59,932	68	1,837	—	—
Forward commitments to sell mortgage-backed securities	67,600	107,700	2,478	(305)	—	—
Total	$115,855	179,781	2,577	1,619	(31)	(87)
Customer Interest Rate Swap Agreements. First Bank offers interest rate swap agreements to certain customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each interest rate swap agreement between First Bank and its customers is offset by an interest rate swap agreement between First Bank and various counterparties. These interest rate swap agreements do not qualify for hedge accounting treatment. Changes in the fair value are recognized in noninterest income on a monthly basis. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income. The notional amount of these interest rate swap agreement contracts at June 30, 2013 and December 31, 2012 was $9.9 million and $12.1 million, respectively.
Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in September 2013. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $68,000 and $1.8 million at June 30, 2013 and December 31, 2012, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $2.5 million and an unrealized loss of $305,000 at June 30, 2013 and December 31, 2012, respectively. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.

The following table summarizes amounts included in the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 related to non-hedging derivative instruments:

Derivative Instruments Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Operations on Derivatives	Amount of Gain (Loss) Recognized in Operations on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2013	2012	2013	2012
		(dollars expressed in thousands)
Interest rate swap agreements	Other noninterest income	$—	(2)	—	(41)
Customer interest rate swap agreements	Other noninterest income	—	—	—	3
Interest rate lock commitments	Gain on loans sold and held for sale	(1,047)	1,582	(1,769)	1,709
Forward commitments to sell mortgage-backed securities	Gain on loans sold and held for sale	2,543	(1,200)	2,783	(428)

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
Other Borrowings. Other borrowings were comprised solely of daily securities sold under agreement to repurchase of $35.2 million and $26.0 million at June 30, 2013 and December 31, 2012, respectively.
NOTE 9 – SUBORDINATED DEBENTURES
As of June 30, 2013, the Company had 13 affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. The following is a summary of the junior subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at June 30, 2013 and December 31, 2012:

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
The Company’s distributions accrued on the junior subordinated debentures were $3.7 million and $7.4 million for the three and six months ended June 30, 2013, respectively, and $3.7 million and $7.3 million for the comparable periods in 2012, and are included in interest expense in the consolidated statements of operations. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in the Company’s capital base, as further discussed in Note 11 to the consolidated financial statements.

On August 10, 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated debentures and the related trust indentures allow the Company to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. Such payment default or penalty would likely have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has deferred such payments for 16 quarterly periods as of June 30, 2013. The current 20 consecutive quarterly deferral period ends with the respective payment dates of the trust preferred securities in September and October 2014. During the deferral period, the respective trusts suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. Accordingly, the Company also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009, as further described in Note 10 to the consolidated financial statements. The Company has deferred $49.9 million and $43.8 million of its regularly scheduled interest payments as of June 30, 2013 and December 31, 2012, respectively. In addition, the Company has accrued additional interest expense of $5.2 million and $3.9 million as of June 30, 2013 and December 31, 2012, respectively, on the regularly scheduled deferred interest payments based on the interest rate in effect for each junior subordinated note issuance in accordance with the respective terms of the underlying agreements.
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
Preferred Stock. The Company has four classes of preferred stock outstanding. The Class A Convertible Adjustable Rate Preferred Stock, or Class A Preferred Stock, is convertible into shares of common stock at a rate based on the ratio of the par value of the preferred stock to the current market value of the common stock at the date of conversion, to be determined by independent appraisal at the time of conversion. Shares of Class A Preferred Stock may be redeemed by the Company at any time at 105.0% of par value. The Class B Non-Convertible Adjustable Rate Preferred Stock, or Class B Preferred Stock, may not be redeemed or converted. The holders of the Class A and Class B Preferred Stock have full voting rights. Dividends on the Class A and Class B Preferred Stock are adjustable quarterly based on the highest of the Treasury Bill Rate or the Ten Year Constant Maturity Rate for the two-week period immediately preceding the beginning of the quarter. This rate shall not be less than 6.0% nor more than 12.0% on the Class A Preferred Stock, or less than 7.0% nor more than 15.0% on the Class B Preferred Stock. Effective August 10, 2009, the Company suspended the declaration of dividends on its Class A and Class B Preferred Stock.
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

On August 1, 2013, the U.S. Treasury closed its initial auction of the Class C Preferred Stock and the Class D Preferred Stock to unaffiliated third party investors in a private transaction. The preliminary results of the auction indicate the U.S. Treasury expects to sell approximately 96.0% of the Class C Preferred Stock and all of the Class D Preferred Stock, and the pending sale is expected to be completed on August 12, 2013. The Company will not receive any proceeds from the sale and the sale will have no effect on the terms of the outstanding Class C Preferred Stock and Class D Preferred Stock, including the Company's obligation to satisfy accrued and unpaid dividends prior to the payment of any dividend or other distribution to holders of junior or parity stock, including the Company's common stock, Class A Preferred Stock and Class B Preferred Stock, and an increase in the dividend rate from 5% to 9%, commencing with the dividend payment date of February 15, 2014. Further, the sale of the Class C Preferred Stock and the Class D Preferred Stock will have no effect on the Company's regulatory capital, financial condition or results of operations.
The Company allocated the total proceeds received under the CPP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million is being accreted to retained earnings on a level-yield basis over five years. Accretion of the discount on the Class C Preferred Stock was $908,000 and $1.8 million for the three and six months ended June 30, 2013, respectively, compared to $883,000 and $1.8 million for the comparable periods in 2012.
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
In conjunction with the deferral of its regularly scheduled interest payments on its outstanding junior subordinated debentures on August 10, 2009, as further described in Note 9 to the consolidated financial statements, the Company also began suspending the payment of cash dividends on its outstanding preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009. The Company has deferred such payments for 16 quarterly periods as of June 30, 2013. Consequently, the Company has suspended the declaration of dividends on its Class A and Class B preferred stock, but continues to declare and accumulate dividends on its Class C Preferred Stock and its Class D Preferred Stock. The Company has declared and deferred $64.4 million and $56.3 million of its regularly scheduled dividend payments on its Class C Preferred Stock and Class D Preferred Stock at June 30, 2013 and December 31, 2012, respectively, and has declared and accrued an additional $7.4 million and $5.6 million of cumulative dividends on such deferred dividend payments at June 30, 2013 and December 31, 2012, respectively.
During the first quarter of 2013, the Company reclassified certain of its available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $242.5 million, in aggregate, as further described in Note 3 to the consolidated financial statements. The gross unrealized gain on these available-for-sale investment securities at the time of transfer was $5.0 million. The unrealized gain included as a component of accumulated other comprehensive income was $2.8 million at the time of transfer, net of tax of $2.2 million. The fair value adjustment at the time of transfer of $5.0 million was recorded as additional premium on the investment securities, and is being amortized as an adjustment to interest income on investment securities over the remaining lives of the respective securities. The amortization of the unrealized gain reported in stockholders’ equity is also being amortized as an adjustment to interest income on investment securities over the remaining lives of the respective securities. Consequently, the combined amortization of the additional premium and the unrealized gain have no net impact on interest income on investment securities.

Accumulated Other Comprehensive Income. The following table summarizes changes in accumulated other comprehensive income, net of tax, by component, for the three and six months ended June 30, 2013:

	Investment Securities	Defined Benefit Pension Plan	Deferred Tax Asset Valuation Allowance	Total
		(dollars expressed in thousands)
Three Months Ended June 30, 2013:
Balance, beginning of period	$32,510	(3,514)	11,495	40,491
Other comprehensive income (loss) before reclassifications	(16,982)	30	(13,745)	(30,697)
Amounts reclassified from accumulated other comprehensive income (loss)	(191)	—	—	(191)
Net current period other comprehensive income (loss)	(17,173)	30	(13,745)	(30,888)
Balance, end of period	$15,337	(3,484)	(2,250)	9,603

Six Months Ended June 30, 2013:
Balance, beginning of period	$35,186	(3,544)	13,617	45,259
Other comprehensive income (loss) before reclassifications	(19,663)	60	(15,867)	(35,470)
Amounts reclassified from accumulated other comprehensive income (loss)	(186)	—	—	(186)
Net current period other comprehensive income (loss)	(19,849)	60	(15,867)	(35,656)
Balance, end of period	$15,337	(3,484)	(2,250)	9,603
The following table summarizes changes in accumulated other comprehensive income, net of tax, by component, for the three and six months ended June 30, 2012:

	Investment Securities	Defined Benefit Pension Plan	Deferred Tax Asset Valuation Allowance	Total
		(dollars expressed in thousands)
Three Months Ended June 30, 2012:
Balance, beginning of period	$25,816	(2,612)	2,712	25,916
Other comprehensive income (loss) before reclassifications	5,152	21	2,792	7,965
Amounts reclassified from accumulated other comprehensive income (loss)	3	—	—	3
Net current period other comprehensive income (loss)	5,155	21	2,792	7,968
Balance, end of period	$30,971	(2,591)	5,504	33,884

Six Months Ended June 30, 2012:
Balance, beginning of period	$19,437	(2,633)	(738)	16,066
Other comprehensive income (loss) before reclassifications	11,870	42	6,242	18,154
Amounts reclassified from accumulated other comprehensive income (loss)	(336)	—	—	(336)
Net current period other comprehensive income (loss)	11,534	42	6,242	17,818
Balance, end of period	$30,971	(2,591)	5,504	33,884

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
The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at June 30, 2013 and December 31, 2012. The Company must maintain minimum total regulatory, Tier 1 regulatory and Tier 1 leverage ratios as set forth in the table below in order to meet the minimum capital adequacy standards.
First Bank was categorized as well capitalized at June 30, 2013 and December 31, 2012 under the prompt corrective action provisions of the regulatory capital standards. First Bank must maintain minimum total regulatory, Tier 1 regulatory and Tier 1 leverage ratios as set forth in the table below in order to be categorized as well capitalized. In addition, First Bank is currently required to maintain its Tier 1 capital to total assets ratio at no less than 7.00% in accordance with the provisions of its informal agreement entered into with the State of Missouri Division of Finance (MDOF), as further described below. First Bank’s Tier 1 capital to total assets ratio of 9.98% and 9.20% at June 30, 2013 and December 31, 2012, respectively, exceeded the 7.00% minimum level required under the terms of the informal agreement with the MDOF.
At June 30, 2013 and December 31, 2012, the Company and First Bank’s required and actual capital ratios were as follows:

						To be Well Capitalized Under Prompt Corrective Action Provisions
	Actual				For Capital Adequacy Purposes
	June 30, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
	(dollars expressed in thousands)
Total capital (to risk-weighted assets):
First Banks, Inc.	$112,256	3.10%	$93,542	2.57%	8.0%	N/A
First Bank	650,322	17.95	626,177	17.18	8.0	10.0%
Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	56,128	1.55	46,771	1.28	4.0	N/A
First Bank	604,509	16.69	580,026	15.92	4.0	6.0
Tier 1 capital (to average assets):
First Banks, Inc.	56,128	0.92	46,771	0.73	4.0	N/A
First Bank	604,509	9.92	580,026	9.13	4.0	5.0
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

Items Measured on a Recurring Basis. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
June 30, 2013:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	274,242	—	274,242
Residential mortgage-backed	—	1,200,146	—	1,200,146
Commercial mortgage-backed	—	872	—	872
State and political subdivisions	—	32,643	—	32,643
Corporate notes	—	194,886	—	194,886
Equity investments	1,473	—	—	1,473
Mortgage loans held for sale	—	45,239	—	45,239
Derivative instruments:
Customer interest rate swap agreements	—	31	—	31
Interest rate lock commitments	—	68	—	68
Forward commitments to sell mortgage-backed securities	—	2,478	—	2,478
Servicing rights	—	—	17,533	17,533
Total	$1,473	1,750,605	17,533	1,769,611
Liabilities:
Derivative instruments:
Customer interest rate swap agreements	$—	31	—	31
Nonqualified deferred compensation plan	6,159	—	—	6,159
Total	$6,159	31	—	6,190
December 31, 2012:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	310,429	—	310,429
Residential mortgage-backed	—	1,534,067	—	1,534,067
Commercial mortgage-backed	—	915	—	915
State and political subdivisions	—	4,929	—	4,929
Corporate notes	—	192,365	—	192,365
Equity investments	1,022	—	—	1,022
Mortgage loans held for sale	—	66,133	—	66,133
Derivative instruments:
Customer interest rate swap agreements	—	87	—	87
Interest rate lock commitments	—	1,837	—	1,837
Forward commitments to sell mortgage-backed securities	—	(305)	—	(305)
Servicing rights	—	—	14,792	14,792
Total	$1,022	2,110,457	14,792	2,126,271
Liabilities:
Derivative instruments:
Customer interest rate swap agreements	$—	87	—	87
Nonqualified deferred compensation plan	6,443	—	—	6,443
Total	$6,443	87	—	6,530
There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three and six months ended June 30, 2013 and 2012.

The following table presents the changes in Level 3 assets measured on a recurring basis for the three and six months ended June 30, 2013 and 2012:

	Servicing Rights
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(dollars expressed in thousands)
Balance, beginning of period	$16,175	15,969	14,792	15,380
Total gains or losses (realized/unrealized):
Included in earnings (1)	470	(1,981)	624	(2,191)
Included in other comprehensive income	—	—	—	—
Issuances	888	1,194	2,117	1,993
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$17,533	15,182	17,533	15,182
____________________

(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of operations.
Items Measured on a Nonrecurring Basis. From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
June 30, 2013:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	14,654	14,654
Real estate construction and development	—	—	37,272	37,272
Real estate mortgage:
Bank portfolio	—	—	6,549	6,549
Mortgage Division portfolio	—	—	83,314	83,314
Home equity	—	—	4,724	4,724
Multi-family residential	—	—	28,794	28,794
Commercial real estate	—	—	16,861	16,861
Consumer and installment	—	—	33	33
Other real estate and repossessed assets	—	—	78,152	78,152
Total	$—	—	270,353	270,353
December 31, 2012:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	18,374	18,374
Real estate construction and development	—	—	40,731	40,731
Real estate mortgage:
Bank portfolio	—	—	8,237	8,237
Mortgage Division portfolio	—	—	86,500	86,500
Home equity	—	—	6,887	6,887
Multi-family residential	—	—	33,863	33,863
Commercial real estate	—	—	26,218	26,218
Consumer and installment	—	—	27	27
Other real estate and repossessed assets	—	—	91,995	91,995
Total	$—	—	312,832	312,832
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
Other real estate and repossessed assets measured at fair value upon initial recognition totaled $5.2 million and $12.9 million for the six months ended June 30, 2013 and 2012, respectively. In addition to other real estate and repossessed assets measured at fair value upon initial recognition, the Company recorded write-downs to the balance of other real estate and repossessed assets of $551,000 and $809,000 to noninterest expense for the three and six months ended June 30, 2013, respectively, compared to $4.1 million and $6.3 million for the comparable periods in 2012. Other real estate and repossessed assets were $78.2 million at June 30, 2013, compared to $92.0 million at December 31, 2012.
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

The estimated fair value of the Company’s financial instruments at June 30, 2013 were as follows:

	June 30, 2013
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$515,545	515,545	—	—	515,545
Investment securities:
Available for sale	1,704,262	1,473	1,702,789	—	1,704,262
Held to maturity	800,453	—	787,791	—	787,791
Loans held for portfolio	2,690,077	—	—	2,493,483	2,493,483
Loans held for sale	45,239	—	45,239	—	45,239
FRB and FHLB stock	27,674	27,674	—	—	27,674
Derivative instruments	2,577	—	2,577	—	2,577
Accrued interest receivable	18,373	18,373	—	—	18,373
Assets of discontinued operations	39,006	—	39,006	—	39,006
Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,198,846	1,198,846	—	—	1,198,846
Interest-bearing demand	636,582	636,582	—	—	636,582
Savings and money market	1,892,903	1,892,903	—	—	1,892,903
Time deposits	1,093,955	—	—	1,094,326	1,094,326
Other borrowings	35,228	35,228	—	—	35,228
Derivative instruments	31	—	31	—	31
Accrued interest payable	55,755	55,755	—	—	55,755
Subordinated debentures	354,172	—	—	267,253	267,253
Liabilities of discontinued operations	550,683	—	502,038	—	502,038
Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(2,779)	—	—	(2,779)	(2,779)
The estimated fair value of the Company’s financial instruments at December 31, 2012 were as follows:

	December 31, 2012
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$518,846	518,846	—	—	518,846
Investment securities:
Available for sale	2,043,727	1,022	2,042,705	—	2,043,727
Held to maturity	631,553	—	637,024	—	637,024
Loans held for portfolio	2,773,012	—	—	2,572,256	2,572,256
Loans held for sale	66,133	—	66,133	—	66,133
FRB and FHLB stock	27,329	27,329	—	—	27,329
Derivative instruments	1,619	—	1,619	—	1,619
Accrued interest receivable	18,284	18,284	—	—	18,284
Assets of discontinued operations	6,706	—	6,706	—	6,706
Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,327,183	1,327,183	—	—	1,327,183
Interest-bearing demand	1,000,666	1,000,666	—	—	1,000,666
Savings and money market	1,880,271	1,880,271	—	—	1,880,271
Time deposits	1,284,727	—	—	1,286,730	1,286,730
Other borrowings	26,025	26,025	—	—	26,025
Derivative instruments	87	—	87	—	87
Accrued interest payable	48,541	48,541	—	—	48,541
Subordinated debentures	354,133	—	—	254,984	254,984
Liabilities of discontinued operations	155,711	—	155,711	—	155,711
Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(2,779)	—	—	(2,779)	(2,779)

NOTE 13 – INCOME TAXES
The realization of the Company’s net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies. The Company has a full valuation allowance against its net deferred tax assets at June 30, 2013 and December 31, 2012. The deferred tax asset valuation allowance was recorded in accordance with ASC Topic 740, “Income Taxes.” Under ASC Topic 740, the Company is required to assess whether it is “more likely than not” that some portion or all of its deferred tax assets will not be realized. Pursuant to ASC Topic 740, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years. If, in the future, the Company generates taxable income on a sustained basis, management may conclude the deferred tax asset valuation allowance is no longer required, which would result in the reversal of a portion or all of the deferred tax asset valuation allowance, which would be reflected as a benefit for income taxes in the consolidated statements of operations.
A summary of the Company’s deferred tax assets and deferred tax liabilities at June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Gross deferred tax assets	$407,156	405,266
Valuation allowance	(390,835)	(376,224)
Deferred tax assets, net of valuation allowance	16,321	29,042
Deferred tax liabilities	23,754	36,182
Net deferred tax liabilities	$(7,433)	(7,140)
The Company’s valuation allowance was $390.8 million and $376.2 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $611.0 million and $597.7 million, respectively. At June 30, 2013 and December 31, 2012, for state income tax purposes, the Company had net operating loss carryforwards of approximately $800.8 million and $786.4 million, respectively, and a related deferred tax asset of $68.4 million and $65.9 million, respectively.
At June 30, 2013 and December 31, 2012, the Company’s unrecognized tax benefits for uncertain tax positions, excluding interest and penalties, were $836,000 and $1.1 million, respectively. At June 30, 2013 and December 31, 2012, the total amount of unrecognized tax benefits that would affect the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, was $551,000 and $740,000, respectively. It is the Company’s policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At June 30, 2013 and December 31, 2012, interest accrued for unrecognized tax positions was $121,000 and $116,000, respectively. The Company recorded a reduction of interest expense of $7,000 and interest expense of $5,000 related to unrecognized tax benefits for the three and six months ended June 30, 2013, respectively, compared to interest expense of $20,000 and $36,000 for the comparable periods in 2012. There were no penalties for uncertain tax positions accrued at June 30, 2013 and December 31, 2012, nor did the Company recognize any expense for penalties during the three and six months ended June 30, 2013 and 2012.
The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the remaining total unrecognized tax benefits as of June 30, 2013 could decrease by an additional $165,000 by December 31, 2013 as a result of the lapse of statutes of limitations or potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, is estimated to be approximately $108,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.
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
NOTE 14 – EARNINGS (LOSS) PER COMMON SHARE
The following is a reconciliation of basic and diluted earnings (loss) per share (EPS) for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(dollars in thousands, except share and per share data)
Basic:
Net income from continuing operations attributable to First Banks, Inc.	$12,797	9,781	21,571	18,987
Preferred stock dividends declared and undeclared	(4,947)	(4,690)	(9,828)	(9,317)
Accretion of discount on preferred stock	(908)	(883)	(1,806)	(1,767)
Net income from continuing operations attributable to common stockholders	6,942	4,208	9,937	7,903
Net loss from discontinued operations attributable to common stockholders	(3,334)	(2,273)	(5,398)	(4,581)
Net income available to First Banks, Inc. common stockholders	$3,608	1,935	4,539	3,322

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661

Basic earnings per common share – continuing operations	$293.39	177.84	419.98	334.02
Basic loss per common share – discontinued operations	$(140.90)	(96.06)	(228.14)	(193.61)
Basic earnings per common share	$152.49	81.78	191.84	140.41

Diluted:
Net income from continuing operations attributable to common stockholders	$6,942	4,208	9,937	7,903
Net loss from discontinued operations attributable to common stockholders	(3,334)	(2,273)	(5,398)	(4,581)
Net income available to First Banks, Inc. common stockholders	3,608	1,935	4,539	3,322
Effect of dilutive securities – Class A convertible preferred stock	—	—	—	—
Diluted income available to First Banks, Inc. common stockholders	$3,608	1,935	4,539	3,322

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661
Effect of diluted securities – Class A convertible preferred stock	—	—	—	—
Weighted average diluted shares of common stock outstanding	23,661	23,661	23,661	23,661

Diluted earnings per common share – continuing operations	$293.39	177.84	419.98	334.02
Diluted loss per common share – discontinued operations	$(140.90)	(96.06)	(228.14)	(193.61)
Diluted earnings per common share	$152.49	81.78	191.84	140.41

NOTE 15 – BUSINESS SEGMENT RESULTS
The Company’s business segment is First Bank. The reportable business segment is consistent with the management structure of the Company, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. First Bank also offers consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans and small business lending. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, mobile banking, ATMs, telephone banking, safe deposit boxes, and trust and private banking services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees generated by the Company’s mortgage banking and trust and private banking business units. The Company’s products and services are offered to customers primarily within its geographic areas, which include eastern Missouri, southern Illinois, southern and northern California, and Florida’s Bradenton, Palmetto and Longboat Key communities. Certain loan products are available nationwide.
The business segment results are consistent with the Company’s internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. The business segment results are summarized as follows:

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Balance sheet information:
Investment securities	$2,504,715	2,675,280	—	—	2,504,715	2,675,280
Total loans	2,820,949	2,930,747	—	—	2,820,949	2,930,747
FRB and FHLB stock	27,674	27,329	—	—	27,674	27,329
Goodwill	107,267	125,267	—	—	107,267	125,267
Assets of discontinued operations	39,006	6,706	—	—	39,006	6,706
Total assets	6,202,250	6,495,226	14,668	13,900	6,216,918	6,509,126
Deposits	4,824,797	5,495,624	(2,511)	(2,777)	4,822,286	5,492,847
Other borrowings	35,228	26,025	—	—	35,228	26,025
Subordinated debentures	—	—	354,172	354,133	354,172	354,133
Liabilities of discontinued operations	550,683	155,711	—	—	550,683	155,711
Stockholders’ equity	739,406	751,252	(468,607)	(451,293)	270,799	299,959

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
	(dollars expressed in thousands)
Income statement information:
Interest income	$43,732	51,142	—	—	43,732	51,142
Interest expense	2,244	3,934	3,731	3,681	5,975	7,615
Net interest income (loss)	41,488	47,208	(3,731)	(3,681)	37,757	43,527
Provision for loan losses	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	41,488	47,208	(3,731)	(3,681)	37,757	43,527
Noninterest income	18,831	15,746	112	109	18,943	15,855
Noninterest expense	44,025	49,497	118	368	44,143	49,865
Income (loss) from continuing operations before (benefit) provision for income taxes	16,294	13,457	(3,737)	(3,940)	12,557	9,517
(Benefit) provision for income taxes	(128)	(351)	(217)	472	(345)	121
Net income (loss) from continuing operations, net of tax	16,422	13,808	(3,520)	(4,412)	12,902	9,396
Loss from discontinued operations, net of tax	(3,334)	(2,273)	—	—	(3,334)	(2,273)
Net income (loss)	13,088	11,535	(3,520)	(4,412)	9,568	7,123
Net income (loss) attributable to noncontrolling interest in subsidiary	105	(385)	—	—	105	(385)
Net income (loss) attributable to First Banks, Inc.	$12,983	11,920	(3,520)	(4,412)	9,463	7,508

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
	(dollars expressed in thousands)
Income statement information:
Interest income	$87,718	102,986	—	21	87,718	103,007
Interest expense	4,717	8,405	7,407	7,364	12,124	15,769
Net interest income (loss)	83,001	94,581	(7,407)	(7,343)	75,594	87,238
Provision for loan losses	—	2,000	—	—	—	2,000
Net interest income (loss) after provision for loan losses	83,001	92,581	(7,407)	(7,343)	75,594	85,238
Noninterest income	34,115	32,698	223	181	34,338	32,879
Noninterest expense	87,888	98,650	302	709	88,190	99,359
Income (loss) from continuing operations before provision (benefit) for income taxes	29,228	26,629	(7,486)	(7,871)	21,742	18,758
Provision (benefit) for income taxes	20	(219)	—	435	20	216
Net income (loss) from continuing operations, net of tax	29,208	26,848	(7,486)	(8,306)	21,722	18,542
Loss from discontinued operations, net of tax	(5,398)	(4,581)	—	—	(5,398)	(4,581)
Net income (loss)	23,810	22,267	(7,486)	(8,306)	16,324	13,961
Net income (loss) attributable to noncontrolling interest in subsidiary	151	(445)	—	—	151	(445)
Net income (loss) attributable to First Banks, Inc.	$23,659	22,712	(7,486)	(8,306)	16,173	14,406

NOTE 16 – TRANSACTIONS WITH RELATED PARTIES
First Services, L.P. First Services, L.P. (First Services), a limited partnership indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, provides information technology, item processing and various related services to the Company and First Bank. Fees paid under agreements with First Services were $4.9 million and $9.9 million for the three and six months ended June 30, 2013, respectively, and $5.5 million and $11.2 million for the comparable periods in 2012. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of such equipment of $293,000 and $537,000 during the three and six months ended June 30, 2013, respectively, and $351,000 and $701,000 for the comparable periods in 2012. In addition, First Services paid $436,000 and $871,000 for the three and six months ended June 30, 2013, respectively, and $462,000 and $924,000 for the comparable periods in 2012, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.
First Services has an Affiliate Services Agreement with the Company and First Bank that relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, insurance services and vendor payment processing services. Fees accrued under the Affiliate Services Agreement by First Services were $45,000 and $91,000 for the three and six months ended June 30, 2013, respectively, and $44,000 and $89,000 for the comparable periods in 2012.
First Brokerage America, L.L.C. First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, received $1.2 million and $2.4 million for the three and six months ended June 30, 2013, respectively, and $1.2 million and $2.4 million for the comparable periods in 2012, in gross commissions paid by unaffiliated third-party companies. The commissions received primarily resulted from sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid $131,000 and $245,000 for the three and six months ended June 30, 2013, respectively, and $130,000 and $225,000 for the comparable periods in 2012, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.
Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of the Company’s Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $122,000 and $244,000 for the three and six months ended June 30, 2013, respectively, and $120,000 and $244,000 for the comparable periods in 2012.
First Capital America, Inc. / FB Holdings, LLC. The Company formed FB Holdings, a limited liability company organized in the state of Missouri, in May 2008. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that was more economically advantageous to First Bank and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $133.3 million and FCA contributed cash of $125.0 million to FB Holdings during 2008. As a result, First Bank owned 53.23% and FCA owned the remaining 46.77% of FB Holdings as of June 30, 2013. The contribution of cash by FCA is reflected as a component of stockholders’ equity in the consolidated balance sheets and, consequently, increased the Company’s and First Bank’s regulatory capital ratios under then-existing regulatory guidelines, subject to certain limitations.
FB Holdings receives various services provided by First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the agreement by FB Holdings to First Bank were $7,000 and $16,000 for the three and six months ended June 30, 2013, respectively, and $36,000 and $78,000 for the comparable periods in 2012.
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
Loans to Directors and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of the Company were $15.1 million and $9.1 million at June 30, 2013 and December 31, 2012, respectively. First Bank does not extend credit to its officers or to officers of the Company, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.
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

•
The uncertainties in estimating the fair value of developed real estate and undeveloped land in light of reduced market demand for such assets and a general lack of liquidity in the real estate markets;

•
Negative developments and disruptions in the credit and lending markets, including the impact of the adverse credit crisis on our business and on the businesses of our customers as well as other banks and lending institutions with which we have commercial relationships;

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

•
Implementation of the Basel III regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act will include significant changes to bank capital, leverage and liquidity requirements, as further discussed under “Overview – Basel III Regulatory Capital Reforms;”

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

OVERVIEW AND RECENT DEVELOPMENTS
We, or the Company, are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; FB Holdings, LLC, or FB Holdings; Small Business Loan Source LLC, or SBLS LLC; ILSIS, Inc.; FBIN, Inc.; SBRHC, Inc.; HVIIHC, Inc.; FBSA Missouri, Inc.; FBSA California, Inc.; NT Resolution Corporation; and LC Resolution Corporation. First Bank’s subsidiaries are wholly owned at June 30, 2013 except for FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, as further described in Note 16 to our consolidated financial statements.
First Bank currently operates 131 branch banking offices in California, Florida, Illinois and Missouri. Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services.

Discontinued Operations. The assets and liabilities associated with the transactions described (and defined) below were previously reported in the First Bank segment and were sold or will be sold as part of our Capital Optimization Plan, or Capital Plan. We have applied discontinued operations accounting in accordance with Accounting Standards Codification™, or ASC, Topic 205-20, “Presentation of Financial Statements - Discontinued Operations,” to the assets and liabilities associated with our Association Bank Services line of business as of June 30, 2013, to the assets and liabilities associated with our Northern Florida Region as of December 31, 2012, and to the operations of our Association Bank Services line of business and our Northern Florida Region for the three and six months ended June 30, 2013 and 2012, as applicable. All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our consolidated financial statements for further discussion regarding discontinued operations.
Association Bank Services. On May 13, 2013, First Bank entered into a Purchase and Assumption Agreement that provides for the sale of certain assets and the transfer of certain liabilities, primarily deposits, of First Bank's Association Bank Services, or ABS, line of business, to Union Bank, N.A., or Union Bank, headquartered in San Francisco, California, as further described in Note 2 to our consolidated financial statements. ABS, headquartered in Vallejo, California, provides a full range of services to homeowners associations and community management companies. Under the terms of the agreement, Union Bank will assume approximately $550.6 million of deposits and will pay a premium on certain deposit accounts to be acquired in the transaction, which will be determined based on the average amount of certain deposits within ABS for the thirty (30) days prior to the closing date. Union Bank will also acquire certain assets, including loans of approximately $20.8 million at par value. Regulatory approval of the transaction was received on July 15, 2013, and subject to satisfaction of other customary closing conditions, the transaction is expected to close during the fourth quarter of 2013. The assets and liabilities associated with ABS are reflected in assets and liabilities of discontinued operations in the consolidated balance sheets as of June 30, 2013. First Bank expects to record a gain on the transaction of approximately $26.0 million, after the estimated write-off of goodwill of $18.0 million allocated to the ABS line of business.
Northern Florida Region. On November 21, 2012, we entered into a Branch Purchase and Assumption Agreement that provided for the sale of certain assets and the transfer of certain liabilities associated with eight of our retail branches located in Pinellas County, Florida to HomeBanc National Association, or HomeBanc, headquartered in Lake Mary, Florida. The transaction was completed on April 19, 2013, as further described in Note 2 to our consolidated financial statements. Under the terms of the agreement, HomeBanc assumed approximately $120.3 million of deposits, purchased the premises and equipment, and assumed the leases associated with these eight retail branches. The transaction resulted in a gain of $394,000, after the write-off of goodwill of $700,000 allocated to the Northern Florida Region, during the second quarter of 2013.
Furthermore, on April 5, 2013, we closed our remaining three retail branches in Northern Florida, as further described in Note 2 to our consolidated financial statements. The closure of these three retail branches resulted in expense of $2.3 million during the second quarter of 2013 attributable to continuing obligations under facility leasing arrangements.
The eight branches sold and the three branches closed are collectively defined as the Northern Florida Region. The assets and liabilities associated with the Northern Florida Region were reflected in assets and liabilities of discontinued operations in the consolidated balance sheets as of December 31, 2012. We intend to continue to hold and operate our eight retail branches in the Manatee County communities of Bradenton, Palmetto and Longboat Key, Florida.
Sale of Class C Fixed Rate Cumulative Perpetual Preferred Stock and Class D Fixed Rate Cumulative Perpetual Preferred Stock by the United States Department of the Treasury. On August 1, 2013, the United States Department of the Treasury, or U.S. Treasury, closed its initial auction of our Class C Fixed Rate Cumulative Perpetual Preferred Stock, or Class C Preferred Stock, and our Class D Fixed Rate Cumulative Perpetual Preferred Stock, or Class D Preferred Stock, to unaffiliated third party investors in a private transaction. The preliminary results of the auction indicate that the U.S. Treasury expects to sell approximately 96.0% of our Class C Preferred Stock and all of our Class D Preferred Stock, and the pending sale is expected to be completed on August 12, 2013. The Company will not receive any proceeds from the sale and the sale will have no effect on the terms of the outstanding Class C Preferred Stock and Class D Preferred Stock, including the Company's obligation to satisfy accrued and unpaid dividends prior to the payment of any dividend or other distribution to holders of junior or parity stock, including the Company's common stock, Class A Convertible Adjustable Rate Preferred Stock and Class B Non-Convertible Adjustable Rate Preferred Stock, and an increase in the dividend rate from 5% to 9%, commencing with the dividend payment date of February 15, 2014. Further, the sale of the Class C Preferred Stock and the Class D Preferred Stock will have no effect on the Company's regulatory capital, financial condition or results of operations.
Final Basel III Capital Rule. On July 3, 2013, the Board of Governors of the Federal Reserve System, or Federal Reserve, adopted a final rule, Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Capital Adequacy, Transition Provisions, Prompt Corrective Action, Standardized Approach for Risk-weighted Assets, Market Discipline and Disclosure Requirements, Advanced Approaches Risk-Based Capital Rule, and Market Risk Capital Rule.” This final rule incorporates certain revisions to the Basel capital framework, including Basel III and other elements. The final rule increases risk-based capital requirements and makes selected changes to the calculation of risk-weighted assets. The final rule:

•	Includes a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets and raises the minimum Tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets;

•
Requires institutions to maintain a capital conservation buffer composed of common equity Tier 1 capital of 2.5% above the minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers;

•
Implements new constraints on the inclusion of minority interests, mortgage servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions in Tier 1 capital;

•	Increases risk-weightings for past-due loans, certain commercial real estate loans and some equity exposures;

•	Requires trust preferred securities and cumulative perpetual preferred stock to be phased out of Tier 1 capital for banks with assets greater than $15.0 billion as of December 31, 2009; and

•
Allows non-advanced banking organizations, such as us, a one-time option to filter certain accumulated other comprehensive income components, such as unrealized gains and losses on available-for-sale investment securities, out of regulatory capital.

The final rule becomes effective for us on January 1, 2015. We are evaluating the impact the final Basel III capital rule may have on our regulatory capital levels and capital planning strategies.
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
First Bank, under its informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank's loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 11 to our consolidated financial statements, First Bank's Tier 1 capital to total assets ratio was 9.98% at June 30, 2013.
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
Capital Plan. We have been working since the beginning of 2008 to strengthen our capital ratios and improve our financial performance. Additionally, on August 10, 2009, we announced the adoption of our Capital Optimization Plan, designed to improve our capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. We adopted our Capital Plan in order to, among other things, preserve our regulatory capital. A summary of the primary initiatives completed as of June 30, 2013 is shown in the table below. See Note 2 to our consolidated financial statements for a discussion of initiatives associated with our Capital Plan that were completed, or are in the process of completion, during the six months ended June 30, 2013 and 2012.

	Gain (Loss) on Sale	Decrease in Intangible Assets	Decrease in Risk-Weighted Assets	Total Regulatory Capital Benefit (1)
	(dollars expressed in thousands)
Sale of Northern Florida Region	$394	700	3,400	1,400
Reduction in other risk-weighted assets	—	—	18,100	1,600
Total 2013 capital initiatives	$394	700	21,500	3,000

Reduction in other risk-weighted assets	$—	—	287,700	25,200
Total 2012 capital initiatives	$—	—	287,700	25,200

Sale of remaining Northern Illinois Region	$425	1,558	33,800	4,900
Sale of Edwardsville branch	263	500	1,400	900
Reduction in other risk-weighted assets	—	—	877,900	76,800
Total 2011 capital initiatives	$688	2,058	913,100	82,600

Partial sale of Northern Illinois Region	$6,355	9,683	141,800	28,500
Sale of Texas Region	4,984	19,962	116,300	35,100
Sale of Missouri Valley Partners, Inc.	(156)	—	800	(100)
Sale of Chicago Region	8,414	26,273	342,600	64,700
Sale of Lawrenceville branch	168	1,000	11,400	2,200
Reduction in other risk-weighted assets	—	—	2,111,400	184,700
Total 2010 capital initiatives	$19,765	56,918	2,724,300	315,100

Sale of WIUS, Inc. loans	$(13,077)	19,982	146,700	19,700
Sale of restaurant franchise loans	(1,149)	—	64,400	4,500
Sale of asset-based lending loans	(6,147)	—	119,300	4,300
Sale of Springfield branch	309	1,000	900	1,400
Sale of Adrian N. Baker & Company	120	13,013	1,300	13,200
Reduction in other risk-weighted assets	—	—	1,580,400	138,300
Total 2009 capital initiatives	$(19,944)	33,995	1,913,000	181,400

Total completed capital initiatives	$903	93,671	5,859,600	607,300
____________________

(1)	Calculated as the sum of the gain (loss) on sale plus the reduction in intangible assets plus 8.75% of the reduction in risk-weighted assets.
In addition to the action items identified above with respect to our Capital Plan, we are also focused on the following actions which, if consummated, would further improve our regulatory capital ratios and/or result in a reduction of our risk-weighted assets:

•	Successful implementation of the action items contained within our Performance Enhancement Plan;

•	Reduction in the overall level of our nonperforming assets and potential problem loans;

•	Sale, merger or closure of individual branches or selected branch groupings; and

•	Exploration of possible capital planning strategies to increase the overall level of Tier 1 regulatory capital at our holding company.
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
RESULTS OF OPERATIONS
Overview. We recorded net income, including discontinued operations, of $9.5 million and $16.2 million for the three and six months ended June 30, 2013, respectively, compared to $7.5 million and $14.4 million for the comparable periods in 2012. Our results of operations reflect the following:

•
Net interest income of $37.8 million and $75.6 million for the three and six months ended June 30, 2013, respectively, compared to $43.5 million and $87.2 million for the comparable periods in 2012, which contributed to a decline in our net interest margin to 2.61% and 2.60% for the three and six months ended June 30, 2013, respectively, compared to 2.84% and 2.86% for the comparable periods in 2012;

•	A provision for loan losses of zero for the three and six months ended June 30, 2013, compared to a provision for loan losses of zero and $2.0 million for the three and six months ended June 30, 2012;

•	Noninterest income of $18.9 million and $34.3 million for the three and six months ended June 30, 2013, respectively, compared to $15.9 million and $32.9 million for the comparable periods in 2012;

•	Noninterest expense of $44.1 million and $88.2 million for the three and six months ended June 30, 2013, respectively, compared to $49.9 million and $99.4 million for the comparable periods in 2012;

•
A benefit for income taxes of $345,000 for the three months ended June 30, 2013 and a provision for income taxes of $20,000 for the six months ended June 30, 2013, compared to a provision for income taxes of $121,000 and $216,000 for the comparable periods in 2012;

•
A net loss from discontinued operations, net of tax, of $3.3 million and $5.4 million for the three and six months ended June 30, 2013, respectively, compared to a net loss from discontinued operations, net of tax, of $2.3 million and $4.6 million for the comparable periods in 2012; and

•
Net income attributable to noncontrolling interest in subsidiary of $105,000 and $151,000 for the three and six months ended June 30, 2013, respectively, compared to a net loss attributable to noncontrolling interest in subsidiary of $385,000 and $445,000 for the comparable periods in 2012.

Net Interest Income and Average Balance Sheets. The primary source of our income is net interest income. The following table sets forth, on a tax-equivalent basis, certain information on a continuing operations basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,						Six Months Ended June 30,
	2013			2012			2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars expressed in thousands)
ASSETS
Interest-earning assets:
Loans (1)(2)(3)	$2,803,647	29,898	4.28%	$3,071,922	36,124	4.73%	$2,824,538	60,084	4.29%	$3,127,778	73,859	4.75%
Investment securities (3)	2,632,086	13,351	2.03	2,744,615	14,657	2.15	2,649,872	26,634	2.03	2,635,951	28,270	2.16
FRB and FHLB stock	27,593	307	4.46	26,115	223	3.43	27,537	610	4.47	26,453	560	4.26
Short-term investments	352,411	223	0.25	327,746	206	0.25	376,097	485	0.26	364,469	459	0.25
Total interest-earning assets	5,815,737	43,779	3.02	6,170,398	51,210	3.34	5,878,044	87,813	3.01	6,154,651	103,148	3.37
Nonearning assets	410,873			404,241			413,804			410,256
Assets of discontinued operations	41,567			50,343			44,021			51,109
Total assets	$6,268,177			$6,624,982			$6,335,869			$6,616,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$640,108	74	0.05%	$615,078	104	0.07%	$643,614	150	0.05%	$609,351	213	0.07%
Savings and money market	1,843,567	632	0.14	1,932,588	945	0.20	1,851,003	1,267	0.14	1,943,014	2,000	0.21
Time deposits of $100 or more	394,330	573	0.58	495,112	1,063	0.86	406,105	1,229	0.61	506,338	2,261	0.90
Other time deposits	730,940	978	0.54	883,738	1,800	0.82	747,172	2,081	0.56	906,300	3,885	0.86
Total interest-bearing deposits	3,608,945	2,257	0.25	3,926,516	3,912	0.40	3,647,894	4,727	0.26	3,965,003	8,359	0.42
Other borrowings	33,195	(15)	(0.18)	36,043	20	0.22	30,460	(12)	(0.08)	37,736	41	0.22
Subordinated debentures	354,162	3,733	4.23	354,086	3,683	4.18	354,153	7,409	4.22	354,077	7,369	4.19
Total interest-bearing liabilities	3,996,302	5,975	0.60	4,316,645	7,615	0.71	4,032,507	12,124	0.61	4,356,816	15,769	0.73
Noninterest-bearing liabilities:
Demand deposits	1,197,165			1,172,937			1,176,567			1,144,499
Other liabilities	193,309			153,239			188,754			150,319
Liabilities of discontinued operations	588,776			702,762			643,224			691,214
Total liabilities	5,975,552			6,345,583			6,041,052			6,342,848
Stockholders’ equity	292,625			279,399			294,817			273,168
Total liabilities and stockholders’ equity	$6,268,177			$6,624,982			$6,335,869			$6,616,016

Net interest income		37,804			43,595			75,689			87,379
Interest rate spread			2.42			2.63			2.40			2.64
Net interest margin (4)			2.61%			2.84%			2.60%			2.86%
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)
Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were $47,000 and $95,000 for the three and six months ended June 30, 2013, respectively, and $68,000 and $141,000 for the comparable periods in 2012.

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
Net interest income, expressed on a tax-equivalent basis, decreased to $37.8 million and $75.7 million for the three and six months ended June 30, 2013, respectively, compared to $43.6 million and $87.4 million for the comparable periods in 2012. Our net interest margin decreased 23 and 26 basis points to 2.61% and 2.60% for the three and six months ended June 30, 2013, respectively, from 2.84% and 2.86% for the comparable periods in 2012. We attribute the decrease in our net interest margin and net interest income for the three and six months ended June 30, 2013, as compared to the comparable periods in 2012, to a lower average balance of interest-earning assets in addition to a significant change in the mix of our interest-earning assets, which has shifted from loans to cash and cash equivalents and investment securities, and a decrease in the average yield on loans and investment securities, partially offset by a decrease in interest-bearing liabilities and the average rate paid on our interest-bearing liabilities. The average yield earned on our interest-earning assets decreased 32 and 36 basis points to 3.02% and 3.01% for the three and six months ended June 30, 2013, respectively, compared to 3.34% and 3.37% for the comparable periods in 2012, while the average rate paid on our interest-bearing liabilities decreased 11 and 12 basis points to 0.60% and 0.61% for the three and six months ended June 30, 2013, respectively, compared to 0.71% and 0.73% for the comparable periods in 2012. Average interest-earning assets decreased $354.7 million and $276.6 million to $5.82 billion and $5.88 billion for the three and six months ended June 30, 2013, respectively, compared to $6.17 billion and $6.15 billion for the comparable periods in 2012. Average interest-bearing liabilities decreased $320.3 million and $324.3 million to $4.00 billion and $4.03 billion for the three and six months ended June 30, 2013, respectively, compared to $4.32 billion and $4.36 billion for the comparable periods in 2012. Our net interest margin is expected to continue to remain at lower levels until loan balances stabilize and consistent loan demand returns within our core markets.
Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased $6.2 million and $13.8 million for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. Average loans decreased $268.3 million and $303.2 million to $2.80 billion and $2.82 billion for the three and six months ended June 30, 2013, respectively, from $3.07 billion and $3.13 billion for the comparable periods in 2012. The decrease in average loans primarily reflects a substantial level of loan payoffs and principal payments and the exit of certain of our problem credit relationships. The yield on our loan portfolio decreased 45 and 46 basis points to 4.28% and 4.29% for the three and six months ended June 30, 2013, respectively, from 4.73% and 4.75% for the comparable periods in 2012. The yield on our loan portfolio continues to be adversely impacted by the lower levels of prime and LIBOR interest rates, as a significant portion of our loan portfolio is priced to these indices. Furthermore, the yield on our loan portfolio continues to be adversely impacted by the higher levels of average nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses.” Our nonaccrual loans decreased our average yield on loans by approximately 17 and 18 basis points for the three and six months ended June 30, 2013, respectively, compared to approximately 22 and 26 basis points for the comparable periods in 2012. We experienced an increase in new loan production volumes during the second quarter of 2013 and we continue to focus on loan growth initiatives to offset the impact of the decrease in nonaccrual loans, problem loans and other loan relationships in future periods.
Interest income on our investment securities, expressed on a tax-equivalent basis, decreased $1.3 million and $1.6 million for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. Average investment securities decreased $112.5 million for the three months ended June 30, 2013, as compared to the comparable period in 2012, and increased $13.9 million for the six months ended June 30, 2013, as compared to the comparable period in 2012. Our average investment securities decreased during the three months ended June 30, 2013 as a result of the sale of certain investment securities in anticipation of the expected sale of our ABS line of business during the fourth quarter of 2013. The yield earned on our investment securities portfolio decreased 12 and 13 basis points to 2.03% and 2.03% for the three and six months ended June 30, 2013, respectively, compared to 2.15% and 2.16% for the comparable periods in 2012, reflecting the market interest rate environment during the periods.
Interest income on our short-term investments increased $17,000 and $26,000 for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. Average short-term investments increased $24.7 million and $11.6 million for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. The increase in average short-term investments reflects the utilization of funds available from the decline in our loan portfolio and sales of investment securities to increase our liquidity position in anticipation of the expected sale of our ABS line of business during the fourth quarter of 2013, partially offset by a decline in average deposit balances. The yield on our short-term investments was 0.25% and 0.26% for the three and six months ended June 30, 2013, respectively, compared to 0.25% for the comparable periods in 2012, reflecting the investment of the majority of funds in our short-term investments in our correspondent bank account with the FRB, which currently earns 0.25%. The high level of short-term investments, while necessary to complete certain transactions associated with our Capital Plan and to maintain significant balance sheet liquidity in light of uncertain economic conditions, has negatively impacted our net interest margin and will negatively impact our net interest margin in future periods until we have the opportunity to further reduce our short-term investments through deployment of such funds into other higher-yielding assets.

Interest expense on our interest-bearing deposits decreased $1.7 million and $3.6 million for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. Average total deposits decreased $293.3 million and $285.0 million to $4.81 billion and $4.82 billion for the three and six months ended June 30, 2013, respectively, from $5.10 billion and $5.11 billion for the comparable periods in 2012. Average interest-bearing deposits decreased $317.6 million and $317.1 million for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. The decrease in average interest-bearing deposits primarily reflects anticipated reductions of higher rate certificates of deposit and promotional money market deposits, partially offset by organic growth in demand deposits through deposit development programs, including marketing campaigns and enhanced product and service offerings. The mix in our deposit portfolio volumes for the three and six months ended June 30, 2013, as compared to the comparable periods in 2012, primarily reflects a shift from time deposits and savings and money market deposits to interest-bearing and noninterest-bearing demand deposits. Decreases in our average time deposits, and savings and money market deposits of $259.4 million and $92.0 million, respectively, for the six months ended June 30, 2013, as compared to the comparable period in 2012, were partially offset by increases in average interest-bearing and noninterest-bearing demand deposits of $34.3 million and $32.1 million, respectively, for the six months ended June 30, 2013, as compared to the comparable period in 2012. The aggregate weighted average rate paid on our interest-bearing deposit portfolio decreased 15 and 16 basis points to 0.25% and 0.26% for the three and six months ended June 30, 2013, respectively, from 0.40% and 0.42% for the comparable periods in 2012, reflecting the re-pricing of certificate of deposit accounts to current market interest rates upon maturity and our efforts to reduce deposit costs across our deposit portfolio, in particular promotional money market deposits. The weighted average rate paid on our time deposit portfolio declined to 0.55% and 0.58% for the three and six months ended June 30, 2013, respectively, from 0.84% and 0.87% for the comparable periods in 2012; the weighted average rate paid on our savings and money market deposit portfolio declined to 0.14% for the three and six months ended June 30, 2013, from 0.20% and 0.21%, respectively, for the comparable periods in 2012; and the weighted average rate paid on our interest-bearing demand deposits declined to 0.05% for the three and six months ended June 30, 2013, from 0.07% for the comparable periods in 2012.
Interest expense on our other borrowings decreased $35,000 and $53,000 for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. Average other borrowings decreased $2.8 million and $7.3 million for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. Average other borrowings were comprised solely of daily repurchase agreements utilized by our commercial deposit customers as an alternative deposit product in connection with cash management activities. The aggregate weighted average rate paid on our other borrowings decreased 40 and 30 basis points for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. Interest expense on other borrowings also reflects the timing of interest accruals associated with uncertain tax positions.
Interest expense on our junior subordinated debentures increased $50,000 and $40,000 for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. Average junior subordinated debentures were $354.2 million for the three and six months ended June 30, 2013, compared to $354.1 million for the comparable periods in 2012. The aggregate weighted average rate paid on our junior subordinated debentures increased to 4.23% and 4.22% for the three and six months ended June 30, 2013, respectively, from 4.18% and 4.19% for the comparable periods in 2012. The aggregate weighted average rates reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures of $674,000 and $1.3 million for the three and six months ended June 30, 2013, respectively, compared to $486,000 and $926,000 for the comparable periods in 2012, as further discussed in Note 9 to our consolidated financial statements. The additional interest expense accrued on the regularly scheduled deferred interest payments increased the weighted average rate paid on our junior subordinated debentures by approximately 76 and 74 basis points for the three and six months ended June 30, 2013, respectively, compared to 55 and 53 basis points for the comparable periods in 2012. The increase in additional interest expense accrued on the regularly scheduled deferred interest payments was partially offset by a decline in LIBOR rates, as approximately 79.4% of our junior subordinated debentures are variable rate.
Rate / Volume. The following table indicates, on a tax-equivalent basis, the changes in interest income and interest expense on a continuing basis that are attributable to changes in average volume and changes in average rates, for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:
	Three Months Ended June 30, 2013 Compared to 2012			Six Months Ended June 30, 2013 Compared to 2012
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(dollars expressed in thousands)
Interest earned on:
Loans (1) (2) (3)	$(2,982)	(3,244)	(6,226)	(6,893)	(6,882)	(13,775)
Investment securities (3)	(607)	(699)	(1,306)	101	(1,737)	(1,636)
FRB and FHLB stock	13	71	84	23	27	50
Short-term investments	17	—	17	12	14	26
Total interest income	(3,559)	(3,872)	(7,431)	(6,757)	(8,578)	(15,335)
Interest paid on:
Interest-bearing demand deposits	4	(34)	(30)	10	(73)	(63)
Savings and money market deposits	(42)	(271)	(313)	(91)	(642)	(733)
Time deposits	(456)	(856)	(1,312)	(1,007)	(1,829)	(2,836)
Other borrowings	(1)	(34)	(35)	(7)	(46)	(53)
Subordinated debentures	1	49	50	1	39	40
Total interest expense	(494)	(1,146)	(1,640)	(1,094)	(2,551)	(3,645)
Net interest income	$(3,065)	(2,726)	(5,791)	(5,663)	(6,027)	(11,690)
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
Net interest income, expressed on a tax-equivalent basis, decreased $5.8 million and $11.7 million for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012, and reflects decreases due to volume of $3.1 million and $5.7 million, respectively, and decreases due to rate of $2.7 million and $6.0 million, respectively. The decrease in net interest income, expressed on a tax-equivalent basis, for the six months ended June 30, 2013, as compared to the comparable period in 2012, due to volume was primarily driven by a decrease in the volume of loans, partially offset by a decrease in the volume of interest-bearing deposits. The decrease in loans is further discussed under “—Loans and Allowance for Loan Losses.” The decrease in net interest income, expressed on a tax-equivalent basis, due to rate was primarily driven by a decrease in our loan and investment securities yields, reflective of overall market conditions and competition during these periods, partially offset by a decline in the cost of our interest-bearing deposits.
Provision for Loan Losses. We did not record a provision for loan losses for the three and six months ended June 30, 2013. We recorded a provision for loan losses of zero and $2.0 million for the three and six months ended June 30, 2012, respectively. The decrease in the provision for loan losses for the six months ended June 30, 2013, as compared to the comparable period in 2012, was primarily driven by the continued decrease in our overall level of nonaccrual loans and potential problem loans, a decrease in net loan charge-offs and less severe asset migration to classified asset categories during the first six months of 2013 than the migration levels experienced during the first six months of 2012, as further discussed under “—Loans and Allowance for Loan Losses.”
Our nonaccrual loans were $89.0 million at June 30, 2013, compared to $102.2 million at March 31, 2013, $109.9 million at December 31, 2012 and $150.4 million at June 30, 2012, reflecting a 40.8% decrease in nonaccrual loans year-over-year. The decrease in the overall level of nonaccrual loans was primarily driven by resolution of certain nonaccrual loans, gross loan charge-offs, and transfers to other real estate and repossessed assets exceeding net additions to nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses,” and reflects our continued progress with respect to the implementation of our asset quality improvement initiatives, designed to reduce the overall balance of nonaccrual and other potential problem loans and assets.
Our net loan charge-offs decreased to $2.5 million and $6.0 million for the three and six months ended June 30, 2013, respectively, from $10.1 million and $19.5 million for the comparable periods in 2012. Our annualized net loan charge-offs were 0.36% and 0.43% of average loans for the three and six months ended June 30, 2013, respectively, compared to 1.33% and 1.25% of average loans for the comparable periods in 2012. Loan charge-offs were $6.9 million and $13.8 million for the three and six months ended June 30, 2013, respectively, compared to $17.9 million and $34.4 million for the comparable periods in 2012, and loan recoveries were $4.3 million and $7.8 million for the three and six months ended June 30, 2013, respectively, compared to $7.8 million and $14.9 million for the comparable periods in 2012.
Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”
Noninterest Income. Noninterest income increased $3.1 million and $1.5 million to $18.9 million and $34.3 million for the three and six months ended June 30, 2013, respectively, from $15.9 million and $32.9 million for the comparable periods in 2012. The increase in our noninterest income was primarily attributable to increases in the fair value of servicing rights and other income, primarily reflecting increased net gains on sales of other real estate and repossessed assets, partially offset by lower service charges on deposit accounts and customer service fees, and lower gains on loans sold and held for sale. The following table summarizes noninterest income for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2013	2012	Amount	%	2013	2012	Amount	%
	(dollars expressed in thousands)
Noninterest income:
Service charges on deposit accounts and customer service fees	$8,607	9,200	(593)	(6.4)%	$16,921	17,975	(1,054)	(5.9)%
Gain on loans sold and held for sale	1,572	3,595	(2,023)	(56.3)	3,125	5,983	(2,858)	(47.8)
Net gain (loss) on investment securities	345	(5)	350	NM	(71)	517	(588)	(113.7)
Increase (decrease) in fair value of servicing rights	470	(1,981)	2,451	123.7	624	(2,191)	2,815	128.5
Loan servicing fees	1,776	1,910	(134)	(7.0)	3,493	3,918	(425)	(10.8)
Other	6,173	3,136	3,037	96.8	10,246	6,677	3,569	53.5
Total noninterest income	$18,943	15,855	3,088	19.5	$34,338	32,879	1,459	4.4
Service charges on deposit accounts and customer service fees decreased $593,000 and $1.1 million for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012, primarily reflecting reduced non-sufficient funds and returned check fee income on retail and commercial accounts coupled with changes in our deposit mix and certain product modifications designed to enhance overall product offerings to our customer base during these periods.
Gains on residential mortgage loans sold and held for sale decreased $2.0 million and $2.9 million for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. The decrease was primarily attributable to a decline in loan production volume in our mortgage banking division as new interest rate lock commitments decreased to $102.3 million and $200.5 million for the three and six months ended June 30, 2013, respectively, as compared to $155.1 million and $288.0 million for the comparable periods in 2012.
We recorded net gains (losses) on investment securities of $345,000 and $(71,000) for the three and six months ended June 30, 2013, respectively, as compared to $(5,000) and $517,000 for the comparable periods in 2012. The net gain on investment securities for the second quarter of 2013 was attributable to the sale of certain investment securities in anticipation of the expected sale of our ABS line of business during the fourth quarter of 2013, as more fully described in Note 2 to our consolidated financial statements. We recorded other-than-temporary impairment of $407,000 during the first quarter of 2013 on a single municipal investment security classified as held-to-maturity. Proceeds from sales of available-for-sale investment securities were $52.1 million and $118.6 million for the three and six months ended June 30, 2013, respectively, as compared to $153.2 million and $207.6 million for the comparable periods in 2012.
Net gains (losses) associated with changes in the fair value of mortgage and SBA servicing rights increased to $470,000 and $624,000 for the three and six months ended June 30, 2013, respectively, from $(2.0) million and $(2.2) million for the comparable periods in 2012. The changes in the fair value of mortgage and SBA servicing rights during the periods primarily reflect changes in mortgage interest rates and the related changes in estimated prepayment speeds, as well as changes in cash flow assumptions underlying SBA loans serviced for others.
Loan servicing fees decreased $134,000 and $425,000 for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. Loan servicing fees are primarily comprised of fee income generated from the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans originated to small business concerns, in addition to unused commitment fees received from lending customers. The level of such fees is primarily impacted by the balance of loans serviced and interest shortfall on serviced residential mortgage loans. Interest shortfall represents the difference between the interest collected from a loan servicing customer upon prepayment of the loan and the full month of interest that is required to be remitted to the security owner. The decrease in the level of loan servicing fees was associated with declining volumes of SBA loans serviced for others in addition to unused commitment fees associated with declining loan and unused commitment amounts.
Other income increased $3.0 million and $3.6 million for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. The increase in other income primarily reflects the following:

•
Net gains on sales of other real estate and repossessed assets of $3.7 million and $4.0 million for the three and six months ended June 30, 2013, respectively, including a gain of $2.7 million on the sale of a single property in the second quarter of 2013, as compared to net gains on sales of other real estate and repossessed assets of $356,000 and $283,000 for the comparable periods in 2012; and

•	Income of $1.2 million recognized on the call of an SBA loan securitization in the first quarter of 2013; partially offset by

•	The receipt of a litigation settlement of $561,000 in the first quarter of 2012; and

•	A gain on the sale of a CRA investment of $402,000 in the first quarter of 2012.
Noninterest Expense. Noninterest expense decreased $5.7 million and $11.2 million to $44.1 million and $88.2 million for the three and six months ended June 30, 2013, respectively, from $49.9 million and $99.4 million for the comparable periods in 2012. The decrease in our noninterest expense was primarily attributable to a lower level of expenses associated with our nonperforming assets and potential problem loans, decreased FDIC insurance expense and the implementation of certain measures intended to improve efficiency through the reduction of operating expenses, partially offset by an increase in salaries and employee benefits expenses. The following table summarizes noninterest expense for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2013	2012	Amount	%	2013	2012	Amount	%
	(dollars expressed in thousands)
Noninterest expense:
Salaries and employee benefits	$19,645	18,500	1,145	6.2%	$39,196	37,568	1,628	4.3%
Occupancy, net of rental income, and furniture and equipment	8,473	8,147	326	4.0	16,890	15,673	1,217	7.8
Postage, printing and supplies	711	611	100	16.4	1,339	1,345	(6)	(0.4)
Information technology fees	5,270	5,865	(595)	(10.1)	10,555	11,911	(1,356)	(11.4)
Legal, examination and professional fees	1,497	2,929	(1,432)	(48.9)	3,160	5,446	(2,286)	(42.0)
Advertising and business development	584	435	149	34.3	1,016	970	46	4.7
FDIC insurance	1,838	3,075	(1,237)	(40.2)	3,720	6,305	(2,585)	(41.0)
Write-downs and expenses on other real estate and repossessed assets	1,259	4,732	(3,473)	(73.4)	2,770	8,282	(5,512)	(66.6)
Other	4,866	5,571	(705)	(12.7)	9,544	11,859	(2,315)	(19.5)
Total noninterest expense	$44,143	49,865	(5,722)	(11.5)	$88,190	99,359	(11,169)	(11.2)
Salaries and employee benefits expense increased $1.1 million and $1.6 million for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. The overall increase in salaries and employee benefits expense reflects normal compensation increases and an increase in severance expense associated with certain initiatives in our Capital Plan, partially offset by a decline year-over-year in the overall level of our full-time equivalent employees, or FTEs. Our FTEs, excluding discontinued operations, were 1,146 at June 30, 2013, compared to 1,140 at December 31, 2012 and 1,163 at June 30, 2012, representing an increase of 0.5% and a decrease of 1.5%, respectively.
Occupancy, net of rental income, and furniture and equipment expense increased $326,000 and $1.2 million for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. The increase primarily resulted from a $787,000 decrease in rent expense during the first quarter of 2012 associated with the transfer of a lease obligation to an unaffiliated third party and the related reversal of the corresponding straight-line rent liability, in addition to accruals for future lease obligations associated with certain branch closures during the first six months of 2013.
Information technology fees decreased $595,000 and $1.4 million for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and related fee reductions with First Services, L.P. As more fully described in Note 16 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending, trust and small business lending divisions as well as our payroll processing department.
Legal, examination and professional fees decreased $1.4 million and $2.3 million for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. The decrease in legal, examination and professional fees reflects a decline in legal expenses associated with loan collection activities, divestiture activities and litigation matters in comparison to the level of such expenses during the first six months of 2012. Despite the decline in legal fees, we anticipate legal, examination and professional fees will remain at higher-than-historical levels during 2013, primarily as a result of elevated levels of legal and professional fees associated with ongoing collection efforts on commercial and consumer problem loans, ongoing matters associated with our Capital Plan, and certain litigation matters.
FDIC insurance expense decreased $1.2 million and $2.6 million for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. The decrease in FDIC insurance expense is reflective of a reduction in our assessment rate, effective October 2, 2012, in addition to reduced deposit levels and total assets during the first six months of 2013, as compared to the comparable period in 2012.

Write-downs and expenses on other real estate and repossessed assets decreased $3.5 million and $5.5 million for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. Write-downs related to the re-valuation of certain other real estate properties and repossessed assets decreased $3.6 million and $5.4 million to $551,000 and $809,000 for the three and six months ended June 30, 2013, respectively, from $4.1 million and $6.3 million for the comparable periods in 2012. Other real estate and repossessed asset expenses, exclusive of write-downs, such as taxes, insurance, and repairs and maintenance, were $708,000 and $2.0 million for the three and six months ended June 30, 2013, respectively as compared to $617,000 and $2.0 million for the comparable periods in 2012. The balance of our other real estate and repossessed assets declined to $78.2 million at June 30, 2013, from $89.0 million, $92.0 million and $109.0 million at March 31, 2013, December 31, 2012 and June 30, 2012, respectively. The overall higher-than-historical level of expenses on other real estate and repossessed assets is associated with ongoing foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties, as well as other property preservation related expenses. Although we continue to reduce the overall number and balance of other real estate properties and repossessed assets, we expect the level of write-downs and expenses on our other real estate and repossessed assets to continue to remain at elevated levels in the near term as a result of the high level of our other real estate and repossessed assets and the expected future transfer of certain of our nonaccrual loans into our other real estate portfolio.
Other expense decreased $705,000 and $2.3 million for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, loan expenses, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes, travel, meals and entertainment, overdraft losses and other nonrecurring expenses. The decrease in the overall level of other expense is reflective of the following:

•	Profit improvement initiatives and management's efforts to reduce overall expense levels;

•	Accruals and cash payments associated with certain litigation and other matters of $343,000 and $753,000 for the three and six months ended June 30, 2012;

•
Amortization expense and losses associated with CRA investments of $162,000 and $325,000 for the three and six months ended June 30, 2013, respectively, as compared to $162,000 and $846,000 (including a $500,000 valuation allowance on a CRA investment) for the comparable periods in 2012; and

•
Accruals and cash payments associated with repurchase losses in our Mortgage Division, resulting in expense of $427,000 and $852,000 for the three and six months ended June 30, 2013, respectively, as compared to $650,000 and $1.2 million for the comparable periods in 2012. We have sold significant amounts of residential mortgage loans directly to government-sponsored enterprises, Fannie Mae (FNMA) and Freddie Mac (FHLMC) (collectively, the GSEs), and to investors other than GSEs, as whole loans. In connection with these sales, we make or have made various representations and warranties, breaches of which may result in a requirement that we repurchase the mortgage loans, or otherwise make whole or provide other remedies to the counterparties. We have recorded an estimated liability related to possible mortgage repurchase losses of $2.3 million and $2.0 million as of June 30, 2013 and December 31, 2012, respectively. Our estimated liability for possible loss is based on then-currently available information and is dependent on various factors, including our historical claims and settlement experience, projections of future defaults, and significant judgment and assumptions that are subject to change. As such, the future possible loss related to our representations and warranties may materially change in the future based on factors beyond our control or if actual experiences are different from our assumptions, including, without limitation, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the estimated liability and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. If future representations and warranties losses occur in excess of our recorded liability and estimated range of possible loss, such losses could have a material adverse effect on our cash flows, financial condition and results of operations; partially offset by

•	The write-down of a former branch facility of $150,000 during the first quarter of 2012.
(Benefit) Provision for Income Taxes. We recorded a benefit for income taxes of $345,000 for the three months ended June 30, 2013, compared to a provision for income taxes of $20,000 for the six months ended June 30, 2013. We recorded a provision for income taxes of $121,000 and $216,000 for the three and six months ended June 30, 2012, respectively. The provision (benefit) for income taxes during the three and six months ended June 30, 2013 and 2012 reflects the establishment of a full deferred tax asset valuation allowance during 2008 and the resulting inability to record tax benefits on our net loss in 2011 due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not presently “more likely than not,” as further described in Note 13 to our consolidated financial statements. The deferred tax asset valuation allowance was primarily established as a result of our three-year cumulative operating loss for the years ended December 31, 2008, 2007 and 2006, after considering all available objective evidence and potential tax planning strategies related to the amount of the deferred tax assets that are “more likely than not” to be realized. The benefit for income taxes of $345,000 for the second quarter of 2013 reflects various state income tax adjustments. Effective January 1, 2013, an increase in the blended state tax rate was applied to the deferred state tax assets and liabilities which resulted in an increase to the net state deferred tax liabilities during the first quarter of 2013. A state income tax provision of $451,000, net of the federal benefit of $158,000, representing the effect of the change, was recognized in income from continuing operations during the first quarter of 2013.
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
After analysis of all available positive and negative evidence, we believe it is reasonably possible to reverse a portion, or all, of our deferred tax asset valuation allowance in the future. Historical and forecasted positive evidence includes: pre-tax operating income for the six months ended June 30, 2013 and year ended December 31, 2012; forecasted cumulative pre-tax operating income for the three years ending December 31, 2013; continued improvement in asset quality metrics; and certain other relevant factors. Any determination to reverse a portion, or all, of our deferred tax asset valuation allowance would be subject to ongoing evaluation and discussions with our advisors and subject to changes in circumstances and then-current available information.
Loss from Discontinued Operations, Net of Tax. We recorded a loss from discontinued operations, net of tax, of $3.3 million and $5.4 million for the three and six months ended June 30, 2013, respectively, compared to a loss from discontinued operations, net of tax, of $2.3 million and $4.6 million for the comparable periods in 2012. The loss from discontinued operations, net of tax, for the three and six months ended June 30, 2013 and 2012 is reflective of the following:

•
A gain of $394,000 during the second quarter of 2013 associated with the sale of eight of our retail branches in our Northern Florida Region on April 19, 2013, after the write-off of goodwill of $700,000 allocated to the Northern Florida Region;

•
A loss of $2.3 million during the second quarter of 2013 related to the closure of three retail branches in our Northern Florida Region on April 5, 2013 that was attributable to continuing obligations under facility leasing arrangements; and

•	Other income (loss) from all discontinued operations during the respective periods, as further described in Note 2 to our consolidated financial statements.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiary. Net income attributable to noncontrolling interest in subsidiary was $105,000 and $151,000 for the three and six months ended June 30, 2013, respectively, compared to net losses attributable to noncontrolling interest in subsidiary of $385,000 and $445,000 for the comparable periods in 2012, and was comprised of the noncontrolling interest in the net income (losses) of FB Holdings. The net income attributable to noncontrolling interest in subsidiary for the three and six months ended June 30, 2013, as compared to the net losses for the comparable periods in 2012, is primarily reflective of reduced expenses and write-downs on other real estate properties associated with the reduction of loans and other real estate balances held in FB Holdings. Noncontrolling interest in subsidiary is more fully described in Note 1 and Note 16 to our consolidated financial statements.
FINANCIAL CONDITION
Total assets decreased $292.2 million to $6.22 billion at June 30, 2013, from $6.51 billion at December 31, 2012. The decrease in our total assets was attributable to decreases in our cash and cash equivalents, investment securities portfolio, loan portfolio, bank premises and equipment, goodwill, deferred income taxes, and other real estate and repossessed assets; partially offset by an increase in assets of discontinued operations.
Cash and cash equivalents, which are comprised of cash and short-term investments, decreased $3.3 million to $515.5 million at June 30, 2013, from $518.8 million at December 31, 2012. The majority of funds in our short-term investments were maintained in our correspondent bank account with the FRB, as further discussed under “—Liquidity Management.” The decrease in our cash and cash equivalents was primarily attributable to the following:

•	A decrease in deposits of $120.0 million, exclusive of the reclassification of $550.6 million of deposits associated with our ABS line of business to liabilities of discontinued operations; and

•	The sale of eight of our Northern Florida retail branches on April 19, 2013, resulting in a cash outflow of $114.5 million; partially offset by:

•	A net decrease in our investment securities portfolio of $121.4 million, excluding the fair value adjustment on available-for-sale investment securities;

•
A decrease in loans of $70.0 million, exclusive of loan charge-offs, transfers of loans to other real estate and repossessed assets, and the reclassification of $20.8 million of loans associated with our ABS line of business to assets of discontinued operations;

•	Recoveries of loans previously charged off of $7.8 million;

•	Proceeds from the sales of other real estate and repossessed assets of $20.5 million;

•	A net increase in our other borrowings of $9.2 million, consisting of changes in our daily repurchase agreements utilized by customers as an alternative deposit product; and

•	Cash generated by operating earnings.
Investment securities decreased $170.6 million to $2.50 billion at June 30, 2013, from $2.68 billion at December 31, 2012. The decrease primarily reflects the sale of available-for-sale investment securities in anticipation of the expected sale of our ABS line of business during the fourth quarter of 2013, which is expected to result in a cash outflow of approximately $480.0 million. The decrease also reflects a decrease in the fair value adjustment of approximately $34.2 million on our available-for-sale investment securities resulting from an increase in market interest rates during the period in addition to net amortization. During the first quarter of 2013, we also reclassified certain of our available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $242.5 million in aggregate, as further described in Note 3 to our consolidated financial statements and under “— Liquidity Management.”
Loans, net of net deferred loan costs (fees), or total loans, decreased $109.8 million to $2.82 billion at June 30, 2013, from $2.93 billion at December 31, 2012. The decrease reflects the reclassification of $20.8 million of loans associated with our ABS line of business to assets of discontinued operations at June 30, 2013, as further discussed in Note 2 to our consolidated financial statements, gross loan charge-offs of $13.8 million, transfers of loans to other real estate and repossessed assets of $5.2 million, overall continued low loan demand within our markets, and other net loan activity of $70.0 million, including principal repayments and/or payoffs on nonperforming, potential problem and other loans as well as loan runoff in problem loans and loans in markets we previously exited, as further discussed under “— Loans and Allowance for Loan Losses.”
Bank premises and equipment, net of depreciation and amortization, decreased $1.2 million to $126.3 million at June 30, 2013, from $127.5 million at December 31, 2012. The decrease is primarily attributable to depreciation and amortization of $5.8 million, partially offset by net purchases of premises and equipment of $3.3 million.
Goodwill decreased $18.0 million to $107.3 million at June 30, 2013, from $125.3 million at December 31, 2012. The decrease reflects the allocation of $18.0 million of goodwill associated with our ABS line of business to assets of discontinued operations at June 30, 2013.
Other real estate and repossessed assets decreased $13.8 million to $78.2 million at June 30, 2013, from $92.0 million at December 31, 2012. The decrease in other real estate and repossessed assets was primarily attributable to the sale of other real estate properties and repossessed assets with a carrying value of $17.5 million at a net gain of $4.0 million, and write-downs of other real estate properties and repossessed assets of $809,000 primarily attributable to declining real estate values on certain properties. These decreases were partially offset by foreclosures and additions to other real estate and repossessed assets aggregating $5.2 million, as further discussed under “— Loans and Allowance for Loan Losses.”
Deferred income tax assets decreased $12.7 million to $16.3 million at June 30, 2013, from $29.0 million at December 31, 2012. The decrease primarily resulted from a decrease in deferred tax liabilities associated with the corresponding decrease in the fair value adjustment on our available-for-sale investment securities, as further discussed below, and a corresponding increase in the deferred tax asset valuation allowance.
Assets and liabilities of discontinued operations were $39.0 million and $550.7 million, respectively, at June 30, 2013 and represent the assets and liabilities of our ABS line of business expected to be sold during the fourth quarter of 2013. Assets and liabilities of discontinued operations were $6.7 million and $155.7 million, respectively, at December 31, 2012, and represent the assets and liabilities associated with our three Northern Florida Region branches closed on April 5, 2013 and our eight Northern Florida Region branches sold on April 19, 2013. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.
Deposits decreased $670.6 million to $4.82 billion at June 30, 2013, from $5.49 billion at December 31, 2012. The decrease reflects the reclassification of $550.6 million of deposits associated with our ABS line of business to liabilities of discontinued operations at June 30, 2013, as further discussed in Note 2 to our consolidated financial statements. Exclusive of this transaction, total deposits decreased $120.0 million, which was primarily attributable to reductions of higher rate certificates of deposit and a decrease in demand deposits attributable to seasonal fluctuations, partially offset by an increase in savings and money market deposits. Time deposits and demand deposits decreased $126.6 million and $23.3 million, respectively, and savings and money market deposits increased $29.9 million.
Other borrowings, which are comprised of daily securities sold under agreements to repurchase (in connection with cash management activities of our commercial deposit customers), increased $9.2 million to $35.2 million at June 30, 2013, from $26.0 million at December 31, 2012, reflecting changes in customer balances associated with this product segment.
Deferred income tax liabilities decreased $12.4 million to $23.8 million at June 30, 2013, from $36.2 million at December 31, 2012. The decrease primarily resulted from a decrease in deferred tax liabilities associated with the corresponding decrease in the fair value adjustment of our available-for-sale investment securities as a result of an increase in market interest rates during the six months ended June 30, 2013.
Accrued expenses and other liabilities increased $15.7 million to $160.0 million at June 30, 2013, from $144.3 million at December 31, 2012. The increase was primarily attributable to an increase of $9.8 million in dividends payable on our Class C Fixed Rate Cumulative Perpetual Preferred Stock, or Class C Preferred Stock, and our Class D Fixed Rate Cumulative Perpetual Preferred Stock, or Class D Preferred Stock, to $71.8 million at June 30, 2013, and an increase of $7.4 million in accrued interest payable on our junior subordinated debentures to $55.2 million at June 30, 2013, as further discussed in Notes 9 and 10 to our consolidated financial statements.
Stockholders' equity, including noncontrolling interest in subsidiary, decreased $29.2 million to $270.8 million at June 30, 2013, from $300.0 million at December 31, 2012. The decrease reflects a decrease in accumulated other comprehensive income of $35.6 million associated with a decrease in unrealized gains on available-for-sale investment securities, resulting from the increase in market interest rates experienced during the second quarter, and dividends declared of $9.8 million, partially offset by net income, including discontinued operations, of $16.2 million.
Loans and Allowance for Loan Losses
Loan Portfolio Composition. Total loans represented 45.4% of our assets as of June 30, 2013, compared to 45.0% of our assets at December 31, 2012. Total loans decreased $109.8 million to $2.82 billion at June 30, 2013 from $2.93 billion at December 31, 2012. The following table summarizes the composition of our loan portfolio by category at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Commercial, financial and agricultural	$593,403	610,301
Real estate construction and development	167,269	174,979
Real estate mortgage:
One-to-four-family residential	931,986	986,767
Multi-family residential	101,351	103,684
Commercial real estate	963,480	969,680
Consumer and installment	18,159	19,262
Loans held for sale	45,239	66,133
Net deferred loan costs (fees)	62	(59)
Total loans	$2,820,949	2,930,747
The following table summarizes the composition of our loan portfolio by geographic region and/or business segment at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Mortgage Division	$538,839	582,021
Florida	62,339	65,582
Northern California	376,094	383,519
Southern California	907,238	922,191
Chicago	104,089	122,508
Missouri	527,852	528,168
Texas	32,255	41,951
Northern and Southern Illinois	211,475	212,177
Other	60,768	72,630
Total	$2,820,949	2,930,747
The net decrease in our loan portfolio during the first six months of 2013 primarily reflects the following:

•
A decrease of $16.9 million, or 2.8%, in our commercial, financial and agricultural portfolio, primarily attributable to the reclassification of $20.7 million of such loans associated with our ABS line of business to assets of discontinued operations at June 30, 2013; partially offset by new loan production within this portfolio segment;

•
A decrease of $7.7 million, or 4.4%, in our real estate construction and development portfolio, primarily attributable to our continued efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment. The following table summarizes the composition of our real estate construction and development portfolio by region as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Northern California	$29,788	30,388
Southern California	98,261	88,893
Chicago	10,590	21,024
Missouri	6,633	9,791
Texas	8,740	9,927
Florida	435	378
Northern and Southern Illinois	6,649	8,260
Other	6,173	6,318
Total	$167,269	174,979
We have reduced our exposure to our real estate construction and development portfolio over the past several years due primarily to weak economic conditions and declines in real estate values in certain of our market areas which resulted in higher levels of charge-offs and foreclosures during these periods. Of the remaining portfolio balance of $167.3 million, $28.3 million, or 16.9%, of these loans were on nonaccrual status as of June 30, 2013, including an $18.1 million loan in our Northern California region, and $79.2 million, or 47.3%, of these loans were considered potential problem loans, including a $66.4 million loan relationship in our Southern California region, as further discussed below;

•
A decrease of $54.8 million, or 5.6%, in our one-to-four-family residential real estate loan portfolio primarily attributable to gross loan charge-offs of $8.7 million, transfers to other real estate of $4.2 million and principal payments; partially offset by new loan production. The following table summarizes the composition of our one-to-four-family residential real estate loan portfolio as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(dollars expressed in thousands)
One-to-four-family residential real estate:
Bank portfolio	$101,080	122,338
Mortgage Division portfolio, excluding Florida	409,875	427,759
Florida Mortgage Division portfolio	77,929	82,212
Home equity portfolio	343,102	354,458
Total	$931,986	986,767
Our Bank portfolio consists of mortgage loans originated to customers from our retail branch banking network. The decrease in this portfolio of $21.3 million, or 17.4%, during the first six months of 2013 is primarily attributable to principal payments resulting from loan refinancings in the ongoing low, but recently increasing, mortgage interest rate environment. As of June 30, 2013, approximately $6.8 million, or 6.7%, of this portfolio is considered impaired, consisting of nonaccrual loans of $6.1 million and performing troubled debt restructurings, or performing TDRs, of $705,000.
Our Mortgage Division portfolio, excluding Florida, consists of both prime mortgage loans and Alt A and sub-prime mortgage loans that were originated prior to our discontinuation of Alt A and sub-prime loan products in 2007. The decrease in this portfolio of $17.9 million, or 4.2%, during the first six months of 2013 is primarily attributable to principal payments, gross loan charge-offs of $4.6 million and transfers to other real estate, partially offset by the addition of approximately $29.7 million of new loan production into this portfolio, consisting of jumbo adjustable rate and 10 and 15-year fixed rate mortgages. As of June 30, 2013, approximately $84.0 million, or 20.5%, of this portfolio is considered impaired, consisting of nonaccrual loans of $16.7 million and performing TDRs of $67.3 million, including loans modified in the Home Affordable Modification Program, or HAMP, of $61.6 million.
Our Florida Mortgage Division portfolio, the majority of which was acquired in November 2007 through our acquisition of Coast Bank, consists primarily of prime mortgage loans and Alt A mortgage loans. The decrease in this portfolio of $4.3 million, or 5.2%, is primarily attributable to principal payments, gross loan charge-offs of $1.1 million and transfers to other real estate. As of June 30, 2013, approximately $11.4 million, or 14.6%, of this portfolio is considered impaired, consisting of performing TDRs of $8.7 million, including loans modified in HAMP of $6.6 million, and nonaccrual loans of $2.7 million. Our Mortgage Division portfolio, excluding Florida, and our Florida Mortgage Division portfolio are collectively defined as our Mortgage Division portfolio unless otherwise noted.
Our home equity portfolio consists of loans originated to customers from our retail branch banking network. The decrease in this portfolio of $11.4 million, or 3.2%, during the first six months of 2013 is primarily attributable to principal payments, gross loan charge-offs of $2.0 million and ordinary and seasonal fluctuations experienced within this loan product type. As of June 30, 2013, approximately $5.9 million, or 1.7%, of this portfolio is on nonaccrual status;

•
A decrease of $2.3 million, or 2.3%, in our multi-family residential real estate portfolio. As of June 30, 2013, approximately $29.5 million, or 29.2%, of this portfolio is considered impaired, consisting of nonaccrual loans of $1.4 million and performing TDRs of $28.2 million, consisting solely of one loan relationship in our Chicago region (as further described below);

•
A decrease of $6.2 million, or 0.6%, in our commercial real estate portfolio primarily attributable low loan demand within our markets and our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment, including the payoff of a $5.2 million performing TDR in the second quarter of 2013. The following table summarizes the composition of our commercial real estate portfolio by loan type as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Farmland	$17,775	17,784
Owner occupied	522,619	552,983
Non-owner occupied	423,086	398,913
Total	$963,480	969,680

•
A decrease of $1.1 million, or 5.7%, in our consumer and installment portfolio, primarily reflecting portfolio runoff and the reclassification of $326,000 of such loans associated with our ABS line of business to assets of discontinued operations at June 30, 2013; and

•
A decrease of $20.9 million, or 31.6%, in our loans held for sale portfolio primarily resulting from a decline in origination volumes and the timing of subsequent sales into the secondary mortgage market.

Nonperforming Assets. Nonperforming assets include nonaccrual loans and other real estate and repossessed assets. The following table presents the categories of nonperforming assets and certain ratios as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Nonperforming Assets:
Nonaccrual loans:
Commercial, financial and agricultural	$14,881	19,050
Real estate construction and development	28,305	32,152
One-to-four-family residential real estate:
Bank portfolio	6,051	6,910
Mortgage Division portfolio	19,377	19,780
Home equity portfolio	5,905	8,671
Multi-family residential	1,393	6,761
Commercial real estate	13,011	16,520
Consumer and installment	35	28
Total nonaccrual loans	88,958	109,872
Other real estate and repossessed assets	78,152	91,995
Total nonperforming assets	$167,110	201,867

Total loans	$2,820,949	2,930,747

Performing troubled debt restructurings	$119,651	128,917

Loans past due 90 days or more and still accruing	$886	1,090

Ratio of:
Allowance for loan losses to loans	3.04%	3.13%
Nonaccrual loans to loans	3.15	3.75
Allowance for loan losses to nonaccrual loans	96.26	83.37
Nonperforming assets to loans, other real estate and repossessed assets	5.76	6.68
Our nonperforming assets, consisting of nonaccrual loans, other real estate and repossessed assets, decreased $34.8 million, or 17.2%, to $167.1 million at June 30, 2013, from $201.9 million at December 31, 2012.
We attribute the $20.9 million, or 19.0%, net decrease in our nonaccrual loans during the first six months of 2013 to the following:

•	A decrease in nonaccrual loans of $4.2 million, or 21.9%, in our commercial, financial and agricultural portfolio;

•
A decrease in nonaccrual loans of $3.8 million, or 12.0%, in our real estate construction and development loan portfolio. Nonaccrual real estate construction and development loans at June 30, 2013 include a single loan in our Northern California region with a recorded investment of $18.1 million. Although the level of deterioration in this portfolio is slowing due in part to the decline in the total portfolio balance, as previously discussed, we continue to experience a high level of nonaccrual loans in this portfolio segment;

•
A decrease in nonaccrual loans of $4.0 million, or 11.4%, in our one-to-four-family residential real estate loan portfolio driven by gross loan charge-offs of $8.7 million, transfers to other real estate of $4.2 million and payments received, partially offset by additions to nonaccrual loans during the period;

•
A decrease in nonaccrual loans of $5.4 million, or 79.4%, in our multi-family residential loan portfolio, primarily reflecting a $2.5 million payoff on a nonperforming TDR during the second quarter of 2013; and

•
A decrease in nonaccrual loans of $3.5 million, or 21.2%, in our commercial real estate portfolio primarily driven by gross loan charge-offs of $2.6 million, transfers to other real estate of $1.1 million and payments received, partially offset by additions to nonaccrual loans during the period.

The decrease in other real estate and repossessed assets of $13.8 million, or 15.0%, during the first six months of 2013 was primarily driven by the sale of other real estate properties with an aggregate carrying value of $17.5 million at a net gain of $4.0 million and write-downs of other real estate and repossessed assets of $809,000 attributable to declining real estate values on certain properties, partially offset by foreclosures and other additions to other real estate aggregating $5.2 million. Of the $78.2 million of other real estate and repossessed assets at June 30, 2013, $8.3 million and $67.6 million consisted of properties with the most recent appraisal date being in 2013 and 2012, respectively. The remaining $2.3 million of other real estate and repossessed assets at June 30, 2013 consisted of properties with the most recent appraisal date being in 2011 and 2010 of $234,000 and $2.1 million, respectively.
The following table summarizes the composition of our nonperforming assets by region / business segment at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Mortgage Division	$21,847	22,507
Florida	3,029	2,308
Northern California	22,253	25,661
Southern California	50,586	62,130
Chicago	7,999	18,126
Missouri	32,851	36,411
Texas	7,363	9,194
Northern and Southern Illinois	11,240	13,362
Other	9,942	12,168
Total nonperforming assets	$167,110	201,867
During the first six months of 2013, we experienced a decline in nonperforming assets in all of our regions, with the exception of our Florida region. We have been successful in reducing our overall level of nonperforming assets as a result of the completion of several asset quality improvement initiatives.
As of June 30, 2013 and December 31, 2012, loans identified by management as TDRs aggregating $34.7 million and $40.0 million, respectively, were on nonaccrual status and were classified as nonperforming loans.
While we continue our efforts to reduce nonperforming and potential problem loans, we expect market conditions in certain of our geographic sectors to remain uncertain, which may continue to impact the overall level of our nonperforming and potential problem loans, loan charge-offs, provision for loan losses and other real estate and repossessed assets balances.

Performing Troubled Debt Restructurings. The following table presents the categories of performing TDRs as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Commercial, financial and agricultural	$156	—
Real estate construction and development	10,031	10,031
Real estate mortgage:
One-to-four-family residential	76,730	79,905
Multi-family residential	28,154	28,240
Commercial real estate	4,580	10,741
Total performing troubled debt restructurings	$119,651	128,917
Performing TDRs decreased $9.3 million, or 7.2%, during the first six months of 2013, primarily attributable to the payoff of a $5.2 million commercial real estate loan in our Southern California region during the second quarter of 2013. Our multi-family residential performing TDRs include a single $28.2 million loan relationship in our Chicago region that was restructured during the fourth quarter of 2012. We are closely monitoring this loan relationship, and while facts and circumstances are subject to change in the future, the borrower continues to service this obligation in accordance with the existing terms and conditions of the restructured credit agreement as of June 30, 2013.
Potential Problem Loans. As of June 30, 2013 and December 31, 2012, loans aggregating $117.7 million and $116.1 million, respectively, which were not classified as nonperforming assets or performing TDRs, were identified by management as having potential credit problems, or potential problem loans. These loans are generally defined as loans having an internally assigned grade of substandard and loans in the Mortgage Division which are 30-89 days past due. The following table presents the categories of our potential problem loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Commercial, financial and agricultural	$7,827	8,423
Real estate construction and development	79,175	81,364
Real estate mortgage:
One-to-four-family residential	5,474	11,664
Multi-family residential	554	773
Commercial real estate	24,686	13,868
Total potential problem loans	$117,716	116,092
Potential problem loans increased $1.6 million, or 1.4%, during the first six months of 2013. The increase in potential problem loans reflects the transfer of a $15.8 million commercial real estate loan in our Southern California region from special mention status to potential problem loans during the second quarter of 2013. This increase in potential problem loans is partially offset by transfers of certain potential problem loans to special mention status, transfers to nonaccrual status and payment activity. In addition to the $15.8 million commercial real estate loan included in potential problem loans at June 30, 2013, potential problem loans at June 30, 2013 also include a $66.4 million real estate construction and development credit relationship in our Southern California region. We are continuing to closely monitor this loan relationship. Based on recent valuations of the underlying collateral securing this loan relationship, we have determined that it is currently adequately secured. While facts and circumstances are subject to change in the future, the borrower continues to service this obligation in accordance with the existing terms and conditions of the credit agreement as of June 30, 2013.

The following table summarizes the composition of our potential problem loans by region / business segment at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Mortgage Division	$3,724	6,627
Florida	2,341	4,443
Northern California	1,882	860
Southern California	96,297	88,690
Chicago	709	1,835
Missouri	5,545	7,391
Texas	803	842
Northern and Southern Illinois	3,530	4,775
Other	2,885	629
Total potential problem loans	$117,716	116,092
During the first six months of 2013, we experienced a decline in potential problem loans in most of our regions, with the exception of a small increase our Northern California region and a $7.6 million increase in our Southern California region, primarily due to the addition of a $15.8 million commercial real estate loan as discussed above. Excluding this significant addition to potential problem loans during the second quarter of 2013, we have generally been successful in reducing the overall level of our potential problem loans as a result of the completion of several asset quality improvement initiatives.
Our credit risk management policies and procedures, as further described under “—Allowance for Loan Losses,” focus on identifying potential problem loans. Potential problem loans may be identified by the assigned lender, the credit administration department or the internal credit review department. Specifically, the originating loan officers have primary responsibility for monitoring and overseeing their respective credit relationships, including, but not limited to: (a) periodic reviews of financial statements; (b) periodic site visits to inspect and evaluate loan collateral; (c) ongoing communication with primary borrower representatives; and (d) appropriately monitoring and adjusting the risk rating of the respective credit relationships should ongoing conditions or circumstances associated with the relationship warrant such adjustments. In addition, in the current weakened economic environment, our credit administration department and our internal credit review department are reviewing all loans with credit exposure over certain thresholds in loan portfolio segments in which we, or other financial institutions, have experienced significant loan charge-offs, such as real estate construction and development and one-to-four-family residential real estate loans, and on loan portfolio segments that appear to be most likely to generate additional loan charge-offs in the future, such as commercial real estate. We include adversely rated credits, including potential problem loans, on our monthly loan watch list. Loans on our watch list require regular detailed loan status reports prepared by the responsible officer which are discussed in formal meetings with internal credit review and credit administration staff members that are generally conducted on a quarterly basis. The primary purpose of these meetings is to closely monitor these loan relationships and further develop, modify and oversee appropriate action plans with respect to the ultimate and timely resolution of the individual loan relationships.
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

Allowance for Loan Losses. Our allowance for loan losses decreased to $85.6 million at June 30, 2013, from $91.6 million at December 31, 2012. The decrease in our allowance for loan losses of $6.0 million during the first six months of 2013 was primarily attributable to net charge-offs of $6.0 million, in addition to the decrease in nonaccrual loans of $20.9 million and the $109.8 million decrease in the overall level of our loan portfolio.
Our allowance for loan losses as a percentage of total loans was 3.04% and 3.13% at June 30, 2013 and December 31, 2012, respectively. The decrease in the allowance for loan losses as a percentage of total loans during the first six months of 2013 was primarily attributable to the decrease in our nonaccrual loans, which generally require a higher allowance for loan losses relative to the amount of the loans than the remainder of the loan portfolio, in addition to a decrease in our historical net loan charge-off experience as a result of declining charge-off levels during the first six months of 2013 and the year ended December 31, 2012.
Our allowance for loan losses as a percentage of nonaccrual loans was 96.26% and 83.37% at June 30, 2013 and December 31, 2012, respectively. The increase in the allowance for loan losses as a percentage of nonaccrual loans during the first six months of 2013 was primarily attributable to the decrease in nonaccrual loans, a portion of which did not carry a specific allowance for loan losses as these loans had been charged down to the estimated fair value of the related collateral less estimated costs to sell.
The following table summarizes the changes in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(dollars expressed in thousands)
Allowance for loan losses, beginning of period	$88,170	130,348	91,602	137,710
Loans charged-off:
Commercial, financial and agricultural	(1,010)	(5,152)	(1,686)	(10,233)
Real estate construction and development	(166)	(3,339)	(448)	(6,423)
Real estate mortgage:
One-to-four-family residential loans:
Bank portfolio	(345)	(854)	(965)	(1,442)
Mortgage Division portfolio	(2,746)	(2,452)	(5,774)	(4,643)
Home equity portfolio	(1,247)	(1,682)	(1,988)	(2,831)
Multi-family residential loans	(159)	(237)	(162)	(1,169)
Commercial real estate loans	(1,156)	(4,037)	(2,633)	(7,390)
Consumer and installment	(42)	(194)	(98)	(269)
Total	(6,871)	(17,947)	(13,754)	(34,400)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	1,023	2,686	2,090	5,744
Real estate construction and development	1,321	2,986	1,716	3,719
Real estate mortgage:
One-to-four-family residential loans:
Bank portfolio	172	504	348	644
Mortgage Division portfolio	952	551	1,910	1,522
Home equity portfolio	164	168	261	309
Multi-family residential loans	141	32	141	43
Commercial real estate loans	522	858	1,240	2,846
Consumer and installment	39	41	79	90
Total	4,334	7,826	7,785	14,917
Net loans charged-off	(2,537)	(10,121)	(5,969)	(19,483)
Provision for loan losses	—	—	—	2,000
Allowance for loan losses, end of period	$85,633	120,227	85,633	120,227
Our net loan charge-offs were $2.5 million and $6.0 million for the three and six months ended June 30, 2013, respectively, as compared to $10.1 million and $19.5 million for the comparable periods in 2012. Our annualized net loan charge-offs as a percentage of average loans were 0.36% and 0.43% for the three and six months ended June 30, 2013, respectively, compared to 1.33% and 1.25% for the comparable periods in 2012. During the first six months of 2013, as compared to the comparable period in 2012, we experienced a decrease in net loan charge-offs in all of our loan categories, with the exception of our Mortgage Division. The decrease in our overall net loan charge-off levels for the three and six months ended June 30, 2013, as compared to the comparable periods in 2012, is primarily attributable to the following:

•
A decrease in net loan charge-offs associated with our commercial, financial and agricultural portfolio of $2.5 million and $4.9 million for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. Net loan recoveries associated with this portfolio were $13,000 and $404,000 for the three and six months ended June 30, 2013, respectively, as compared to net loan charge-offs of $2.5 million and $4.5 million for the comparable periods in 2012;

•
A decrease in net loan charge-offs associated with our real estate construction and development portfolio of $1.5 million and $4.0 million for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. Net loan recoveries associated with this portfolio were $1.2 million and $1.3 million for the three and six months ended June 30, 2013, respectively, as compared to net loan charge-offs of $353,000 and $2.7 million for the comparable periods in 2012; and

•
A decrease in net loan charge-offs associated with our commercial real estate portfolio of $2.5 million and $3.2 million for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. Net loan charge-offs associated with this portfolio were $634,000 and $1.4 million for the three and six months ended June 30, 2013, respectively, as compared to net loan charge-offs of $3.2 million and $4.5 million for the comparable periods in 2012.

The following table summarizes the composition of our net loan charge-offs (recoveries) by region / business segment for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(dollars expressed in thousands)
Mortgage Division	$1,794	1,898	3,864	3,119
Florida	(1)	(116)	1,305	995
Northern California	(15)	2,973	(102)	3,111
Southern California	196	2,141	94	2,924
Chicago	128	386	317	(65)
Missouri	639	793	720	4,600
Texas	(152)	(516)	(230)	991
Northern and Southern Illinois	380	1,585	678	1,877
Other	(432)	977	(677)	1,931
Total net loan charge-offs	$2,537	10,121	5,969	19,483
We continue to closely monitor our loan portfolio and address the ongoing challenges posed by the weakened economic environment that has directly impacted and continues to impact many of our market segments. Specifically, we continue to focus on loan portfolio segments in which we have experienced significant loan charge-offs, such as real estate construction and development and one-to-four-family residential, and on loan portfolio segments that could generate additional loan charge-offs in the future, such as commercial real estate and commercial and industrial. We consider these factors in our overall assessment of the adequacy of our allowance for loan losses.
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

The following table is a summary of the allocation for loan losses to loans by category as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Commercial, financial and agricultural	2.35%	2.22%
Real estate construction and development	6.82	8.25
Real estate mortgage:
One-to-four-family residential loans	3.78	3.94
Multi-family residential loans	4.07	4.10
Commercial real estate loans	2.14	2.07
Consumer and installment	1.61	2.08
Total	3.04	3.13
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

We are “asset-sensitive,” indicating that our assets would generally re-price with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 5.7% of net interest income, based on assets and liabilities at June 30, 2013. At June 30, 2013, we remain in an asset-sensitive position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve, as projected in our simulation model, are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with the effect of significant declines in interest rates that began in late 2007 and continued throughout 2008 and 2009 to historically low levels that remain prevalent in the current marketplace, and the overall level of our nonperforming assets, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.
We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of June 30, 2013, adjusted to account for anticipated prepayments:

	Three Months or Less	Over Three through Six Months	Over Six through Twelve Months	Over One through Five Years	Over Five Years	Total
	(dollars expressed in thousands)
Interest-earning assets:
Loans (1)	$1,452,368	177,004	253,715	797,282	140,580	2,820,949
Investment securities	91,348	89,199	171,770	1,292,243	860,155	2,504,715
FRB and FHLB stock	27,674	—	—	—	—	27,674
Short-term investments	423,139	—	—	—	—	423,139
Total interest-earning assets	$1,994,529	266,203	425,485	2,089,525	1,000,735	5,776,477
Interest-bearing liabilities:
Interest-bearing demand deposits	$235,536	146,414	95,487	70,024	89,121	636,582
Money market deposits	1,604,490	—	—	—	—	1,604,490
Savings deposits	49,030	40,378	34,610	49,030	115,365	288,413
Time deposits	295,922	266,339	272,203	259,402	89	1,093,955
Other borrowings	35,228	—	—	—	—	35,228
Subordinated debentures	282,481	—	—	—	71,691	354,172
Total interest-bearing liabilities	$2,502,687	453,131	402,300	378,456	276,266	4,012,840
Interest-sensitivity gap:
Periodic	$(508,158)	(186,928)	23,185	1,711,069	724,469	1,763,637
Cumulative	(508,158)	(695,086)	(671,901)	1,039,168	1,763,637
Ratio of interest-sensitive assets to interest-sensitive liabilities:
Periodic	0.80	0.59	1.06	5.52	3.62	1.44
Cumulative	0.80	0.76	0.80	1.28	1.44
____________________

(1)	Loans are presented net of net deferred loan costs (fees).
Management made certain assumptions in preparing the foregoing table. These assumptions included:

•	Loans will repay at projected repayment rates;

•	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

•	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and

•	Fixed maturity deposits will not be withdrawn prior to maturity.
A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.
We were in an overall asset-sensitive position of $1.76 billion, or 28.4% of our total assets at June 30, 2013. We were in an overall liability-sensitive position on a cumulative basis through the twelve-month time horizon of $671.9 million, or 10.8% of our total assets at June 30, 2013.
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
The derivative instruments we held as of June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013		December 31, 2012
	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure
	(dollars expressed in thousands)
Customer interest rate swap agreements	$9,871	53	12,149	115
Interest rate lock commitments	38,384	68	59,932	1,837
Forward commitments to sell mortgage-backed securities	67,600	2,478	107,700	—
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
First Bank continues to maintain a significant amount of available balance sheet liquidity to provide funds for future loan growth initiatives and in anticipation of the expected sale of our ABS line of business, which is expected to be completed during the fourth quarter of 2013 and require a cash outlay of approximately $480.0 million. Our cash and cash equivalents were $515.5 million and $518.8 million at June 30, 2013 and December 31, 2012, respectively. The majority of these funds were maintained in our correspondent bank account with the FRB. The decrease in our cash and cash equivalents of $3.3 million is further discussed under “— Financial Condition.”
Our unpledged investment securities decreased $159.1 million to $2.26 billion at June 30, 2013, from $2.42 billion at December 31, 2012, and are mostly comprised of highly liquid and readily marketable available-for-sale investment securities. The combined level of cash and cash equivalents and unpledged investment securities provided us with total available liquidity of $2.78 billion and $2.94 billion at June 30, 2013 and December 31, 2012, respectively. Our available liquidity of $2.78 billion represents 44.7% of total assets at June 30, 2013, in comparison to $2.94 billion, or 45.2% of total assets, at December 31, 2012. Our loan-to-deposit ratio increased to 58.5% at June 30, 2013 from 53.4% at December 31, 2012, primarily as a result of the reclassification of $550.6 million of deposits associated with our ABS line of business to liabilities of discontinued operations at June 30, 2013.
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
During the first six months of 2013, we reduced our aggregate funds acquired from other sources of funds by $71.4 million to $415.4 million at June 30, 2013, from $486.8 million at December 31, 2012. These other sources of funds include certificates of deposit of $100,000 or more and other borrowings, which are comprised of daily securities sold under agreements to repurchase. The decrease was attributable to a reduction in certificates of deposit of $100,000 or more of $80.6 million, partially offset by an increase in our daily repurchase agreements of $9.2 million. The reduction in certificates of deposit of $100,000 or more was primarily attributable to a planned reduction of higher rate, single-service certificate of deposit relationships. The following table presents the maturity structure of these other sources of funds at June 30, 2013:

	Certificates of Deposit of $100,000 or More	Other Borrowings	Total
	(dollars expressed in thousands)
Three months or less	$105,289	35,228	140,517
Over three months through six months	98,490	—	98,490
Over six months through twelve months	85,842	—	85,842
Over twelve months	90,571	—	90,571
Total	$380,192	35,228	415,420
In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. First Bank's borrowing capacity through its relationship with the FRB was approximately $322.7 million and $344.0 million at June 30, 2013 and December 31, 2012, respectively. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency liquidity purposes. First Bank did not have any FRB borrowings outstanding at June 30, 2013 or December 31, 2012.
First Bank also has a borrowing relationship with the FHLB. First Bank's borrowing capacity through its relationship with the FHLB was approximately $360.0 million and $363.2 million at June 30, 2013 and December 31, 2012, respectively. The borrowing relationship is secured by one-to-four-family residential, multi-family residential and commercial real estate loans. First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. First Bank did not have any FHLB advances outstanding at June 30, 2013 or December 31, 2012.
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
First Banks, Inc. First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company's liquidity position is affected by dividends received from its subsidiaries and the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the Company (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, and proceeds the Company raises through the issuance of debt and/or equity instruments, if any. The Company's unrestricted cash totaled $2.5 million and $2.7 million at June 30, 2013 and December 31, 2012, respectively.
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
Additional long-term funding is provided by our junior subordinated debentures, as further described in Note 9 to our consolidated financial statements. As of June 30, 2013, we had 13 affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. The sole assets of the statutory and business trusts are our junior subordinated debentures.
We agreed, among other things, not to pay any dividends on our common or preferred stock or make any distributions of interest or other sums on our trust preferred securities without the prior approval of the FRB, as previously discussed under “Overview —Regulatory Agreements.”
In August 2009, we announced the deferral of our regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated debentures and the related trust indentures allow us to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. Such payment default or penalty would likely have a material adverse effect on our business, financial condition and results of operations. The Company has deferred such payments for 16 quarterly periods as of June 30, 2013. During the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that ranks equally with or junior to our junior subordinated debentures. Accordingly, we also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September 2009, as further described in Note 10 to our consolidated financial statements.
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

•
First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so. As discussed above, First Bank has no outstanding borrowings at June 30, 2013, with the exception of $35.2 million of daily repurchase agreements utilized by customers as an alternative deposit product, and has substantial borrowing capacity through its relationships with the FHLB and the FRB, as previously discussed; or

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

Other Commitments and Contractual Obligations. We have entered into long-term leasing arrangements and other commitments and contractual obligations in conjunction with our ongoing operating activities. The required payments under such leasing arrangements, other commitments and contractual obligations at June 30, 2013 were as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total (1)
	(dollars expressed in thousands)
Operating leases (2)	$9,018	13,074	7,424	12,052	41,568
Certificates of deposit (3)	833,470	226,034	34,362	89	1,093,955
Other borrowings	35,228	—	—	—	35,228
Subordinated debentures (4)	—	—	—	354,172	354,172
Preferred stock issued under the CPP (4) (5)	—	—	—	310,170	310,170
Other contractual obligations	388	7	—	—	395
Total	$878,104	239,115	41,786	676,483	1,835,488
____________________

(1)
Amounts exclude ASC Topic 740 unrecognized tax liabilities of $836,000 and related accrued interest expense of $121,000 for which the timing of payment of such liabilities cannot be reasonably estimated as of June 30, 2013.

(2)	Amounts exclude the related accrued interest expense on certificates of deposit of $401,000 as of June 30, 2013.

(3)
Amounts exclude the accrued interest expense on junior subordinated debentures and the accrued dividends declared on preferred stock issued under the CPP of $55.2 million and $71.8 million, respectively, as of June 30, 2013. As further described under “Overview – Regulatory Agreements,” we currently may not make any distributions of interest or other sums on our junior subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are included under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management,” appearing on pages 60 through 62 of this report.

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

ITEM 6 – EXHIBITS
The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
10.1	Purchase and Assumption Agreement by and among First Bank and Union Bank, N.A., dated May 13, 2013 – filed herewith.

31.1	Rule 13a-14(a) / 15d-14(a) Certifications of Chief Executive Officer – filed herewith.

31.2	Rule 13a-14(a) / 15d-14(a) Certifications of Chief Financial Officer – filed herewith.

32.1	Section 1350 Certifications of Chief Executive Officer – furnished herewith.

32.2	Section 1350 Certifications of Chief Financial Officer – furnished herewith.

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 9, 2013

FIRST BANKS, INC.

By:	/s/	Terrance M. McCarthy
Terrance M. McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Lisa K. Vansickle
Lisa K. Vansickle
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)