Form 10-Q
period 2013-09-30
FIRST BANKS, INC
filed 2013-11-08
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________
Commission File Number: 001-31610
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2013
Common Stock, $250.00 par value	23,661

FIRST BANKS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FIRST BANKS, INC.
CONSOLIDATED BALANCE SHEETS – (UNAUDITED)
(dollars expressed in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents:
Cash and due from banks	$135,032	114,841
Short-term investments	579,123	404,005
Total cash and cash equivalents	714,155	518,846
Investment securities:
Available for sale	1,604,287	2,043,727
Held to maturity (fair value of $748,478 and $637,024, respectively)	764,304	631,553
Total investment securities	2,368,591	2,675,280
Loans:
Commercial, financial and agricultural	583,539	610,301
Real estate construction and development	125,333	174,979
Real estate mortgage	2,031,284	2,060,131
Consumer and installment	18,773	19,262
Loans held for sale	28,313	66,133
Net deferred loan fees	(312)	(59)
Total loans	2,786,930	2,930,747
Allowance for loan losses	(84,277)	(91,602)
Net loans	2,702,653	2,839,145
Federal Reserve Bank and Federal Home Loan Bank stock	27,137	27,329
Bank premises and equipment, net	124,921	127,520
Goodwill	107,267	125,267
Deferred income taxes	15,733	29,042
Other real estate and repossessed assets	74,831	91,995
Other assets	63,529	67,996
Assets of discontinued operations	38,511	6,706
Total assets	$6,237,328	6,509,126
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,224,595	1,327,183
Interest-bearing demand	677,900	1,000,666
Savings and money market	1,852,268	1,880,271
Time deposits of $100 or more	398,259	460,791
Other time deposits	682,400	823,936
Total deposits	4,835,422	5,492,847
Other borrowings	37,077	26,025
Subordinated debentures	354,191	354,133
Deferred income taxes	23,166	36,182
Accrued expenses and other liabilities	169,219	144,269
Liabilities of discontinued operations	549,155	155,711
Total liabilities	5,968,230	6,209,167
STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding	294,482	291,757
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	12,480
Retained deficit	(175,046)	(179,513)
Accumulated other comprehensive income	7,093	45,259
Total First Banks, Inc. stockholders’ equity	175,330	206,304
Noncontrolling interest in subsidiary	93,768	93,655
Total stockholders’ equity	269,098	299,959
Total liabilities and stockholders’ equity	$6,237,328	6,509,126
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS – (UNAUDITED)
(dollars expressed in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$28,859	34,456	88,917	108,285
Investment securities	12,858	15,235	39,423	43,394
Federal Reserve Bank and Federal Home Loan Bank stock	303	290	913	850
Short-term investments	346	137	831	596
Total interest income	42,366	50,118	130,084	153,125
Interest expense:
Deposits:
Interest-bearing demand	83	107	233	320
Savings and money market	675	811	1,942	2,811
Time deposits of $100 or more	529	935	1,758	3,196
Other time deposits	860	1,577	2,941	5,462
Other borrowings	1	16	(11)	57
Subordinated debentures	3,804	3,747	11,213	11,116
Total interest expense	5,952	7,193	18,076	22,962
Net interest income	36,414	42,925	112,008	130,163
Provision for loan losses	—	—	—	2,000
Net interest income after provision for loan losses	36,414	42,925	112,008	128,163
Noninterest income:
Service charges on deposit accounts and customer service fees	8,788	9,053	25,709	27,028
Gain on loans sold and held for sale	1,314	4,325	4,439	10,308
Net gain on investment securities	108	789	37	1,306
Increase (decrease) in fair value of servicing rights	283	(2,417)	907	(4,608)
Loan servicing fees	1,740	1,741	5,233	5,659
Other	3,296	3,156	13,542	9,833
Total noninterest income	15,529	16,647	49,867	49,526
Noninterest expense:
Salaries and employee benefits	19,777	18,906	58,973	56,474
Occupancy, net of rental income	5,602	5,929	17,371	16,352
Furniture and equipment	2,463	2,625	7,584	7,875
Postage, printing and supplies	533	611	1,872	1,956
Information technology fees	5,365	5,219	15,920	17,130
Legal, examination and professional fees	1,610	2,232	4,770	7,678
Advertising and business development	663	511	1,679	1,481
FDIC insurance	1,852	3,105	5,572	9,410
Write-downs and expenses on other real estate and repossessed assets	1,966	2,922	4,736	11,204
Other	5,474	6,779	15,018	18,638
Total noninterest expense	45,305	48,839	133,495	148,198
Income from continuing operations before (benefit) provision for income taxes	6,638	10,733	28,380	29,491
(Benefit) provision for income taxes	(65)	(138)	(45)	78
Net income from continuing operations, net of tax	6,703	10,871	28,425	29,413
Loss from discontinued operations, net of tax	(881)	(2,182)	(6,279)	(6,763)
Net income	5,822	8,689	22,146	22,650
Less: net (loss) income attributable to noncontrolling interest in subsidiary	(38)	216	113	(229)
Net income attributable to First Banks, Inc.	$5,860	8,473	22,033	22,879
Preferred stock dividends declared and undeclared	5,013	4,753	14,841	14,070
Accretion of discount on preferred stock	919	893	2,725	2,660
Net (loss) income available to common stockholders	$(72)	2,827	4,467	6,149

Basic and diluted earnings per common share from continuing operations	$34.19	211.70	454.17	545.72
Basic and diluted loss per common share from discontinued operations	(37.23)	(92.22)	(265.37)	(285.83)
Basic and diluted (loss) earnings per common share	$(3.04)	$119.48	$188.80	$259.89

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(dollars expressed in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$5,822	8,689	22,146	22,650
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale investment securities, net of tax	(896)	2,740	(19,699)	14,610
Reclassification adjustment for available-for-sale investment securities gains included in net income, net of tax	(60)	(422)	(246)	(758)
Amortization of net unrealized gain associated with reclassification of available-for-sale investment securities to held-to-maturity investment securities, net of tax	(467)	(474)	(1,327)	(474)
Amortization of net loss related to pension liability, net of tax	30	21	90	63
Reclassification adjustment for deferred tax asset valuation allowance on investment securities	(1,141)	7,086	(17,056)	13,297
Reclassification adjustment for deferred tax asset valuation allowance on pension liability	24	15	72	46
Other comprehensive (loss) income	(2,510)	8,966	(38,166)	26,784
Comprehensive income (loss)	3,312	17,655	(16,020)	49,434
Comprehensive (loss) income attributable to noncontrolling interest in subsidiary	(38)	216	113	(229)
Comprehensive income (loss) attributable to First Banks, Inc.	$3,350	17,439	(16,133)	49,663
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (UNAUDITED)
Nine Months Ended September 30, 2013 and Year Ended December 31, 2012
(dollars expressed in thousands)

	First Banks, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity
Balance, December 31, 2011	$318,609	5,915	12,480	(183,351)	16,066	93,952	263,671
Net income	—	—	—	26,278	—	(297)	25,981
Other comprehensive income	—	—	—	—	29,193	—	29,193
Accretion of discount on preferred stock	3,554	—	—	(3,554)	—	—	—
Preferred stock dividends declared and undeclared	—	—	—	(18,886)	—	—	(18,886)
Balance, December 31, 2012	322,163	5,915	12,480	(179,513)	45,259	93,655	299,959
Net income	—	—	—	22,033	—	113	22,146
Other comprehensive loss	—	—	—	—	(38,166)	—	(38,166)
Accretion of discount on preferred stock	2,725	—	—	(2,725)	—	—	—
Preferred stock dividends declared and undeclared	—	—	—	(14,841)	—	—	(14,841)
Balance, September 30, 2013	$324,888	5,915	12,480	(175,046)	7,093	93,768	269,098
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(dollars expressed in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income attributable to First Banks, Inc.	$22,033	22,879
Net income (loss) attributable to noncontrolling interest in subsidiary	113	(229)
Less: net loss from discontinued operations, net of tax	(6,279)	(6,763)
Net income from continuing operations, net of tax	28,425	29,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	8,710	9,095
Amortization and accretion of investment securities	19,692	11,471
Originations of loans held for sale	(233,259)	(325,844)
Proceeds from sales of loans held for sale	272,245	305,523
Provision for loan losses	—	2,000
(Benefit) provision for current income taxes	(248)	186
Provision for deferred income taxes	6,715	5,516
Decrease in deferred tax asset valuation allowance	(6,512)	(5,624)
Decrease in accrued interest receivable	714	1,498
Increase in accrued interest payable	10,763	8,945
Gain on loans sold and held for sale	(4,439)	(10,308)
Net gain on investment securities	(37)	(1,306)
(Increase) decrease in fair value of servicing rights	(907)	4,608
Write-downs on other real estate and repossessed assets	2,230	7,939
Other operating activities, net	4,426	9,819
Net cash provided by operating activities – continuing operations	108,518	52,931
Net cash used in operating activities – discontinued operations	(5,422)	(6,421)
Net cash provided by operating activities	103,096	46,510
Cash flows from investing activities:
Net cash paid for sale of assets and liabilities of discontinued operations, net of cash and cash equivalents sold	(115,044)	—
Proceeds from sales of investment securities available for sale	143,675	315,238
Maturities of investment securities available for sale	314,707	576,635
Maturities of investment securities held to maturity	117,859	57,531
Purchases of investment securities available for sale	(306,063)	(1,226,473)
Purchases of investment securities held to maturity	(21,473)	—
Net redemptions of Federal Reserve Bank and Federal Home Loan Bank stock	192	366
Proceeds from sales of commercial loans	7,681	20,386
Cash paid for purchase of one-to-four-family residential real estate loans	—	(141,048)
Net decrease in loans	43,401	272,489
Recoveries of loans previously charged-off	13,469	22,819
Purchases of bank premises and equipment	(4,882)	(4,042)
Net proceeds from sales of other real estate and repossessed assets	25,557	33,837
Other investing activities, net	3,601	216
Net cash provided by (used in) investing activities – continuing operations	222,680	(72,046)
Net cash provided by investing activities – discontinued operations	2,168	4,426
Net cash provided by (used in) investing activities	224,848	(67,620)
Cash flows from financing activities:
Increase in demand, savings and money market deposits	21,751	8,236
Decrease in time deposits	(137,152)	(183,780)
Increase (decrease) in other borrowings	11,052	(22,622)
Net cash used in financing activities – continuing operations	(104,349)	(198,166)
Net cash (used in) provided by financing activities – discontinued operations	(28,286)	36,140
Net cash used in financing activities	(132,635)	(162,026)
Net increase (decrease) in cash and cash equivalents	195,309	(183,136)
Cash and cash equivalents, beginning of period	518,846	474,158
Cash and cash equivalents, end of period	$714,155	291,022

Supplemental disclosures of cash flow information:
Cash paid for interest on liabilities	$7,313	14,017
Cash received for income taxes	213	458
Noncash investing and financing activities:
Reclassification of investment securities from available for sale to held to maturity	$242,540	729,142
Loans transferred to other real estate and repossessed assets	8,217	21,788
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. The consolidated financial statements of First Banks, Inc. and subsidiaries (the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the Company’s 2012 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
The Company operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; FB Holdings, LLC (FB Holdings); Small Business Loan Source LLC; ILSIS, Inc.; FBIN, Inc.; SBRHC, Inc.; HVIIHC, Inc.; FBSA Missouri, Inc.; FBSA California, Inc.; NT Resolution Corporation; and LC Resolution Corporation. All of the subsidiaries are wholly owned as of September 30, 2013, except FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, as further described in Note 16 to the consolidated financial statements. FB Holdings is included in the consolidated financial statements and the noncontrolling ownership interest is reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiary” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, is reported as “net income (loss) attributable to noncontrolling interest in subsidiary” in the consolidated statements of operations.
NOTE 2 – DISCONTINUED OPERATIONS
Discontinued Operations. The assets and liabilities associated with the transactions described (and defined) below were previously reported in the First Bank segment and were sold as part of the Company’s Capital Optimization Plan (Capital Plan). The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities associated with the Association Bank Services line of business as of September 30, 2013, to the assets and liabilities associated with the Northern Florida Region as of December 31, 2012, and to the operations of First Bank’s Association Bank Services line of business and Northern Florida Region for the three and nine months ended September 30, 2013 and 2012, as applicable. The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations. All financial information in the consolidated financial statements and notes to the consolidated financial statements is reported on a continuing operations basis, unless otherwise noted.
Association Bank Services. On May 13, 2013, First Bank entered into a Purchase and Assumption Agreement that provides for the sale of certain assets and the transfer of certain liabilities, primarily deposits, of First Bank's Association Bank Services (ABS) line of business, to Union Bank, N.A. (Union Bank), headquartered in San Francisco, California. ABS, headquartered in Vallejo, California, provides a full range of services to homeowners associations and community management companies. Under the terms of the agreement, Union Bank will assume approximately $549.1 million of deposits and will pay a premium on certain deposit accounts to be acquired in the transaction, which will be determined based on the average amount of certain deposits within ABS for the thirty (30) days prior to the closing date. Union Bank will also acquire certain assets, including loans of approximately $20.4 million at par value. Regulatory approval of the transaction was received on July 15, 2013 and, subject to satisfaction of other customary closing conditions, the transaction is expected to close during the fourth quarter of 2013. The assets and liabilities associated with ABS are reflected in assets and liabilities of discontinued operations in the consolidated balance sheets as of September 30, 2013. First Bank expects to record a gain on the transaction of approximately $26.0 million, after the estimated write-off of goodwill of $18.0 million allocated to the ABS line of business.

Northern Florida Region. On November 21, 2012, First Bank entered into a Branch Purchase and Assumption Agreement that provided for the sale of certain assets and the transfer of certain liabilities associated with eight of First Bank’s retail branches located in Pinellas County, Florida to HomeBanc National Association (HomeBanc), headquartered in Lake Mary, Florida. The transaction was completed on April 19, 2013. Under the terms of the agreement, HomeBanc assumed $120.3 million of deposits, purchased the premises and equipment, and assumed the leases associated with these eight retail branches. The transaction resulted in a gain of $408,000, after the write-off of goodwill of $700,000 allocated to the Northern Florida Region, during the second and third quarters of 2013.
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
Assets and liabilities of discontinued operations at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	Association Bank Services	Northern Florida
	(dollars expressed in thousands)
Cash and due from banks	$—	1,139
Loans:
Commercial, financial and agricultural	20,591	—
Consumer and installment	10	—
Net deferred loan fees	(208)	—
Total loans	20,393	—
Bank premises and equipment, net	70	4,837
Goodwill	18,000	700
Other assets	48	30
Assets of discontinued operations	$38,511	6,706
Deposits:
Noninterest-bearing demand	$129,785	12,488
Interest-bearing demand	339,297	10,480
Savings and money market	18,455	67,686
Time deposits of $100 or more	23,931	27,034
Other time deposits	37,631	37,964
Total deposits	549,099	155,652
Accrued expenses and other liabilities	56	59
Liabilities of discontinued operations	$549,155	155,711

Loss from discontinued operations, net of tax, for the three months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Association Bank Services	Northern Florida	Total	Association Bank Services	Northern Florida	Total
		(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$332	—	332	418	—	418
Interest expense:
Interest on deposits	78	—	78	121	222	343
Net interest income (loss)	254	—	254	297	(222)	75
Provision for loan losses	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	254	—	254	297	(222)	75
Noninterest income:
Service charges and customer service fees	17	—	17	22	101	123
Other	28	—	28	27	3	30
Total noninterest income	45	—	45	49	104	153
Noninterest expense:
Salaries and employee benefits	753	—	753	625	559	1,184
Occupancy, net of rental income	1	—	1	2	437	439
Furniture and equipment	13	—	13	29	62	91
FDIC insurance	194	—	194	317	97	414
Other	233	—	233	204	78	282
Total noninterest expense	1,194	—	1,194	1,177	1,233	2,410
Loss from operations of discontinued operations	(895)	—	(895)	(831)	(1,351)	(2,182)
Net gain on sale of discontinued operations	—	14	14	—	—	—
Benefit for income taxes	—	—	—	—	—	—
Net (loss) income from discontinued operations, net of tax	$(895)	14	(881)	(831)	(1,351)	(2,182)

Loss from discontinued operations, net of tax, for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Association Bank Services	Northern Florida	Total	Association Bank Services	Northern Florida	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$1,036	—	1,036	1,360	—	1,360
Interest expense:
Interest on deposits	248	233	481	375	769	1,144
Net interest income (loss)	788	(233)	555	985	(769)	216
Provision for loan losses	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	788	(233)	555	985	(769)	216
Noninterest income:
Service charges and customer service fees	74	134	208	106	332	438
Other	81	4	85	82	9	91
Total noninterest income	155	138	293	188	341	529
Noninterest expense:
Salaries and employee benefits	2,209	885	3,094	1,964	1,722	3,686
Occupancy, net of rental income	5	579	584	8	1,321	1,329
Furniture and equipment	34	40	74	74	223	297
FDIC insurance	603	53	656	928	300	1,228
Other	675	2,452	3,127	690	278	968
Total noninterest expense	3,526	4,009	7,535	3,664	3,844	7,508
Loss from operations of discontinued operations	(2,583)	(4,104)	(6,687)	(2,491)	(4,272)	(6,763)
Net gain on sale of discontinued operations	—	408	408	—	—	—
Benefit for income taxes	—	—	—	—	—	—
Net loss from discontinued operations, net of tax	$(2,583)	(3,696)	(6,279)	(2,491)	(4,272)	(6,763)

NOTE 3 – INVESTMENTS IN DEBT AND EQUITY SECURITIES
Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at September 30, 2013 and December 31, 2012 were as follows:

	Maturity				Total Amortized Cost	Gross			Weighted Average Yield
	1 Year	1-5	5-10	After		Unrealized		Fair
	or Less	Years	Years	10 Years		Gains	Losses	Value
	(dollars expressed in thousands)
September 30, 2013:
Carrying value:
U.S. Government sponsored agencies	$—	48,784	88,769	136,582	274,135	3,067	(1,168)	276,034	1.36%
Residential mortgage-backed	—	23,581	138,415	933,135	1,095,131	17,245	(14,147)	1,098,229	2.44
Commercial mortgage-backed	—	—	796	—	796	72	—	868	5.03
State and political subdivisions	1,042	3,060	201	28,448	32,751	98	(588)	32,261	1.35
Corporate notes	4,960	140,342	45,133	—	190,435	5,350	(346)	195,439	2.76
Equity investments	—	—	—	1,500	1,500	—	(44)	1,456	2.19
Total	$6,002	215,767	273,314	1,099,665	1,594,748	25,832	(16,293)	1,604,287	2.27
Fair value:
Debt securities	$6,064	222,057	273,224	1,101,486
Equity securities	—	—	—	1,456
Total	$6,064	222,057	273,224	1,102,942

Weighted average yield	3.05%	2.24%	1.92%	2.36%

December 31, 2012:
Carrying value:
U.S. Government sponsored agencies	$10,051	80,328	—	213,892	304,271	6,304	(146)	310,429	1.42%
Residential mortgage-backed	364	24,014	219,286	1,251,917	1,495,581	38,983	(497)	1,534,067	2.32
Commercial mortgage-backed	—	—	806	—	806	109	—	915	4.86
State and political subdivisions	985	3,579	201	—	4,765	164	—	4,929	4.05
Corporate notes	—	137,090	49,704	—	186,794	6,192	(621)	192,365	3.13
Equity investments	—	—	—	1,000	1,000	22	—	1,022	2.54
Total	$11,400	245,011	269,997	1,466,809	1,993,217	51,774	(1,264)	2,043,727	2.26
Fair value:
Debt securities	$11,476	251,558	275,251	1,504,420
Equity securities	—	—	—	1,022
Total	$11,476	251,558	275,251	1,505,442

Weighted average yield	2.01%	2.17%	2.65%	2.21%

Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at September 30, 2013 and December 31, 2012 were as follows:

	Maturity				Total Amortized Cost	Gross			Weighted Average Yield
	1 Year	1-5	5-10	After		Unrealized		Fair
	or Less	Years	Years	10 Years		Gains	Losses	Value
	(dollars expressed in thousands)
September 30, 2013:
Carrying value:
U.S. Government sponsored agencies	$—	—	18,665	—	18,665	—	(164)	18,501	1.37%
Residential mortgage-backed	—	17,167	186,341	538,970	742,478	679	(16,295)	726,862	1.93
State and political subdivisions	1,021	1,019	55	1,066	3,161	8	(54)	3,115	2.07
Total	$1,021	18,186	205,061	540,036	764,304	687	(16,513)	748,478	1.92
Fair value:
Debt securities	$1,026	17,903	201,942	527,607

Weighted average yield	2.91%	2.08%	1.57%	2.04%

December 31, 2012:
Carrying value:
U.S. Government sponsored agencies	$—	—	52,582	—	52,582	269	—	52,851	1.63%
Residential mortgage-backed	—	—	108,420	466,863	575,283	6,142	(614)	580,811	1.82
State and political subdivisions	826	1,099	252	1,511	3,688	51	(377)	3,362	1.89
Total	$826	1,099	161,254	468,374	631,553	6,462	(991)	637,024	1.80
Fair value:
Debt securities	$836	1,129	164,433	470,626

Weighted average yield	2.56%	3.40%	1.77%	1.81%
Proceeds from sales of available-for-sale investment securities were $25.1 million and $143.7 million for the three and nine months ended September 30, 2013, respectively, compared to $107.6 million and $315.2 million for the comparable periods in 2012. Gross realized gains and gross realized losses on investment securities for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars expressed in thousands)
Gross realized gains on sales of available-for-sale securities	$110	790	802	1,682
Gross realized losses on sales of available-for-sale securities	—	—	(354)	(374)
Other-than-temporary impairment	(2)	(1)	(411)	(2)
Net realized gain on investment securities	$108	789	37	1,306
Other-than-temporary impairment for the nine months ended September 30, 2013 includes impairment of $407,000 recorded during the first quarter of 2013 on a municipal investment security classified as held-to-maturity. Investment securities with a carrying value of $314.8 million and $257.6 million at September 30, 2013 and December 31, 2012, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.
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

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars expressed in thousands)
September 30, 2013:
Available for sale:
U.S. Government sponsored agencies	$45,008	(960)	19,939	(208)	64,947	(1,168)
Residential mortgage-backed	401,599	(14,043)	6,373	(104)	407,972	(14,147)
State and political subdivisions	27,860	(588)	—	—	27,860	(588)
Corporate notes	34,794	(339)	4,993	(7)	39,787	(346)
Equity investments	1,456	(44)	—	—	1,456	(44)
Total	$510,717	(15,974)	31,305	(319)	542,022	(16,293)
Held to maturity:
U.S. Government sponsored agencies	$18,501	(164)	—	—	18,501	(164)
Residential mortgage-backed	662,903	(16,284)	7,622	(11)	670,525	(16,295)
State and political subdivisions	1,012	(54)	—	—	1,012	(54)
Total	$682,416	(16,502)	7,622	(11)	690,038	(16,513)

December 31, 2012:
Available for sale:
U.S. Government sponsored agencies	$20,018	(146)	—	—	20,018	(146)
Residential mortgage-backed	125,449	(441)	270	(56)	125,719	(497)
Corporate notes	—	—	17,675	(621)	17,675	(621)
Total	$145,467	(587)	17,945	(677)	163,412	(1,264)
Held to maturity:
Residential mortgage-backed	$66,011	(614)	—	—	66,011	(614)
State and political subdivisions	1,133	(377)	—	—	1,133	(377)
Total	$67,144	(991)	—	—	67,144	(991)
The Company does not believe the investment securities that were in an unrealized loss position at September 30, 2013 are other-than-temporarily impaired. The unrealized losses on the investment securities were primarily attributable to fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that First Bank will not be required to sell these securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired. The unrealized losses for U.S. Government sponsored agencies for 12 months or more at September 30, 2013 included one security. The unrealized losses for residential mortgage-backed securities for 12 months or more at September 30, 2013 and December 31, 2012 included 11 and nine securities, respectively. The unrealized losses for corporate notes for 12 months or more at September 30, 2013 and December 31, 2012 included one and six securities, respectively.
NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table summarizes the composition of the loan portfolio at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Commercial, financial and agricultural	$583,539	610,301
Real estate construction and development	125,333	174,979
Real estate mortgage:
One-to-four-family residential	924,389	986,767
Multi-family residential	103,362	103,684
Commercial real estate	1,003,533	969,680
Consumer and installment	18,773	19,262
Loans held for sale	28,313	66,133
Net deferred loan fees	(312)	(59)
Total loans	$2,786,930	2,930,747

Aging of Loans. The following table presents the aging of loans by loan classification at September 30, 2013 and December 31, 2012:

	30-59 Days	60-89 Days	Recorded Investment > 90 Days Accruing	Nonaccrual	Total Past Due	Current	Total Loans
	(dollars expressed in thousands)
September 30, 2013:
Commercial, financial and agricultural	$104	899	—	11,897	12,900	570,639	583,539
Real estate construction and development	591	21	—	7,300	7,912	117,421	125,333
Real estate mortgage:
Bank portfolio	1,447	647	171	5,893	8,158	88,821	96,979
Mortgage Division portfolio	3,937	3,242	—	16,772	23,951	460,739	484,690
Home equity	3,252	698	334	6,145	10,429	332,291	342,720
Multi-family residential	—	—	—	1,810	1,810	101,552	103,362
Commercial real estate	3,506	409	4,235	21,310	29,460	974,073	1,003,533
Consumer and installment	93	39	—	6	138	18,323	18,461
Loans held for sale	—	—	—	—	—	28,313	28,313
Total	$12,930	5,955	4,740	71,133	94,758	2,692,172	2,786,930
December 31, 2012:
Commercial, financial and agricultural	$1,180	322	—	19,050	20,552	589,749	610,301
Real estate construction and development	93	—	—	32,152	32,245	142,734	174,979
Real estate mortgage:
Bank portfolio	1,871	1,121	874	6,910	10,776	111,562	122,338
Mortgage Division portfolio	6,264	4,375	—	19,780	30,419	479,552	509,971
Home equity	2,494	1,221	216	8,671	12,602	341,856	354,458
Multi-family residential	—	629	—	6,761	7,390	96,294	103,684
Commercial real estate	66	693	—	16,520	17,279	952,401	969,680
Consumer and installment	174	43	—	28	245	18,958	19,203
Loans held for sale	—	—	—	—	—	66,133	66,133
Total	$12,142	8,404	1,090	109,872	131,508	2,799,239	2,930,747
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
The following tables present the credit exposure of the loan portfolio by internally assigned credit grade and payment activity as of September 30, 2013 and December 31, 2012:

Commercial Loan Portfolio Credit Exposure by Internally Assigned Credit Grade	Commercial and Industrial	Real Estate Construction and Development	Multi-family	Commercial Real Estate	Total
		(dollars expressed in thousands)
September 30, 2013:
Pass	$553,028	41,608	72,927	932,267	1,599,830
Special mention	11,170	3,140	—	28,040	42,350
Substandard	7,444	73,285	555	17,366	98,650
Performing troubled debt restructuring	—	—	28,070	4,550	32,620
Nonaccrual	11,897	7,300	1,810	21,310	42,317
Total	$583,539	125,333	103,362	1,003,533	1,815,767
December 31, 2012:
Pass	$572,248	45,356	67,690	858,101	1,543,395
Special mention	10,580	6,076	220	70,450	87,326
Substandard	8,423	81,364	773	13,868	104,428
Performing troubled debt restructuring	—	10,031	28,240	10,741	49,012
Nonaccrual	19,050	32,152	6,761	16,520	74,483
Total	$610,301	174,979	103,684	969,680	1,858,644

One-to-Four-Family Residential Mortgage Bank and Home Equity Loan Portfolio Credit Exposure by Internally Assigned Credit Grade	Bank Portfolio	Home Equity	Total
	(dollars expressed in thousands)
September 30, 2013:
Pass	$83,724	334,491	418,215
Special mention	6,465	334	6,799
Substandard	193	1,750	1,943
Performing troubled debt restructuring	704	—	704
Nonaccrual	5,893	6,145	12,038
Total	$96,979	342,720	439,699
December 31, 2012:
Pass	$107,625	342,321	449,946
Special mention	4,405	216	4,621
Substandard	1,787	3,250	5,037
Performing troubled debt restructuring	1,611	—	1,611
Nonaccrual	6,910	8,671	15,581
Total	$122,338	354,458	476,796

One-to-Four-Family Residential Mortgage Division and Consumer and Installment Loan Portfolio Credit Exposure by Payment Activity	Mortgage Division Portfolio	Consumer and Installment	Total
	(dollars expressed in thousands)
September 30, 2013:
Pass	$386,719	18,455	405,174
Substandard	4,291	—	4,291
Performing troubled debt restructuring	76,908	—	76,908
Nonaccrual	16,772	6	16,778
Total	$484,690	18,461	503,151
December 31, 2012:
Pass	$405,270	19,175	424,445
Substandard	6,627	—	6,627
Performing troubled debt restructuring	78,294	—	78,294
Nonaccrual	19,780	28	19,808
Total	$509,971	19,203	529,174
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
The following tables present the recorded investment, unpaid principal balance, related allowance for loan losses, average recorded investment and interest income recognized while on impaired status for impaired loans without a related allowance for loan losses and for impaired loans with a related allowance for loan losses by loan classification at September 30, 2013 and December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
	(dollars expressed in thousands)
September 30, 2013:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$3,222	4,456	—	4,164	1
Real estate construction and development	5,619	23,133	—	24,620	418
Real estate mortgage:
Bank portfolio	—	—	—	—	34
Mortgage Division portfolio	9,098	18,483	—	9,365	—
Home equity	601	632	—	672	—
Multi-family residential	28,513	28,778	—	30,896	921
Commercial real estate	20,521	25,170	—	18,925	243
Consumer and installment	—	—	—	—	—
	67,574	100,652	—	88,642	1,617
With A Related Allowance Recorded:
Commercial, financial and agricultural	8,675	23,419	461	11,213	—
Real estate construction and development	1,681	4,246	369	7,365	—
Real estate mortgage:
Bank portfolio	6,597	8,295	301	7,489	—
Mortgage Division portfolio	84,582	94,399	10,562	87,061	1,481
Home equity	5,544	6,396	1,229	6,200	—
Multi-family residential	1,367	1,371	1,159	1,481	—
Commercial real estate	5,339	8,553	1,282	4,924	20
Consumer and installment	6	6	—	23	—
	113,791	146,685	15,363	125,756	1,501
Total:
Commercial, financial and agricultural	11,897	27,875	461	15,377	1
Real estate construction and development	7,300	27,379	369	31,985	418
Real estate mortgage:
Bank portfolio	6,597	8,295	301	7,489	34
Mortgage Division portfolio	93,680	112,882	10,562	96,426	1,481
Home equity	6,145	7,028	1,229	6,872	—
Multi-family residential	29,880	30,149	1,159	32,377	921
Commercial real estate	25,860	33,723	1,282	23,849	263
Consumer and installment	6	6	—	23	—
	$181,365	247,337	15,363	214,398	3,118

	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
	(dollars expressed in thousands)
December 31, 2012:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$6,451	24,287	—	12,369	215
Real estate construction and development	39,706	74,044	—	59,094	561
Real estate mortgage:
Bank portfolio	1,611	1,690	—	2,166	32
Mortgage Division portfolio	10,255	22,102	—	10,308	—
Home equity	1,382	1,507	—	1,232	—
Multi-family residential	33,709	37,206	—	13,682	280
Commercial real estate	18,808	24,279	—	35,959	1,160
Consumer and installment	—	—	—	—	—
	111,922	185,115	—	134,810	2,248
With A Related Allowance Recorded:
Commercial, financial and agricultural	12,599	19,255	676	24,157	—
Real estate construction and development	2,477	10,221	1,452	3,687	114
Real estate mortgage:
Bank portfolio	6,910	8,655	284	9,288	—
Mortgage Division portfolio	87,819	96,931	11,574	88,277	2,050
Home equity	7,289	8,188	1,784	6,500	—
Multi-family residential	1,292	1,403	1,138	524	—
Commercial real estate	8,453	12,909	1,043	16,161	11
Consumer and installment	28	28	1	51	—
	126,867	157,590	17,952	148,645	2,175
Total:
Commercial, financial and agricultural	19,050	43,542	676	36,526	215
Real estate construction and development	42,183	84,265	1,452	62,781	675
Real estate mortgage:
Bank portfolio	8,521	10,345	284	11,454	32
Mortgage Division portfolio	98,074	119,033	11,574	98,585	2,050
Home equity	8,671	9,695	1,784	7,732	—
Multi-family residential	35,001	38,609	1,138	14,206	280
Commercial real estate	27,261	37,188	1,043	52,120	1,171
Consumer and installment	28	28	1	51	—
	$238,789	342,705	17,952	283,455	4,423
Recorded investment represents the Company’s investment in its impaired loans reduced by cumulative charge-offs recorded against the allowance for loan losses on these same loans. At September 30, 2013 and December 31, 2012, the Company had recorded charge-offs of $66.0 million and $103.9 million, respectively, on its impaired loans, representing the difference between the unpaid principal balance and the recorded investment reflected in the tables above. The unpaid principal balance represents the principal amount contractually owed to the Company by the borrowers on the impaired loans.
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
Loan modifications are generally performed at the request of the borrower, whether commercial or consumer, and may include reductions in interest rates, changes in payments and maturity date extensions. Although the Company does not have formal, standardized loan modification programs for its commercial or consumer loan portfolios, it addresses loan modifications on a case-by-case basis and also participates in the U.S. Treasury’s Home Affordable Modification Program (HAMP). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. At September 30, 2013 and December 31, 2012, the Company had $73.7 million and $75.7 million, respectively, of modified loans in the HAMP program.
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
The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending upon the individual facts and circumstances of the loan. TDRs accruing interest are classified as performing TDRs. The following table presents the categories of performing TDRs as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Performing Troubled Debt Restructurings:
Real estate construction and development	$—	10,031
Real estate mortgage:
One-to-four-family residential	77,612	79,905
Multi-family residential	28,070	28,240
Commercial real estate	4,550	10,741
Total performing troubled debt restructurings	$110,232	128,917
The Company does not accrue interest on TDRs which have been modified for a period less than six months or are not in compliance with the modified terms. These loans are considered nonperforming TDRs and are included with other nonaccrual loans for classification purposes. The following table presents the categories of loans considered nonperforming TDRs as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Nonperforming Troubled Debt Restructurings:
Commercial, financial and agricultural	$726	1,004
Real estate construction and development	3,906	26,557
Real estate mortgage:
One-to-four-family residential	6,450	7,105
Multi-family residential	—	2,482
Commercial real estate	662	2,862
Total nonperforming troubled debt restructurings	$11,744	40,010
Both performing and nonperforming TDRs are considered to be impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses. The allowance for loan losses allocated to TDRs was $8.8 million and $9.5 million at September 30, 2013 and December 31, 2012, respectively.

The following tables present loans classified as TDRs that were modified during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars expressed in thousands)
Loan Modifications Classified as Troubled Debt Restructurings:
Commercial, financial and agricultural	—	$—	$—	1	$640	$640
Real estate construction and development	—	—	—	2	5,460	5,280
Real estate mortgage:
One-to-four-family residential	15	3,405	3,095	13	2,069	2,065
Commercial real estate	—	—	—	2	4,947	4,947

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars expressed in thousands)
Loan Modifications Classified as Troubled Debt Restructurings:
Commercial, financial and agricultural	2	$246	$201	1	$640	$640
Real estate construction and development	—	—	—	4	6,263	5,670
Real estate mortgage:
One-to-four-family residential	35	8,275	7,637	42	7,496	7,443
Commercial real estate	—	—	—	3	9,965	9,965
The following tables present TDRs that defaulted within 12 months of modification during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars expressed in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial, financial and agricultural	1	$156	—	$—
Real estate construction and development	—	—	—	—
Real estate mortgage:
One-to-four-family residential	14	3,016	11	2,155

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars expressed in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial, financial and agricultural	1	$156	—	$—
Real estate construction and development	—	—	3	1,364
Real estate mortgage:
One-to-four-family residential	43	7,937	39	8,049
Upon default of a TDR, which is considered to be 90 days or more past due under the modified terms, impairment is measured based on the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses.

Allowance for Loan Losses. Changes in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars expressed in thousands)
Balance, beginning of period	$85,633	120,227	91,602	137,710
Loans charged-off	(7,040)	(13,927)	(20,794)	(48,327)
Recoveries of loans previously charged-off	5,684	7,902	13,469	22,819
Net loans charged-off	(1,356)	(6,025)	(7,325)	(25,508)
Provision for loan losses	—	—	—	2,000
Balance, end of period	$84,277	114,202	84,277	114,202
The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
Three Months Ended September 30, 2013:
Allowance for loan losses:
Beginning balance	$13,966	11,412	35,266	4,122	20,573	294	85,633
Charge-offs	(2,241)	—	(2,256)	—	(2,488)	(55)	(7,040)
Recoveries	1,773	2,557	879	—	443	32	5,684
Provision (benefit) for loan losses	526	(4,967)	824	39	3,551	27	—
Ending balance	$14,024	9,002	34,713	4,161	22,079	298	84,277

Nine Months Ended September 30, 2013:
Allowance for loan losses:
Beginning balance	$13,572	14,434	38,897	4,252	20,048	399	91,602
Charge-offs	(3,927)	(448)	(10,983)	(162)	(5,121)	(153)	(20,794)
Recoveries	3,863	4,273	3,398	141	1,683	111	13,469
Provision (benefit) for loan losses	516	(9,257)	3,401	(70)	5,469	(59)	—
Ending balance	$14,024	9,002	34,713	4,161	22,079	298	84,277
The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
Three Months Ended September 30, 2012:
Allowance for loan losses:
Beginning balance	$22,015	21,829	43,702	4,816	27,471	394	120,227
Charge-offs	(2,475)	(2,495)	(6,178)	(143)	(2,636)	—	(13,927)
Recoveries	4,907	534	1,579	1	827	54	7,902
Provision (benefit) for loan losses	(3,179)	(37)	3,311	388	(440)	(43)	—
Ending balance	$21,268	19,831	42,414	5,062	25,222	405	114,202

Nine Months Ended September 30, 2012:
Allowance for loan losses:
Beginning balance	$27,243	24,868	50,864	4,851	29,448	436	137,710
Charge-offs	(12,708)	(8,918)	(15,094)	(1,312)	(10,026)	(269)	(48,327)
Recoveries	10,651	4,253	4,054	44	3,673	144	22,819
Provision (benefit) for loan losses	(3,918)	(372)	2,590	1,479	2,127	94	2,000
Ending balance	$21,268	19,831	42,414	5,062	25,222	405	114,202

The following table represents a summary of the impairment method used by loan category at September 30, 2013 and December 31, 2012:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
September 30, 2013:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$—	86	2,945	—	279	—	3,310
Impaired loans collectively evaluated for impairment	461	283	9,147	1,159	1,003	—	12,053
All other loans collectively evaluated for impairment	13,563	8,633	22,621	3,002	20,797	298	68,914
Total	$14,024	9,002	34,713	4,161	22,079	298	84,277
Financing receivables:
Impaired loans individually evaluated for impairment	$3,587	5,911	12,310	28,756	20,805	—	71,369
Impaired loans collectively evaluated for impairment	8,310	1,389	94,112	1,124	5,055	6	109,996
All other loans collectively evaluated for impairment	571,642	118,033	817,967	73,482	977,673	18,455	2,577,252
Total	$583,539	125,333	924,389	103,362	1,003,533	18,461	2,758,617

December 31, 2012:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$75	121	3,187	33	182	—	3,598
Impaired loans collectively evaluated for impairment	601	1,331	10,455	1,105	861	1	14,354
All other loans collectively evaluated for impairment	12,896	12,982	25,255	3,114	19,005	398	73,650
Total	$13,572	14,434	38,897	4,252	20,048	399	91,602
Financing receivables:
Impaired loans individually evaluated for impairment	$7,884	39,155	16,843	34,636	20,965	—	119,483
Impaired loans collectively evaluated for impairment	11,166	3,028	98,423	365	6,296	28	119,306
All other loans collectively evaluated for impairment	591,251	132,796	871,501	68,683	942,419	19,175	2,625,825
Total	$610,301	174,979	986,767	103,684	969,680	19,203	2,864,614

NOTE 5 – GOODWILL
Goodwill was $107.3 million and $125.3 million at September 30, 2013 and December 31, 2012, respectively. The Company allocated goodwill to the sale of the ABS line of business of $18.0 million, which is included in assets of discontinued operations at September 30, 2013. The Company allocated goodwill to the sale of the Northern Florida Region of $700,000, which was completed in April 2013 and is included in assets of discontinued operations at December 31, 2012. First Bank did not record goodwill impairment for the three or nine months ended September 30, 2013 and 2012.
NOTE 6 – SERVICING RIGHTS
Mortgage Banking Activities. At September 30, 2013 and December 31, 2012, First Bank serviced mortgage loans for others totaling $1.32 billion and $1.27 billion, respectively. Changes in mortgage servicing rights for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars expressed in thousands)
Balance, beginning of period	$12,341	8,959	9,152	9,077
Originated mortgage servicing rights	942	1,329	3,059	3,322
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	1,160	(1,484)	3,467	(2,283)
Other changes in fair value (2)	(593)	(616)	(1,828)	(1,928)
Balance, end of period	$13,850	8,188	13,850	8,188
____________________

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Other Servicing Activities. At September 30, 2013 and December 31, 2012, First Bank serviced United States Small Business Administration (SBA) loans for others totaling $143.3 million and $159.6 million, respectively. Changes in SBA servicing rights for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars expressed in thousands)
Balance, beginning of period	$5,192	6,223	5,640	6,303
Originated SBA servicing rights	—	—	—	—
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	(127)	148	(163)	437
Other changes in fair value (2)	(157)	(465)	(569)	(834)
Balance, end of period	$4,908	5,906	4,908	5,906
____________________

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

NOTE 7 – DERIVATIVE INSTRUMENTS
The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The following table summarizes derivative instruments held by the Company, their notional amount, estimated fair values and their location in the consolidated balance sheets at September 30, 2013 and December 31, 2012:

			Derivatives in Other Assets		Derivatives in Other Liabilities
	Notional Amount		Fair Value Gain (Loss)		Fair Value Loss
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Derivative Instruments Not Designated as Hedging Instruments:
Customer interest rate swap agreements	$8,731	12,149	7	87	(7)	(87)
Interest rate lock commitments	27,118	59,932	743	1,837	—	—
Forward commitments to sell mortgage-backed securities	39,300	107,700	(637)	(305)	—	—
Total	$75,149	179,781	113	1,619	(7)	(87)
Customer Interest Rate Swap Agreements. First Bank offers interest rate swap agreements to certain customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each interest rate swap agreement between First Bank and its customers is offset by an interest rate swap agreement between First Bank and various counterparties. These interest rate swap agreements do not qualify for hedge accounting treatment. Changes in the fair value are recognized in noninterest income on a monthly basis. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income. The notional amount of these interest rate swap agreement contracts at September 30, 2013 and December 31, 2012 was $8.7 million and $12.1 million, respectively.
Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in December 2013. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $743,000 and $1.8 million at September 30, 2013 and December 31, 2012, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in the consolidated balance sheets, was an unrealized loss of $637,000 and $305,000 at September 30, 2013 and December 31, 2012, respectively. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.

The following table summarizes amounts included in the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 related to non-hedging derivative instruments:

Derivative Instruments Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Operations on Derivatives	Amount of Gain (Loss) Recognized in Operations on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2013	2012	2013	2012
		(dollars expressed in thousands)
Interest rate swap agreements	Other noninterest income	$—	(8)	—	(49)
Customer interest rate swap agreements	Other noninterest income	—	—	—	3
Interest rate lock commitments	Gain on loans sold and held for sale	675	1,192	(1,094)	2,901
Forward commitments to sell mortgage-backed securities	Gain on loans sold and held for sale	(3,115)	(1,165)	(332)	(1,593)

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
Other Borrowings. Other borrowings were comprised solely of daily securities sold under agreement to repurchase of $37.1 million and $26.0 million at September 30, 2013 and December 31, 2012, respectively.
NOTE 9 – SUBORDINATED DEBENTURES
As of September 30, 2013, the Company had 13 affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. The following is a summary of the junior subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at September 30, 2013 and December 31, 2012:

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
The Company’s distributions accrued on the junior subordinated debentures were $3.8 million and $11.2 million for the three and nine months ended September 30, 2013, respectively, and $3.7 million and $11.1 million for the comparable periods in 2012, and are included in interest expense in the consolidated statements of operations. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in the Company’s capital base, as further discussed in Note 11 to the consolidated financial statements.

On August 10, 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October, 2009. The terms of the junior subordinated debentures and the related trust indentures allow the Company to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. The current allowable 20 consecutive quarterly deferral period ends with the respective payment dates of the trust preferred securities in September and October, 2014. Thus, unless the Company resumes payment of interest on its junior subordinated debentures relating to its trust preferred securities and pays all cumulative interest that has been deferred by the respective payment dates of the trust preferred securities in September and October, 2014, the Company will trigger a payment default or penalty, and the trustee under the indentures will have the right and may elect to declare the entire outstanding amount of both principal and interest immediately due and payable. Such payment default or penalty would have a material adverse effect on our business, financial condition and results of operations.
The Company has deferred such payments for 17 quarterly periods as of September 30, 2013. The Company has deferred $52.9 million and $43.8 million of its regularly scheduled interest payments as of September 30, 2013 and December 31, 2012, respectively. In addition, the Company has accrued additional interest expense of $6.0 million and $3.9 million as of September 30, 2013 and December 31, 2012, respectively, on the regularly scheduled deferred interest payments based on the interest rate in effect for each junior subordinated note issuance in accordance with the respective terms of the underlying agreements. The Company currently lacks the source of income and the liquidity to make interest payments on the subordinated debentures associated with its trust preferred securities. Given restrictions placed upon First Bank, including regulatory restrictions, it may not be able to provide the Company with dividends in an amount sufficient to pay the cumulative deferred interest by the respective payment dates of the trust preferred securities in September and October, 2014. In such case, the Company would have to pursue alternative funding sources, but there can be no assurance that the Company will be able to identify and obtain alternative funding due to the uncertainty that such alternative funding sources would be available to the Company on terms and conditions that are acceptable to the Company.
During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. Accordingly, the Company also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September, 2009, as further described in Note 10 to the consolidated financial statements.
Under its agreement with the Federal Reserve Bank of St. Louis (FRB), the Company agreed, among other things, to provide certain information to the FRB, including, but not limited to, prior notice regarding the issuance of additional trust preferred securities. The Company also agreed not to make any distributions of interest or other sums on its outstanding trust preferred securities without the prior approval of the FRB, as further described in Note 11 to the consolidated financial statements. The Company is unable to predict whether or when the FRB will grant approval to the Company to make any such interest payments. As such, if the Company triggers a payment default or penalty, and the trustee under the indentures elects to declare the entire outstanding amount of both principal and interest immediately due and payable, there is a substantial risk that the Company would not be able to meet its financial commitments and related contractual obligations associated with its junior subordinated debentures, which would have a material adverse effect on our business, financial condition and results of operations.

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
On December 31, 2008, the Company issued 295,400 shares of Class C Fixed Rate Cumulative Perpetual Preferred Stock (Class C Preferred Stock) and 14,770 shares of Class D Fixed Rate Cumulative Perpetual Preferred Stock (Class D Preferred Stock) to

the United States Department of the Treasury (U.S. Treasury) in conjunction with the U.S. Treasury’s Troubled Asset Relief Program’s Capital Purchase Program (CPP). The Class C Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class C Preferred Stock have no voting rights except in certain limited circumstances. The Class C Preferred Stock carries an annual dividend rate equal to 5% for the first five years and the annual dividend rate increases to 9% per annum on and after February 15, 2014, payable quarterly in arrears beginning February 15, 2009. The Class D Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class D Preferred Stock have no voting rights except in certain limited circumstances. The Class D Preferred Stock carries an annual dividend rate equal to 9%, payable quarterly in arrears beginning February 15, 2009. The Class C Preferred Stock and the Class D Preferred Stock qualify as Tier 1 capital. Effective February 17, 2009, the Class C Preferred Stock and the Class D Preferred Stock may be redeemed at any time without penalty and without the need to raise new capital, subject to consultation with the Company’s primary regulatory agency. The Class D Preferred Stock may not be redeemed until all of the outstanding shares of the Class C Preferred Stock have been redeemed. In addition, prior to the U.S. Treasury's sale of the Class C Preferred Stock and Class D Preferred Stock (as further described below), the U.S. Treasury had certain supervisory and oversight duties and responsibilities under the CPP and, pursuant to the terms of the agreement governing the issuance of the Class C Preferred Stock and the Class D Preferred Stock to the U.S. Treasury (Purchase Agreement), the U.S. Treasury was empowered to unilaterally amend any provision of the Purchase Agreement with the Company to the extent required to comply with any changes in applicable federal statutes. As a result of the Company’s deferral of dividends to the U.S. Treasury for an aggregate of six quarters, the U.S. Treasury had the right to elect two directors to the Company’s Board. On July 13, 2011, the U.S. Treasury elected two members to the Company’s Board of Directors.
During the third quarter of 2013, the U.S. Treasury completed two auctions that resulted in the sale of the Class C Preferred Stock and the Class D Preferred Stock to unaffiliated third party investors. On August 12, 2013, the U.S. Treasury completed its first auction, selling approximately 96% of the Class C Preferred Stock and all of the Class D Preferred Stock. On September 25, 2013, the U.S. Treasury completed its second auction of the remaining 4% of the Class C Preferred Stock. The Company did not receive any proceeds from the sale and the sale did not have any effect on the terms of the outstanding Class C Preferred Stock and Class D Preferred Stock, including the Company's obligation to satisfy accrued and unpaid dividends prior to the payment of any dividend or other distribution to holders of junior or parity stock (including the Company's common stock, Class A Preferred Stock and Class B Preferred Stock), and an increase in the dividend rate on the Class C Preferred Stock from 5% to 9%, commencing with the dividend payment date of February 15, 2014. Furthermore, the sale of the Class C Preferred Stock and the Class D Preferred Stock did not have any effect on the Company's regulatory capital, financial condition or results of operations.
The Company allocated the total proceeds received under the CPP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million is being accreted to retained earnings on a level-yield basis over five years. Accretion of the discount on the Class C Preferred Stock was $919,000 and $2.7 million for the three and nine months ended September 30, 2013, respectively, compared to $893,000 and $2.7 million for the comparable periods in 2012.
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
In conjunction with the deferral of its regularly scheduled interest payments on its outstanding junior subordinated debentures on August 10, 2009, as further described in Note 9 to the consolidated financial statements, the Company also began suspending the payment of cash dividends on its outstanding preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009. The Company has deferred such payments for 17 quarterly periods as of September 30, 2013. Consequently, the Company has suspended the declaration of dividends on its Class A and Class B preferred stock, but continues to declare and accumulate dividends on its Class C Preferred Stock and its Class D Preferred Stock. The Company has declared and deferred $68.4 million and $56.3 million of its regularly scheduled dividend payments on its Class C Preferred Stock and Class D Preferred Stock at September 30, 2013 and December 31, 2012, respectively, and has declared and accrued an additional $8.4 million and $5.6 million of cumulative dividends on such deferred dividend payments at September 30, 2013 and December 31, 2012, respectively.
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
Accumulated Other Comprehensive Income. The following table summarizes changes in accumulated other comprehensive income, net of tax, by component, for the three and nine months ended September 30, 2013:

	Investment Securities	Defined Benefit Pension Plan	Deferred Tax Asset Valuation Allowance	Total
		(dollars expressed in thousands)
Three Months Ended September 30, 2013:
Balance, beginning of period	$15,337	(3,484)	(2,250)	9,603
Other comprehensive income (loss) before reclassifications	(1,363)	30	(1,117)	(2,450)
Amounts reclassified from accumulated other comprehensive income (loss)	(60)	—	—	(60)
Net current period other comprehensive income (loss)	(1,423)	30	(1,117)	(2,510)
Balance, end of period	$13,914	(3,454)	(3,367)	7,093

Nine Months Ended September 30, 2013:
Balance, beginning of period	$35,186	(3,544)	13,617	45,259
Other comprehensive income (loss) before reclassifications	(21,026)	90	(16,984)	(37,920)
Amounts reclassified from accumulated other comprehensive income (loss)	(246)	—	—	(246)
Net current period other comprehensive income (loss)	(21,272)	90	(16,984)	(38,166)
Balance, end of period	$13,914	(3,454)	(3,367)	7,093
The following table summarizes changes in accumulated other comprehensive income, net of tax, by component, for the three and nine months ended September 30, 2012:

	Investment Securities	Defined Benefit Pension Plan	Deferred Tax Asset Valuation Allowance	Total
		(dollars expressed in thousands)
Three Months Ended September 30, 2012:
Balance, beginning of period	$30,971	(2,591)	5,504	33,884
Other comprehensive income (loss) before reclassifications	2,266	21	7,101	9,388
Amounts reclassified from accumulated other comprehensive income (loss)	(422)	—	—	(422)
Net current period other comprehensive income (loss)	1,844	21	7,101	8,966
Balance, end of period	$32,815	(2,570)	12,605	42,850

Nine Months Ended September 30, 2012:
Balance, beginning of period	$19,437	(2,633)	(738)	16,066
Other comprehensive income (loss) before reclassifications	14,136	63	13,343	27,542
Amounts reclassified from accumulated other comprehensive income (loss)	(758)	—	—	(758)
Net current period other comprehensive income (loss)	13,378	63	13,343	26,784
Balance, end of period	$32,815	(2,570)	12,605	42,850

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
The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at September 30, 2013 and December 31, 2012. The Company must maintain minimum total regulatory, Tier 1 regulatory and Tier 1 leverage ratios as set forth in the table below in order to meet the minimum capital adequacy standards.

First Bank was categorized as well capitalized at September 30, 2013 and December 31, 2012 under the prompt corrective action provisions of the regulatory capital standards. First Bank must maintain minimum total regulatory, Tier 1 regulatory and Tier 1 leverage ratios as set forth in the table below in order to be categorized as well capitalized.
At September 30, 2013 and December 31, 2012, the Company's and First Bank’s required and actual capital ratios were as follows:

						To be Well Capitalized Under Prompt Corrective Action Provisions
	Actual				For Capital Adequacy Purposes
	September 30, 2013		December 31, 2012
	Amount	Ratio	Amount	Ratio
	(dollars expressed in thousands)
Total capital (to risk-weighted assets):
First Banks, Inc.	$114,522	3.20%	$93,542	2.57%	8.0%	N/A
First Bank	659,624	18.42	626,177	17.18	8.0	10.0%
Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	57,261	1.60	46,771	1.28	4.0	N/A
First Bank	614,332	17.15	580,026	15.92	4.0	6.0
Tier 1 capital (to average assets):
First Banks, Inc.	57,261	0.94	46,771	0.73	4.0	N/A
First Bank	614,332	10.09	580,026	9.13	4.0	5.0
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
The Agreement requires, among other things, that the Company and First Bank obtain prior approval from the FRB in order to pay dividends. In addition, the Company must obtain prior approval from the FRB to: (i) take any other form of payment from First Bank representing a reduction in capital of First Bank; (ii) make any distributions of interest, principal or other sums on junior subordinated debentures or trust preferred securities; (iii) incur, increase or guarantee any debt; or (iv) purchase or redeem any shares of the Company’s stock. The FRB has complete discretion to grant any such approval and therefore, it is not known whether the FRB will approve any request, including a request to make interest payments on the Company's subordinated debentures associated with its trust preferred securities, at any time in the future. As further described in Note 9 to the consolidated financial statements, the Company will trigger a payment default or penalty on its junior subordinated debentures unless the Company resumes payment of interest and pays all cumulative interest that has been deferred by the respective payment dates in September and October, 2014.
Pursuant to the terms of the Agreement, the Company and First Bank submitted a written plan to the FRB to maintain sufficient capital at the Company, on a consolidated basis, and at First Bank, on a standalone basis. In addition, the Agreement also provides that the Company and First Bank must notify the FRB if the regulatory capital ratios of either entity fall below those set forth in the capital plans that were accepted by the FRB, and specifically if First Bank falls below the criteria for being well capitalized under the regulatory framework for prompt corrective action. The Company must also notify the FRB before appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer position. The Agreement also requires the Company and First Bank to comply with certain restrictions regarding indemnification and severance payments although First Bank has been notified, as of October 16, 2013, by the FRB that such restriction is no longer applicable to First Bank. The Agreement is specifically enforceable by the FRB in court.
Prior to entering into the Agreement on March 24, 2010, the Company and First Bank had entered into a memorandum of understanding and an informal agreement, respectively, with the FRB and the Missouri Division of Finance (MDOF). Each of the agreements were characterized by regulatory authorities as informal actions that were neither published nor made publicly available by the agencies and are used when circumstances warrant a milder form of action than a formal supervisory action, such as a written agreement or cease and desist order. The memorandum of understanding with the FRB was replaced and superseded by the Agreement. The informal agreement with the MDOF, dated September 18, 2008, was terminated effective September 11, 2013.
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
First Bank, under its former informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank’s loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB, and was required to maintain its Tier 1 capital to total assets ratio at no less than 7.00%. First Bank’s Tier 1 capital to total assets ratio of 9.20% at December 31, 2012 exceeded the 7.00% minimum level required under the terms of the former informal agreement with the MDOF.
While the Company and First Bank intend to take such actions as may be necessary to comply with the requirements of the Agreement with the FRB, there can be no assurance that the Company and First Bank will be able to comply fully with the requirements of the Agreement, that compliance with the Agreement will not be more time consuming or more expensive than anticipated, that compliance with the Agreement will enable the Company and First Bank to maintain profitable operations, or that efforts to comply with the Agreement will not have adverse effects on the operations and financial condition of the Company or First Bank. If the Company or First Bank is unable to comply with the terms of the Agreement, the Company and First Bank could become subject to various requirements limiting the ability to develop new business lines, mandating additional capital, and/or requiring the sale of certain assets and liabilities. Failure of the Company or First Bank to meet these conditions could lead to further enforcement action by the regulatory agencies. The terms of any such additional regulatory actions, orders or agreements could have a materially adverse effect on the Company’s business, financial condition or results of operations.
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

Items Measured on a Recurring Basis. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
September 30, 2013:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	276,034	—	276,034
Residential mortgage-backed	—	1,098,229	—	1,098,229
Commercial mortgage-backed	—	868	—	868
State and political subdivisions	—	32,261	—	32,261
Corporate notes	—	195,439	—	195,439
Equity investments	1,456	—	—	1,456
Mortgage loans held for sale	—	28,313	—	28,313
Derivative instruments:
Customer interest rate swap agreements	—	7	—	7
Interest rate lock commitments	—	743	—	743
Forward commitments to sell mortgage-backed securities	—	(637)	—	(637)
Servicing rights	—	—	18,758	18,758
Total	$1,456	1,631,257	18,758	1,651,471
Liabilities:
Derivative instruments:
Customer interest rate swap agreements	$—	7	—	7
Nonqualified deferred compensation plan	6,261	—	—	6,261
Total	$6,261	7	—	6,268
December 31, 2012:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	310,429	—	310,429
Residential mortgage-backed	—	1,534,067	—	1,534,067
Commercial mortgage-backed	—	915	—	915
State and political subdivisions	—	4,929	—	4,929
Corporate notes	—	192,365	—	192,365
Equity investments	1,022	—	—	1,022
Mortgage loans held for sale	—	66,133	—	66,133
Derivative instruments:
Customer interest rate swap agreements	—	87	—	87
Interest rate lock commitments	—	1,837	—	1,837
Forward commitments to sell mortgage-backed securities	—	(305)	—	(305)
Servicing rights	—	—	14,792	14,792
Total	$1,022	2,110,457	14,792	2,126,271
Liabilities:
Derivative instruments:
Customer interest rate swap agreements	$—	87	—	87
Nonqualified deferred compensation plan	6,443	—	—	6,443
Total	$6,443	87	—	6,530
There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three and nine months ended September 30, 2013 and 2012.

The following table presents the changes in Level 3 assets measured on a recurring basis for the three and nine months ended September 30, 2013 and 2012:

	Servicing Rights
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars expressed in thousands)
Balance, beginning of period	$17,533	15,182	14,792	15,380
Total gains or losses (realized/unrealized):
Included in earnings (1)	283	(2,417)	907	(4,608)
Included in other comprehensive income	—	—	—	—
Issuances	942	1,329	3,059	3,322
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$18,758	14,094	18,758	14,094
____________________

(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of operations.
Items Measured on a Nonrecurring Basis. From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
September 30, 2013:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	11,436	11,436
Real estate construction and development	—	—	6,931	6,931
Real estate mortgage:
Bank portfolio	—	—	6,296	6,296
Mortgage Division portfolio	—	—	83,118	83,118
Home equity	—	—	4,916	4,916
Multi-family residential	—	—	28,721	28,721
Commercial real estate	—	—	24,578	24,578
Consumer and installment	—	—	6	6
Other real estate and repossessed assets	—	—	74,831	74,831
Total	$—	—	240,833	240,833
December 31, 2012:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	18,374	18,374
Real estate construction and development	—	—	40,731	40,731
Real estate mortgage:
Bank portfolio	—	—	8,237	8,237
Mortgage Division portfolio	—	—	86,500	86,500
Home equity	—	—	6,887	6,887
Multi-family residential	—	—	33,863	33,863
Commercial real estate	—	—	26,218	26,218
Consumer and installment	—	—	27	27
Other real estate and repossessed assets	—	—	91,995	91,995
Total	$—	—	312,832	312,832
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
Other real estate and repossessed assets measured at fair value upon initial recognition totaled $8.2 million and $21.8 million for the nine months ended September 30, 2013 and 2012, respectively. In addition to other real estate and repossessed assets measured at fair value upon initial recognition, the Company recorded write-downs to the balance of other real estate and repossessed assets of $1.4 million and $2.2 million to noninterest expense for the three and nine months ended September 30, 2013, respectively, compared to $1.7 million and $7.9 million for the comparable periods in 2012. Other real estate and repossessed assets were $74.8 million at September 30, 2013, compared to $92.0 million at December 31, 2012.
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

The estimated fair value of the Company’s financial instruments at September 30, 2013 were as follows:

	September 30, 2013
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$714,155	714,155	—	—	714,155
Investment securities:
Available for sale	1,604,287	1,456	1,602,831	—	1,604,287
Held to maturity	764,304	—	748,478	—	748,478
Loans held for portfolio	2,674,340	—	—	2,478,309	2,478,309
Loans held for sale	28,313	—	28,313	—	28,313
FRB and FHLB stock	27,137	27,137	—	—	27,137
Derivative instruments	113	—	113	—	113
Accrued interest receivable	17,738	17,738	—	—	17,738
Assets of discontinued operations	38,511	—	38,511	—	38,511
Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,224,595	1,224,595	—	—	1,224,595
Interest-bearing demand	677,900	677,900	—	—	677,900
Savings and money market	1,852,268	1,852,268	—	—	1,852,268
Time deposits	1,080,659	—	—	1,081,334	1,081,334
Other borrowings	37,077	37,077	—	—	37,077
Derivative instruments	7	—	7	—	7
Accrued interest payable	59,521	59,521	—	—	59,521
Subordinated debentures	354,191	—	—	269,610	269,610
Liabilities of discontinued operations	549,155	—	500,401	—	500,401
Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(2,715)	—	—	(2,715)	(2,715)
The estimated fair value of the Company’s financial instruments at December 31, 2012 were as follows:

	December 31, 2012
		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$518,846	518,846	—	—	518,846
Investment securities:
Available for sale	2,043,727	1,022	2,042,705	—	2,043,727
Held to maturity	631,553	—	637,024	—	637,024
Loans held for portfolio	2,773,012	—	—	2,572,256	2,572,256
Loans held for sale	66,133	—	66,133	—	66,133
FRB and FHLB stock	27,329	27,329	—	—	27,329
Derivative instruments	1,619	—	1,619	—	1,619
Accrued interest receivable	18,284	18,284	—	—	18,284
Assets of discontinued operations	6,706	—	6,706	—	6,706
Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,327,183	1,327,183	—	—	1,327,183
Interest-bearing demand	1,000,666	1,000,666	—	—	1,000,666
Savings and money market	1,880,271	1,880,271	—	—	1,880,271
Time deposits	1,284,727	—	—	1,286,730	1,286,730
Other borrowings	26,025	26,025	—	—	26,025
Derivative instruments	87	—	87	—	87
Accrued interest payable	48,541	48,541	—	—	48,541
Subordinated debentures	354,133	—	—	254,984	254,984
Liabilities of discontinued operations	155,711	—	155,711	—	155,711
Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(2,779)	—	—	(2,779)	(2,779)

NOTE 13 – INCOME TAXES
The realization of the Company’s net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies. The Company has a full valuation allowance against its net deferred tax assets at September 30, 2013 and December 31, 2012. The deferred tax asset valuation allowance was recorded in accordance with ASC Topic 740, “Income Taxes.” Under ASC Topic 740, the Company is required to assess whether it is “more likely than not” that some portion, or all, of its deferred tax assets will not be realized. Pursuant to ASC Topic 740, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years. If, in the future, the Company generates taxable income on a sustained basis, management may conclude the deferred tax asset valuation allowance is no longer required, which would result in the reversal of a portion, or all, of the deferred tax asset valuation allowance, which would be reflected as a benefit for income taxes in the consolidated statements of operations.
A summary of the Company’s deferred tax assets and deferred tax liabilities at September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Gross deferred tax assets	$407,292	405,266
Valuation allowance	(391,559)	(376,224)
Deferred tax assets, net of valuation allowance	15,733	29,042
Deferred tax liabilities	23,166	36,182
Net deferred tax liabilities	$(7,433)	(7,140)
The Company’s valuation allowance was $391.6 million and $376.2 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $612.0 million and $597.7 million, respectively. At September 30, 2013 and December 31, 2012, for state income tax purposes, the Company had net operating loss carryforwards of approximately $836.5 million and $786.4 million, respectively, and a related deferred tax asset of $70.6 million and $65.9 million, respectively.
At September 30, 2013 and December 31, 2012, the Company’s unrecognized tax benefits for uncertain tax positions, excluding interest and penalties, were $858,000 and $1.1 million, respectively. At September 30, 2013 and December 31, 2012, the total amount of unrecognized tax benefits that would affect the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, was $566,000 and $740,000, respectively. It is the Company’s policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At September 30, 2013 and December 31, 2012, interest accrued for unrecognized tax positions was $133,000 and $116,000, respectively. The Company recorded interest expense of $11,000 and $16,000 related to unrecognized tax benefits for the three and nine months ended September 30, 2013, respectively, compared to interest expense of $15,000 and $51,000 for the comparable periods in 2012. There were no penalties for uncertain tax positions accrued at September 30, 2013 and December 31, 2012, nor did the Company recognize any expense for penalties during the three and nine months ended September 30, 2013 and 2012.
The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the remaining total unrecognized tax benefits as of September 30, 2013 could decrease by an additional $165,000 by December 31, 2013 as a result of the lapse of statutes of limitations or potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, is estimated to be approximately $108,000. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period.
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
The Company is no longer subject to U.S. federal and Illinois income tax examination for the years prior to 2009 and is no longer subject to California, Florida, Missouri and various other state income tax examination by the tax authorities for the years prior to 2008. The Company had a federal tax examination for tax years through 2008, which was closed during 2010, and a California tax examination for the 2004 and 2005 tax years, which was closed during 2008. An Illinois tax examination of the 2007 and 2008 tax years was completed during 2011 with no changes to the returns as originally filed. A California tax examination for the 2005 and 2006 tax years was completed during 2012 with no changes to the amended returns as filed. A Texas tax examination for the 2007 and 2008 tax years was completed during 2013, which resulted in minor changes to the returns as originally filed. While the statute of limitations for the 2008 and 2009 tax years has expired for the majority of the states in which the Company is subject to income tax, the Company generated net operating loss carryforwards in 2008 and 2009 which, if realized, are subject to examination in order to validate the net operating loss carryforward. Thus, while closed, the 2008 and 2009 tax years for these states is still subject to examination. The statute of limitations will expire for 2008 and 2009 when the statute of limitations expires for the year the net operating loss carryforward is realized.
NOTE 14 – EARNINGS (LOSS) PER COMMON SHARE
The following is a reconciliation of basic and diluted earnings (loss) per share (EPS) for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars in thousands, except share and per share data)
Basic:
Net income from continuing operations attributable to First Banks, Inc.	$6,741	10,655	28,312	29,642
Preferred stock dividends declared and undeclared	(5,013)	(4,753)	(14,841)	(14,070)
Accretion of discount on preferred stock	(919)	(893)	(2,725)	(2,660)
Net income from continuing operations attributable to common stockholders	809	5,009	10,746	12,912
Net loss from discontinued operations attributable to common stockholders	(881)	(2,182)	(6,279)	(6,763)
Net (loss) income available to First Banks, Inc. common stockholders	$(72)	2,827	4,467	6,149

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661

Basic earnings per common share – continuing operations	$34.19	211.70	454.17	545.72
Basic loss per common share – discontinued operations	$(37.23)	(92.22)	(265.37)	(285.83)
Basic (loss) earnings per common share	$(3.04)	119.48	188.80	259.89

Diluted:
Net income from continuing operations attributable to common stockholders	$809	5,009	10,746	12,912
Net loss from discontinued operations attributable to common stockholders	(881)	(2,182)	(6,279)	(6,763)
Net (loss) income available to First Banks, Inc. common stockholders	(72)	2,827	4,467	6,149
Effect of dilutive securities – Class A convertible preferred stock	—	—	—	—
Diluted (loss) income available to First Banks, Inc. common stockholders	$(72)	2,827	4,467	6,149

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661
Effect of dilutive securities – Class A convertible preferred stock	—	—	—	—
Weighted average diluted shares of common stock outstanding	23,661	23,661	23,661	23,661

Diluted earnings per common share – continuing operations	$34.19	211.70	454.17	545.72
Diluted loss per common share – discontinued operations	$(37.23)	(92.22)	(265.37)	(285.83)
Diluted (loss) earnings per common share	$(3.04)	119.48	188.80	259.89

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
The business segment results are consistent with the Company’s internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. The business segment results are summarized as follows:

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Balance sheet information:
Investment securities	$2,368,591	2,675,280	—	—	2,368,591	2,675,280
Total loans	2,786,930	2,930,747	—	—	2,786,930	2,930,747
FRB and FHLB stock	27,137	27,329	—	—	27,137	27,329
Goodwill	107,267	125,267	—	—	107,267	125,267
Assets of discontinued operations	38,511	6,706	—	—	38,511	6,706
Total assets	6,222,567	6,495,226	14,761	13,900	6,237,328	6,509,126
Deposits	4,837,493	5,495,624	(2,071)	(2,777)	4,835,422	5,492,847
Other borrowings	37,077	26,025	—	—	37,077	26,025
Subordinated debentures	—	—	354,191	354,133	354,191	354,133
Liabilities of discontinued operations	549,155	155,711	—	—	549,155	155,711
Stockholders’ equity	746,716	751,252	(477,618)	(451,293)	269,098	299,959

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
	(dollars expressed in thousands)
Income statement information:
Interest income	$42,366	50,018	—	100	42,366	50,118
Interest expense	2,149	3,448	3,803	3,745	5,952	7,193
Net interest income (loss)	40,217	46,570	(3,803)	(3,645)	36,414	42,925
Provision for loan losses	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	40,217	46,570	(3,803)	(3,645)	36,414	42,925
Noninterest income	15,414	16,541	115	106	15,529	16,647
Noninterest expense	44,994	48,448	311	391	45,305	48,839
Income (loss) from continuing operations before (benefit) provision for income taxes	10,637	14,663	(3,999)	(3,930)	6,638	10,733
(Benefit) provision for income taxes	(64)	666	(1)	(804)	(65)	(138)
Net income (loss) from continuing operations, net of tax	10,701	13,997	(3,998)	(3,126)	6,703	10,871
Loss from discontinued operations, net of tax	(881)	(2,182)	—	—	(881)	(2,182)
Net income (loss)	9,820	11,815	(3,998)	(3,126)	5,822	8,689
Net (loss) income attributable to noncontrolling interest in subsidiary	(38)	216	—	—	(38)	216
Net income (loss) attributable to First Banks, Inc.	$9,858	11,599	(3,998)	(3,126)	5,860	8,473

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
	(dollars expressed in thousands)
Income statement information:
Interest income	$130,084	153,004	—	121	130,084	153,125
Interest expense	6,866	11,853	11,210	11,109	18,076	22,962
Net interest income (loss)	123,218	141,151	(11,210)	(10,988)	112,008	130,163
Provision for loan losses	—	2,000	—	—	—	2,000
Net interest income (loss) after provision for loan losses	123,218	139,151	(11,210)	(10,988)	112,008	128,163
Noninterest income	49,529	49,239	338	287	49,867	49,526
Noninterest expense	132,882	147,098	613	1,100	133,495	148,198
Income (loss) from continuing operations before (benefit) provision for income taxes	39,865	41,292	(11,485)	(11,801)	28,380	29,491
(Benefit) provision for income taxes	(44)	447	(1)	(369)	(45)	78
Net income (loss) from continuing operations, net of tax	39,909	40,845	(11,484)	(11,432)	28,425	29,413
Loss from discontinued operations, net of tax	(6,279)	(6,763)	—	—	(6,279)	(6,763)
Net income (loss)	33,630	34,082	(11,484)	(11,432)	22,146	22,650
Net income (loss) attributable to noncontrolling interest in subsidiary	113	(229)	—	—	113	(229)
Net income (loss) attributable to First Banks, Inc.	$33,517	34,311	(11,484)	(11,432)	22,033	22,879

NOTE 16 – TRANSACTIONS WITH RELATED PARTIES
First Services, L.P. First Services, L.P. (First Services), a limited partnership indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, provides information technology, item processing and various related services to the Company and First Bank. Fees paid under agreements with First Services were $5.1 million and $15.0 million for the three and nine months ended September 30, 2013, respectively, and $4.9 million and $16.2 million for the comparable periods in 2012. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of such equipment of $283,000 and $820,000 during the three and nine months ended September 30, 2013, respectively, and $322,000 and $1.0 million for the comparable periods in 2012. In addition, First Services paid $435,000 and $1.3 million for the three and nine months ended September 30, 2013, respectively, and $435,000 and $1.4 million for the comparable periods in 2012, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.
First Services has an Affiliate Services Agreement with the Company and First Bank that relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, insurance services and vendor payment processing services. Fees accrued under the Affiliate Services Agreement by First Services were $46,000 and $137,000 for the three and nine months ended September 30, 2013, respectively, and $44,000 and $133,000 for the comparable periods in 2012.
First Brokerage America, L.L.C. First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, received $943,000 and $3.4 million for the three and nine months ended September 30, 2013, respectively, and $914,000 and $3.3 million for the comparable periods in 2012, in gross commissions paid by unaffiliated third-party companies. The commissions received primarily resulted from sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid $98,000 and $343,000 for the three and nine months ended September 30, 2013, respectively, and $100,000 and $325,000 for the comparable periods in 2012, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.
Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of the Company’s Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $124,000 and $368,000 for the three and nine months ended September 30, 2013, respectively, and $129,000 and $373,000 for the comparable periods in 2012.
First Capital America, Inc. / FB Holdings, LLC. The Company formed FB Holdings, a limited liability company organized in the state of Missouri, in May 2008. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that was more economically advantageous to First Bank and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $133.3 million and FCA contributed cash of $125.0 million to FB Holdings during 2008. As a result, First Bank owned 53.23% and FCA owned the remaining 46.77% of FB Holdings as of September 30, 2013. The contribution of cash by FCA is reflected as a component of stockholders’ equity in the consolidated balance sheets and, consequently, increased the Company’s and First Bank’s regulatory capital ratios under then-existing regulatory guidelines, subject to certain limitations.
FB Holdings receives various services provided by First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the agreement by FB Holdings to First Bank were $3,000 and $19,000 for the three and nine months ended September 30, 2013, respectively, and $27,000 and $105,000 for the comparable periods in 2012.
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
Loans to Directors and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of the Company were $14.8 million and $9.1 million at September 30, 2013 and December 31, 2012, respectively. First Bank does not extend credit to its officers or to officers of the Company, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.
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
The Company and First Bank have entered into agreements with the FRB and MDOF, as further described in Note 11 to the consolidated financial statements. The informal agreement with the MDOF was terminated effective September 11, 2013.

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

•
Regulatory actions that impact First Banks, Inc. and First Bank, including the regulatory agreements entered into among First Banks, Inc., First Bank, and the Federal Reserve Bank of St. Louis, as further discussed under “Overview – Regulatory Agreements;”

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

•	The ability to successfully acquire low cost deposits or alternative funding;

•	The effects of increased Federal Deposit Insurance Corporation deposit insurance assessments;

•	The effects of the expiration of unlimited Federal Deposit Insurance Corporation deposit insurance on noninterest-bearing transaction accounts over the $250,000 maximum available to depositors;

•	Changes in consumer spending, borrowings and savings habits;

•	The ability of First Bank to pay dividends to its parent holding company;

•	Our ability to pay cash dividends on our preferred stock and interest on our junior subordinated debentures;

•	High unemployment and the resulting impact on our customers’ savings rates and their ability to service debt obligations;

•	Possible changes in interest rates may increase our funding costs and reduce earning asset yields, thus reducing our margins;

•	The impact of possible future goodwill and other material impairment charges;

•	The ability to attract and retain senior management experienced in the banking and financial services industry;

•	Changes in the economic environment, competition, or other factors that may influence loan demand, deposit flows, the quality of our loan portfolio and loan and deposit pricing;

•	The impact on our financial condition of unknown and/or unforeseen liabilities arising from legal or administrative proceedings;

•	The threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism;

•	Possible changes in general economic and business conditions in the United States in general and particularly in the communities and market segments we serve;

•	Volatility and disruption in national and international financial markets;

•	Government intervention in the U.S. financial system;

•	The impact of laws and regulations applicable to us and changes therein;

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
Actual events or our actual future results may differ materially from any forward-looking statement due to these and other risks, uncertainties and significant factors. For a discussion of these and other risk factors that may impact these forward-looking statements, please refer to our 2012 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on March 26, 2013 and Item 1A of Part II of this Report. We wish to caution readers of this Quarterly Report on Form 10-Q that the foregoing list of important factors may not be all-inclusive and specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We do not have a duty to and will not update these forward-looking statements. Readers of this Quarterly Report on Form 10-Q should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on these statements.

OVERVIEW AND RECENT DEVELOPMENTS
We, or the Company, are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; FB Holdings, LLC, or FB Holdings; Small Business Loan Source LLC, or SBLS LLC; ILSIS, Inc.; FBIN, Inc.; SBRHC, Inc.; HVIIHC, Inc.; FBSA Missouri, Inc.; FBSA California, Inc.; NT Resolution Corporation; and LC Resolution Corporation. First Bank’s subsidiaries are wholly owned at September 30, 2013 except for FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, as further described in Note 16 to our consolidated financial statements.
First Bank currently operates 130 branch banking offices in California, Florida, Illinois and Missouri. Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services.
Discontinued Operations. The assets and liabilities associated with the transactions described (and defined) below were previously reported in the First Bank segment and were sold or will be sold as part of our Capital Optimization Plan, or Capital Plan. We have applied discontinued operations accounting in accordance with Accounting Standards Codification™, or ASC, Topic 205-20, “Presentation of Financial Statements - Discontinued Operations,” to the assets and liabilities associated with our Association Bank Services line of business as of September 30, 2013, to the assets and liabilities associated with our Northern Florida Region as of December 31, 2012, and to the operations of our Association Bank Services line of business and our Northern Florida Region for the three and nine months ended September 30, 2013 and 2012, as applicable. All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our consolidated financial statements for further discussion regarding discontinued operations.
Association Bank Services. On May 13, 2013, First Bank entered into a Purchase and Assumption Agreement that provides for the sale of certain assets and the transfer of certain liabilities, primarily deposits, of First Bank's Association Bank Services, or ABS, line of business, to Union Bank, N.A., or Union Bank, headquartered in San Francisco, California, as further described in Note 2 to our consolidated financial statements. ABS, headquartered in Vallejo, California, provides a full range of services to homeowners associations and community management companies. Under the terms of the agreement, Union Bank will assume approximately $549.1 million of deposits and will pay a premium on certain deposit accounts to be acquired in the transaction, which will be determined based on the average amount of certain deposits within ABS for the thirty (30) days prior to the closing date. Union Bank will also acquire certain assets, including loans of approximately $20.4 million at par value. Regulatory approval of the transaction was received on July 15, 2013 and, subject to satisfaction of other customary closing conditions, the transaction is expected to close during the fourth quarter of 2013. The assets and liabilities associated with ABS are reflected in assets and liabilities of discontinued operations in the consolidated balance sheets as of September 30, 2013. First Bank expects to record a gain on the transaction of approximately $26.0 million, after the estimated write-off of goodwill of $18.0 million allocated to the ABS line of business.
Northern Florida Region. On November 21, 2012, we entered into a Branch Purchase and Assumption Agreement that provided for the sale of certain assets and the transfer of certain liabilities associated with eight of our retail branches located in Pinellas County, Florida to HomeBanc National Association, or HomeBanc, headquartered in Lake Mary, Florida. The transaction was completed on April 19, 2013, as further described in Note 2 to our consolidated financial statements. Under the terms of the agreement, HomeBanc assumed $120.3 million of deposits, purchased the premises and equipment, and assumed the leases associated with these eight retail branches. The transaction resulted in a gain of $408,000, after the write-off of goodwill of $700,000 allocated to the Northern Florida Region, during the second quarter of 2013.
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
Sale of Class C Fixed Rate Cumulative Perpetual Preferred Stock and Class D Fixed Rate Cumulative Perpetual Preferred Stock by the United States Department of the Treasury. During the third quarter of 2013, the United States Department of the Treasury, or U.S. Treasury, completed two auctions that resulted in the sale of our Class C Fixed Rate Cumulative Perpetual Preferred Stock, or Class C Preferred Stock, and our Class D Fixed Rate Cumulative Perpetual Preferred Stock, or Class D Preferred Stock, issued in conjunction with the U.S. Treasury's Troubled Asset Relief Program's Capital Purchase Program, to unaffiliated third party investors. On August 12, 2013, the U.S. Treasury completed its first auction, selling approximately 96% of our Class C Preferred Stock and all of our Class D Preferred Stock. On September 25, 2013, the U.S. Treasury completed its second auction of the remaining 4% of our Class C Preferred Stock. The Company did not receive any proceeds from the sale and the sale did not have any effect on the terms of the outstanding Class C Preferred Stock and Class D Preferred Stock, including the Company's obligation to satisfy accrued and unpaid dividends prior to the payment of any dividend or other distribution to holders of junior or parity stock (including the Company's common stock, Class A Convertible Adjustable Rate Preferred Stock and Class B Non-Convertible Adjustable Rate Preferred Stock), and an increase in the dividend rate on our Class C Preferred Stock from 5% to 9%, commencing with the dividend payment date of February 15, 2014. Furthermore, the sale of the Class C Preferred Stock and the Class D Preferred Stock did not have any effect on the Company's regulatory capital, financial condition or results of operations.
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
The Agreement requires, among other things, that the Company and First Bank obtain prior approval from the FRB in order to pay dividends. In addition, the Company must obtain prior approval from the FRB to: (i) take any other form of payment from First Bank representing a reduction in capital of First Bank; (ii) make any distributions of interest, principal or other sums on junior subordinated debentures or trust preferred securities; (iii) incur, increase or guarantee any debt; or (iv) purchase or redeem any shares of the Company's stock. The FRB has complete discretion to grant any such approval and therefore, it is not known whether the FRB will approve any request, including a request to make interest payments on the Company's subordinated debentures associated with its trust preferred securities, at any time in the future. As further described in Note 9 to the consolidated financial statements, the Company will trigger a payment default or penalty on its junior subordinated debentures unless the Company resumes payment of interest and pays all cumulative interest that has been deferred by the respective payment dates in September and October, 2014.
Pursuant to the terms of the Agreement, the Company and First Bank submitted a written plan to the FRB to maintain sufficient capital at the Company, on a consolidated basis, and at First Bank, on a standalone basis. In addition, the Agreement also provides that the Company and First Bank must notify the FRB if the regulatory capital ratios of either entity fall below those set forth in the capital plans that were accepted by the FRB, and specifically if First Bank falls below the criteria for being well capitalized under the regulatory framework for prompt corrective action. The Company must also notify the FRB before appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer position. The Agreement also requires the Company and First Bank to comply with certain restrictions regarding indemnification and severance payments although First Bank has been notified, as of October 16, 2013, by the FRB that such restriction is no longer applicable to First Bank. The Agreement is specifically enforceable by the FRB in court.
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
Prior to entering into the Agreement on March 24, 2010, the Company and First Bank had entered into a memorandum of understanding and an informal agreement, respectively, with the FRB and the State of Missouri Division of Finance, or the MDOF. Each of the agreements were characterized by regulatory authorities as informal actions that were neither published nor made publicly available by the agencies and are used when circumstances warrant a milder form of action than a formal supervisory action, such as a written agreement or cease and desist order. The memorandum of understanding with the FRB was replaced and superseded by the Agreement. The informal agreement with the MDOF, dated September 18, 2008, was terminated effective September 11, 2013.
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
First Bank, under its former informal agreement with the MDOF and the FRB, agreed to, among other things, prepare and submit plans and reports to the agencies regarding certain matters including, but not limited to, the performance of First Bank's loan portfolio. In addition, First Bank agreed not to declare or pay any dividends or make certain other payments without the prior consent of the MDOF and the FRB and was required to maintain a Tier 1 capital to total assets ratio of no less than 7.00%. As further described in Note 11 to our consolidated financial statements, First Bank's Tier 1 capital to total assets ratio of 9.20% at December 31, 2012 exceeded the 7.00% minimum level required under the terms of the former informal agreement with the MDOF.
While the Company and First Bank intend to take such actions as may be necessary to comply with the requirements of the Agreement with the FRB, there can be no assurance that the Company and First Bank will be able to comply fully with the requirements of the Agreement, that compliance with the Agreement will not be more time consuming or more expensive than anticipated, that compliance with the Agreement will enable the Company and First Bank to maintain profitable operations, or that efforts to comply with the Agreement will not have adverse effects on the operations and financial condition of the Company or First Bank. If the Company or First Bank is unable to comply with the terms of the Agreement, the Company and First Bank could become subject to various requirements limiting our ability to develop new business lines, mandating additional capital, and/or requiring the sale of certain assets and liabilities. Failure of the Company or First Bank to meet these conditions could lead to further enforcement action by the regulatory agencies. The terms of any such additional regulatory actions, orders or agreements could have a materially adverse effect on our business, financial condition or results of operations.

Capital Plan. We have been working since the beginning of 2008 to strengthen our capital ratios and improve our financial performance. Additionally, on August 10, 2009, we announced the adoption of our Capital Optimization Plan, designed to improve our capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. We adopted our Capital Plan in order to, among other things, preserve our regulatory capital. A summary of the primary initiatives completed as of September 30, 2013 is shown in the table below. See Note 2 to our consolidated financial statements for a discussion of initiatives associated with our Capital Plan that were completed, or are in the process of completion, during the nine months ended September 30, 2013 and 2012.

	Gain (Loss) on Sale	Decrease in Intangible Assets	Decrease in Risk-Weighted Assets	Total Regulatory Capital Benefit (1)
	(dollars expressed in thousands)
Sale of Northern Florida Region	$408	700	3,400	1,400
Reduction in other risk-weighted assets	—	—	58,800	5,100
Total 2013 capital initiatives	$408	700	62,200	6,500

Reduction in other risk-weighted assets	$—	—	287,700	25,200
Total 2012 capital initiatives	$—	—	287,700	25,200

Sale of remaining Northern Illinois Region	$425	1,558	33,800	4,900
Sale of Edwardsville branch	263	500	1,400	900
Reduction in other risk-weighted assets	—	—	877,900	76,800
Total 2011 capital initiatives	$688	2,058	913,100	82,600

Partial sale of Northern Illinois Region	$6,355	9,683	141,800	28,500
Sale of Texas Region	4,984	19,962	116,300	35,100
Sale of Missouri Valley Partners, Inc.	(156)	—	800	(100)
Sale of Chicago Region	8,414	26,273	342,600	64,700
Sale of Lawrenceville branch	168	1,000	11,400	2,200
Reduction in other risk-weighted assets	—	—	2,111,400	184,700
Total 2010 capital initiatives	$19,765	56,918	2,724,300	315,100

Sale of WIUS, Inc. loans	$(13,077)	19,982	146,700	19,700
Sale of restaurant franchise loans	(1,149)	—	64,400	4,500
Sale of asset-based lending loans	(6,147)	—	119,300	4,300
Sale of Springfield branch	309	1,000	900	1,400
Sale of Adrian N. Baker & Company	120	13,013	1,300	13,200
Reduction in other risk-weighted assets	—	—	1,580,400	138,300
Total 2009 capital initiatives	$(19,944)	33,995	1,913,000	181,400

Total completed capital initiatives	$917	93,671	5,900,300	610,800
____________________

(1)	Calculated as the sum of the gain (loss) on sale plus the reduction in intangible assets plus 8.75% of the reduction in risk-weighted assets.
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

RESULTS OF OPERATIONS
Overview. We recorded net income, including discontinued operations, of $5.9 million and $22.0 million for the three and nine months ended September 30, 2013, respectively, compared to $8.5 million and $22.9 million for the comparable periods in 2012. Our results of operations reflect the following:

•
Net interest income of $36.4 million and $112.0 million for the three and nine months ended September 30, 2013, respectively, compared to $42.9 million and $130.2 million for the comparable periods in 2012, which contributed to a decline in our net interest margin to 2.49% and 2.56% for the three and nine months ended September 30, 2013, respectively, compared to 2.80% and 2.84% for the comparable periods in 2012;

•
A provision for loan losses of zero for the three and nine months ended September 30, 2013, compared to a provision for loan losses of zero and $2.0 million for the three and nine months ended September 30, 2012;

•
Noninterest income of $15.5 million and $49.9 million for the three and nine months ended September 30, 2013, respectively, compared to $16.6 million and $49.5 million for the comparable periods in 2012;

•
Noninterest expense of $45.3 million and $133.5 million for the three and nine months ended September 30, 2013, respectively, compared to $48.8 million and $148.2 million for the comparable periods in 2012;

•
A benefit for income taxes of $65,000 and $45,000 for the three and nine months ended September 30, 2013, compared to a benefit for income taxes of $138,000 and a provision for income taxes of $78,000 for the comparable periods in 2012;

•
A net loss from discontinued operations, net of tax, of $881,000 and $6.3 million for the three and nine months ended September 30, 2013, respectively, compared to a net loss from discontinued operations, net of tax, of $2.2 million and $6.8 million for the comparable periods in 2012; and

•
A net loss attributable to noncontrolling interest in subsidiary of $38,000 and net income attributable to noncontrolling interest in subsidiary of $113,000 for the three and nine months ended September 30, 2013, respectively, compared to net income attributable to noncontrolling interest in subsidiary of $216,000 and a net loss attributable to noncontrolling interest in subsidiary of $229,000 for the comparable periods in 2012.

Net Interest Income and Average Balance Sheets. The primary source of our income is net interest income. The following table sets forth, on a tax-equivalent basis, certain information on a continuing operations basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013			2012			2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars expressed in thousands)
ASSETS
Interest-earning assets:
Loans (1)(2)(3)	$2,807,856	28,871	4.08%	$2,978,616	34,470	4.60%	$2,818,916	88,955	4.22%	$3,077,694	108,329	4.70%
Investment securities (3)	2,428,050	12,892	2.11	2,895,814	15,290	2.10	2,575,119	39,526	2.05	2,723,204	43,560	2.14
FRB and FHLB stock	27,382	303	4.39	26,518	290	4.35	27,484	913	4.44	26,475	850	4.29
Short-term investments	539,438	346	0.25	214,763	137	0.25	431,143	831	0.26	314,203	596	0.25
Total interest-earning assets	5,802,726	42,412	2.90	6,115,711	50,187	3.26	5,852,662	130,225	2.97	6,141,576	153,335	3.33
Nonearning assets	391,396			407,809			406,253			409,434
Assets of discontinued operations	39,467			48,315			42,486			50,172
Total assets	$6,233,589			$6,571,835			$6,301,401			$6,601,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$671,924	83	0.05%	$628,292	107	0.07%	$653,154	233	0.05%	$615,710	320	0.07%
Savings and money market	1,862,525	675	0.14	1,903,048	811	0.17	1,854,886	1,942	0.14	1,929,595	2,811	0.19
Time deposits of $100 or more	376,061	529	0.56	467,666	935	0.80	395,980	1,758	0.59	493,353	3,196	0.87
Other time deposits	697,117	860	0.49	845,637	1,577	0.74	730,303	2,941	0.54	885,931	5,462	0.82
Total interest-bearing deposits	3,607,627	2,147	0.24	3,844,643	3,430	0.35	3,634,323	6,874	0.25	3,924,589	11,789	0.40
Other borrowings	35,758	1	0.01	32,641	16	0.20	32,246	(11)	(0.05)	36,025	57	0.21
Subordinated debentures	354,181	3,804	4.26	354,105	3,747	4.21	354,162	11,213	4.23	354,086	11,116	4.19
Total interest-bearing liabilities	3,997,566	5,952	0.59	4,231,389	7,193	0.68	4,020,731	18,076	0.60	4,314,700	22,962	0.71
Noninterest-bearing liabilities:
Demand deposits	1,221,751			1,178,864			1,191,794			1,156,038
Other liabilities	188,649			165,037			188,719			155,262
Liabilities of discontinued operations	558,532			705,586			614,684			696,040
Total liabilities	5,966,498			6,280,876			6,015,928			6,322,040
Stockholders’ equity	267,091			290,959			285,473			279,142
Total liabilities and stockholders’ equity	$6,233,589			$6,571,835			$6,301,401			$6,601,182

Net interest income		36,460			42,994			112,149			130,373
Interest rate spread			2.31			2.58			2.37			2.62
Net interest margin (4)			2.49%			2.80%			2.56%			2.84%
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)
Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were $46,000 and $141,000 for the three and nine months ended September 30, 2013, respectively, and $69,000 and $210,000 for the comparable periods in 2012.

(4)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.
Our balance sheet is presently asset sensitive, and as such, our net interest margin has been negatively impacted by the low interest rate environment. Our asset-sensitive position, coupled with the level of our nonperforming assets, the increased level of average lower-yielding short-term investments and investment securities, the lower level of average loans and the additional interest expense accrued on our regularly scheduled deferred interest payments on our junior subordinated debentures has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income in the future. We continue our efforts to reduce nonperforming and potential problem loans and re-define our overall strategy and business plans with respect to our loan portfolio in light of ongoing changes in market conditions in our markets, focusing on loan growth initiatives to offset the impact of the decrease in problem loans and other loan relationships.
Net interest income, expressed on a tax-equivalent basis, decreased to $36.5 million and $112.1 million for the three and nine months ended September 30, 2013, respectively, compared to $43.0 million and $130.4 million for the comparable periods in 2012. Our net interest margin decreased 31 and 28 basis points to 2.49% and 2.56% for the three and nine months ended September 30, 2013, respectively, from 2.80% and 2.84% for the comparable periods in 2012. We attribute the decrease in our net interest margin and net interest income for the three and nine months ended September 30, 2013, as compared to the comparable periods in 2012, to a lower average balance of interest-earning assets, a change in the mix of our interest-earning assets, which has shifted from loans and investment securities to low-yielding cash and cash equivalents in anticipation of the expected sale of our ABS line of business in the fourth quarter of 2013, and a decrease in the average yield on loans, partially offset by a decrease in interest-bearing liabilities and the average rate paid on our interest-bearing liabilities. The average yield earned on our interest-earning assets decreased 36 basis points to 2.90% and 2.97% for the three and nine months ended September 30, 2013, respectively, compared to 3.26% and 3.33% for the comparable periods in 2012, while the average rate paid on our interest-bearing liabilities decreased nine and 11 basis points to 0.59% and 0.60% for the three and nine months ended September 30, 2013, respectively, compared to 0.68% and 0.71% for the comparable periods in 2012. Average interest-earning assets decreased $313.0 million and $288.9 million to $5.80 billion and $5.85 billion for the three and nine months ended September 30, 2013, respectively, compared to $6.12 billion and $6.14 billion for the comparable periods in 2012. Average interest-bearing liabilities decreased $233.8 million and $294.0 million to $4.00 billion and $4.02 billion for the three and nine months ended September 30, 2013, respectively, compared to $4.23 billion and $4.31 billion for the comparable periods in 2012. Our net interest margin is expected to continue to remain at lower levels until loan balances stabilize and consistent loan origination returns within our core markets.
Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased $5.6 million and $19.4 million for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. Average loans decreased $170.8 million and $258.8 million to $2.81 billion and $2.82 billion for the three and nine months ended September 30, 2013, respectively, from $2.98 billion and $3.08 billion for the comparable periods in 2012. The decrease in average loans primarily reflects a substantial level of loan payoffs and principal payments and the exit of certain of our problem credit relationships. The yield on our loan portfolio decreased 52 and 48 basis points to 4.08% and 4.22% for the three and nine months ended September 30, 2013, respectively, from 4.60% and 4.70% for the comparable periods in 2012. The yield on our loan portfolio continues to be adversely impacted by the lower levels of prime and LIBOR interest rates, as a significant portion of our loan portfolio is priced to these indices. We experienced a significant increase in new loan production volumes during the first nine months of 2013, as compared to the first nine months of 2012, and we continue to focus on loan growth initiatives.
Interest income on our investment securities, expressed on a tax-equivalent basis, decreased $2.4 million and $4.0 million for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. Average investment securities decreased $467.8 million and $148.1 million for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. The decrease in our average investment securities primarily reflects the reinvestment of proceeds from sales and maturities of certain investment securities into cash and cash equivalents in anticipation of the expected sale of our ABS line of business during the fourth quarter of 2013. The yield earned on our investment securities portfolio increased one basis point to 2.11% for the three months ended September 30, 2013, as compared to 2.10% for the comparable period in 2012, and decreased nine basis points to 2.05% for the nine months ended September 30, 2013, as compared to 2.14% for the comparable period in 2012.
Interest income on our short-term investments increased $209,000 and $235,000 for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. Average short-term investments increased $324.7 million and $116.9 million for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. The increase in average short-term investments reflects the utilization of funds available from the decline in our loan portfolio and sales and maturities of investment securities to increase our liquidity position in anticipation of the expected sale of our ABS line of business during the fourth quarter of 2013, partially offset by a decline in average deposit balances. The yield on our short-term investments was 0.25% and 0.26% for the three and nine months ended September 30, 2013, respectively, as compared to 0.25% for the comparable periods in 2012, reflecting the investment of the majority of funds in our short-term investments in our correspondent bank account with the FRB, which currently earns 0.25%. The high level of short-term investments, while necessary to complete certain transactions associated with our Capital Plan and to maintain significant balance sheet liquidity in light of uncertain economic conditions, has negatively impacted our net interest margin and will negatively impact our net interest margin in future periods until we complete the expected sale of our ABS line of business during the fourth quarter of 2013, in addition to reducing our short-term investments through deployment of such funds into other higher-yielding assets.
Interest expense on our interest-bearing deposits decreased $1.3 million and $4.9 million for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. Average total deposits decreased $194.1 million and $254.5 million to $4.83 billion for the three and nine months ended September 30, 2013, from $5.02 billion and $5.08 billion for the comparable periods in 2012, respectively. Average interest-bearing deposits decreased $237.0 million and $290.3 million for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. The decrease in average interest-bearing deposits primarily reflects anticipated reductions of higher rate certificates of deposit and promotional money market deposits, partially offset by organic growth in demand deposits through deposit development programs, including marketing campaigns and enhanced product and service offerings. The mix in our deposit portfolio volumes for the three and nine months ended September 30, 2013, as compared to the comparable periods in 2012, primarily reflects a shift from time deposits and savings and money market deposits to interest-bearing and noninterest-bearing demand deposits. Decreases in our average time deposits, and savings and money market deposits of $253.0 million and $74.7 million, respectively, for the nine months ended September 30, 2013, as compared to the comparable period in 2012, were partially offset by increases in average interest-bearing and noninterest-bearing demand deposits of $37.4 million and $35.8 million, respectively, for the nine months ended September 30, 2013, as compared to the comparable period in 2012. The aggregate weighted average rate paid on our interest-bearing deposit portfolio decreased 11 and 15 basis points to 0.24% and 0.25% for the three and nine months ended September 30, 2013, respectively, from 0.35% and 0.40% for the comparable periods in 2012, reflecting the re-pricing of certificate of deposit accounts to current market interest rates upon maturity and our efforts to reduce deposit costs across our deposit portfolio. The weighted average rate paid on our time deposit portfolio declined to 0.51% and 0.56% for the three and nine months ended September 30, 2013, respectively, from 0.76% and 0.84% for the comparable periods in 2012; the weighted average rate paid on our savings and money market deposit portfolio declined to 0.14% for the three and nine months ended September 30, 2013, from 0.17% and 0.19%, respectively, for the comparable periods in 2012; and the weighted average rate paid on our interest-bearing demand deposits declined to 0.05% for the three and nine months ended September 30, 2013, from 0.07% for the comparable periods in 2012.
Interest expense on our other borrowings decreased $15,000 and $68,000 for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. Average other borrowings increased $3.1 million for the three months ended September 30, 2013, as compared to the comparable period in 2012, and decreased $3.8 million for the nine months ended September 30, 2013, as compared to the comparable period in 2012. Average other borrowings were comprised solely of daily repurchase agreements utilized by our commercial deposit customers as an alternative deposit product in connection with cash management activities. The aggregate weighted average rate paid on our other borrowings decreased 19 and 26 basis points for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. Interest expense on other borrowings also reflects the timing of interest accruals associated with uncertain tax positions.
Interest expense on our junior subordinated debentures increased $57,000 and $97,000 for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. Average junior subordinated debentures were $354.2 million for the three and nine months ended September 30, 2013, as compared to $354.1 million for the comparable periods in 2012. The aggregate weighted average rate paid on our junior subordinated debentures increased to 4.26% and 4.23% for the three and nine months ended September 30, 2013, respectively, from 4.21% and 4.19% for the comparable periods in 2012. The aggregate weighted average rates reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures of $728,000 and $2.0 million for the three and nine months ended September 30, 2013, respectively, compared to $537,000 and $1.5 million for the comparable periods in 2012, as further discussed in Note 9 to our consolidated financial statements. The additional interest expense accrued on the regularly scheduled deferred interest payments increased the weighted average rate paid on our junior subordinated debentures by approximately 82 and 76 basis points for the three and nine months ended September 30, 2013, respectively, as compared to 60 and 55 basis points for the comparable periods in 2012. The increase in additional interest expense accrued on the regularly scheduled deferred interest payments was partially offset by a decline in LIBOR rates, as approximately 79.4% of our junior subordinated debentures are variable rate.
Rate / Volume. The following table indicates, on a tax-equivalent basis, the changes in interest income and interest expense on a continuing basis that are attributable to changes in average volume and changes in average rates, for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:
	Three Months Ended September 30, 2013 Compared to 2012			Nine Months Ended September 30, 2013 Compared to 2012
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(dollars expressed in thousands)
Interest earned on:
Loans (1) (2) (3)	$(1,884)	(3,715)	(5,599)	(8,748)	(10,626)	(19,374)
Investment securities (3)	(2,471)	73	(2,398)	(2,275)	(1,759)	(4,034)
FRB and FHLB stock	10	3	13	33	30	63
Short-term investments	209	—	209	212	23	235
Total interest income	(4,136)	(3,639)	(7,775)	(10,778)	(12,332)	(23,110)
Interest paid on:
Interest-bearing demand deposits	8	(32)	(24)	17	(104)	(87)
Savings and money market deposits	(15)	(121)	(136)	(111)	(758)	(869)
Time deposits	(401)	(722)	(1,123)	(1,405)	(2,554)	(3,959)
Other borrowings	1	(16)	(15)	(5)	(63)	(68)
Subordinated debentures	1	56	57	2	95	97
Total interest expense	(406)	(835)	(1,241)	(1,502)	(3,384)	(4,886)
Net interest income	$(3,730)	(2,804)	(6,534)	(9,276)	(8,948)	(18,224)
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
Net interest income, expressed on a tax-equivalent basis, decreased $6.5 million and $18.2 million for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012, and reflects decreases due to volume of $3.7 million and $9.3 million, respectively, and decreases due to rate of $2.8 million and $8.9 million, respectively. The decrease in net interest income, expressed on a tax-equivalent basis, for the nine months ended September 30, 2013, as compared to the comparable period in 2012, due to volume was primarily driven by a decrease in the volume of loans and investment securities, partially offset by a decrease in the volume of interest-bearing deposits. The decrease in loans is further discussed under “—Loans and Allowance for Loan Losses.” The decrease in net interest income, expressed on a tax-equivalent basis, for the nine months ended September 30, 2013, as compared to the comparable period in 2012, due to rate was primarily driven by a decrease in our loan and investment securities yields, reflective of overall market conditions and competition during these periods, partially offset by a decline in the cost of our interest-bearing deposits.
Provision for Loan Losses. We did not record a provision for loan losses for the three and nine months ended September 30, 2013. We recorded a provision for loan losses of zero and $2.0 million for the three and nine months ended September 30, 2012, respectively. The decrease in the provision for loan losses for the nine months ended September 30, 2013, as compared to the comparable period in 2012, was primarily driven by the continued decrease in our overall level of nonaccrual loans and potential problem loans, a decrease in net loan charge-offs and a lower level of asset migration to classified asset categories during the first nine months of 2013 than the migration levels experienced during the first nine months of 2012, as further discussed under “—Loans and Allowance for Loan Losses.”
Our nonaccrual loans were $71.1 million at September 30, 2013, compared to $89.0 million at June 30, 2013, $109.9 million at December 31, 2012 and $131.6 million at September 30, 2012, reflecting a 45.9% decrease in nonaccrual loans year-over-year. The decrease in the overall level of nonaccrual loans was primarily driven by resolution of certain nonaccrual loans, gross loan charge-offs, and transfers to other real estate and repossessed assets exceeding net additions to nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses,” and reflects our continued progress with respect to the implementation of our asset quality improvement initiatives, designed to reduce the overall balance of nonaccrual and other potential problem loans and assets.
Our net loan charge-offs decreased to $1.4 million and $7.3 million for the three and nine months ended September 30, 2013, respectively, from $6.0 million and $25.5 million for the comparable periods in 2012. Our annualized net loan charge-offs were 0.19% and 0.35% of average loans for the three and nine months ended September 30, 2013, respectively, compared to 0.80% and 1.11% of average loans for the comparable periods in 2012. Loan charge-offs were $7.0 million and $20.8 million for the three and nine months ended September 30, 2013, respectively, compared to $13.9 million and $48.3 million for the comparable periods in 2012, and loan recoveries were $5.7 million and $13.5 million for the three and nine months ended September 30, 2013, respectively, compared to $7.9 million and $22.8 million for the comparable periods in 2012.
Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”

Noninterest Income. Noninterest income decreased $1.1 million and increased $341,000 to $15.5 million and $49.9 million for the three and nine months ended September 30, 2013, respectively, from $16.6 million and $49.5 million for the comparable periods in 2012. The following table summarizes noninterest income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2013	2012	Amount	%	2013	2012	Amount	%
	(dollars expressed in thousands)
Noninterest income:
Service charges on deposit accounts and customer service fees	$8,788	9,053	(265)	(2.9)%	$25,709	27,028	(1,319)	(4.9)%
Gain on loans sold and held for sale	1,314	4,325	(3,011)	(69.6)	4,439	10,308	(5,869)	(56.9)
Net gain on investment securities	108	789	(681)	(86.3)	37	1,306	(1,269)	(97.2)
Increase (decrease) in fair value of servicing rights	283	(2,417)	2,700	111.7	907	(4,608)	5,515	119.7
Loan servicing fees	1,740	1,741	(1)	(0.1)	5,233	5,659	(426)	(7.5)
Other	3,296	3,156	140	4.4	13,542	9,833	3,709	37.7
Total noninterest income	$15,529	16,647	(1,118)	(6.7)	$49,867	49,526	341	0.7
Service charges on deposit accounts and customer service fees decreased $265,000 and $1.3 million for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012, primarily reflecting reduced non-sufficient funds and returned check fee income on retail and commercial accounts coupled with changes in our deposit mix.
Gains on residential mortgage loans sold and held for sale decreased $3.0 million and $5.9 million for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. The decrease was primarily attributable to a decline in loan production volume in our mortgage banking division as new interest rate lock commitments decreased to $67.7 million and $268.2 million for the three and nine months ended September 30, 2013, respectively, as compared to $170.8 million and $458.8 million for the comparable periods in 2012. The decline in loan production volume was associated with a decrease in refinancing activity in our mortgage banking division.
We recorded net gains on investment securities of $108,000 and $37,000 for the three and nine months ended September 30, 2013, respectively, as compared to $789,000 and $1.3 million for the comparable periods in 2012. The net gain on investment securities for the three and nine months ended September 30, 2013 was attributable to the sale of certain investment securities in anticipation of the expected sale of our ABS line of business during the fourth quarter of 2013, as more fully described in Note 2 to our consolidated financial statements. The net gain for the nine months ended September 30, 2013 was partially offset by other-than-temporary impairment of $407,000 recorded during the first quarter of 2013 on a single municipal investment security classified as held-to-maturity. Proceeds from sales of available-for-sale investment securities were $25.1 million and $143.7 million for the three and nine months ended September 30, 2013, respectively, as compared to $107.6 million and $315.2 million for the comparable periods in 2012. During the third quarter of 2012, we sold $106.8 million of mortgage-backed securities at a gain of $786,000 to partially fund the purchase of $141.0 million of seasoned, performing one-to-four-family residential real estate loans.
Net gains (losses) associated with changes in the fair value of mortgage and SBA servicing rights increased to $283,000 and $907,000 for the three and nine months ended September 30, 2013, respectively, from $(2.4) million and $(4.6) million for the comparable periods in 2012. The changes in the fair value of mortgage and SBA servicing rights during the periods primarily reflect changes in mortgage interest rates and the related changes in estimated prepayment speeds, as well as changes in cash flow assumptions underlying SBA loans serviced for others.
Loan servicing fees decreased $1,000 and $426,000 for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. Loan servicing fees are primarily comprised of fee income generated from the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans originated to small business concerns, in addition to unused commitment fees received from lending customers. The level of such fees is primarily impacted by the balance of loans serviced and interest shortfall on serviced residential mortgage loans. Interest shortfall represents the difference between the interest collected from a loan servicing customer upon prepayment of the loan and the full month of interest that is required to be remitted to the security owner. The decrease in the level of loan servicing fees was primarily associated with declining volumes of SBA loans serviced for others in addition to unused commitment fees associated with declining loan and unused commitment amounts.
Other income increased $140,000 and $3.7 million for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. The increase in other income primarily reflects the following:

•
Net gains on sales of other real estate and repossessed assets of $795,000 and $4.8 million for the three and nine months ended September 30, 2013, respectively, including a gain of $2.7 million on the sale of a single property in the second quarter of 2013, as compared to net gains on sales of other real estate and repossessed assets of $1.1 million and $1.4 million for the comparable periods in 2012;

•	Income of $1.2 million recognized on the call of an SBA loan securitization in the first quarter of 2013; and

•	Losses on sales of certain bank-owned properties of $841,000 and $1.1 million for the three and nine months ended September 30, 2012; partially offset by

•	The receipt of a litigation settlement of $561,000 in the first quarter of 2012; and

•	A gain on the sale of a CRA investment of $402,000 in the first quarter of 2012.
Noninterest Expense. Noninterest expense decreased $3.5 million and $14.7 million to $45.3 million and $133.5 million for the three and nine months ended September 30, 2013, respectively, from $48.8 million and $148.2 million for the comparable periods in 2012. The decrease in our noninterest expense was primarily attributable to a lower level of expenses associated with our nonperforming assets and potential problem loans, decreased FDIC insurance expense and the implementation of certain measures intended to improve efficiency through the reduction of operating expenses, partially offset by an increase in salaries and employee benefits expenses. The following table summarizes noninterest expense for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2013	2012	Amount	%	2013	2012	Amount	%
	(dollars expressed in thousands)
Noninterest expense:
Salaries and employee benefits	$19,777	18,906	871	4.6%	$58,973	56,474	2,499	4.4%
Occupancy, net of rental income, and furniture and equipment	8,065	8,554	(489)	(5.7)	24,955	24,227	728	3.0
Postage, printing and supplies	533	611	(78)	(12.8)	1,872	1,956	(84)	(4.3)
Information technology fees	5,365	5,219	146	2.8	15,920	17,130	(1,210)	(7.1)
Legal, examination and professional fees	1,610	2,232	(622)	(27.9)	4,770	7,678	(2,908)	(37.9)
Advertising and business development	663	511	152	29.7	1,679	1,481	198	13.4
FDIC insurance	1,852	3,105	(1,253)	(40.4)	5,572	9,410	(3,838)	(40.8)
Write-downs and expenses on other real estate and repossessed assets	1,966	2,922	(956)	(32.7)	4,736	11,204	(6,468)	(57.7)
Other	5,474	6,779	(1,305)	(19.3)	15,018	18,638	(3,620)	(19.4)
Total noninterest expense	$45,305	48,839	(3,534)	(7.2)	$133,495	148,198	(14,703)	(9.9)
Salaries and employee benefits expense increased $871,000 and $2.5 million for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. The overall increase in salaries and employee benefits expense reflects normal compensation increases and an increase in severance expense associated with certain initiatives in our Capital Plan, partially offset by a decline year-over-year in the overall level of our full-time equivalent employees, or FTEs. Our FTEs, excluding discontinued operations, were 1,134 at September 30, 2013, compared to 1,140 at December 31, 2012 and 1,151 at September 30, 2012, representing decreases of 0.5% and 1.5%, respectively.
Occupancy, net of rental income, and furniture and equipment expense decreased $489,000 and increased $728,000 for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. The increase for the nine months ended September 30, 2013, as compared to the comparable period in 2012, primarily resulted from a $787,000 decrease in rent expense during the first quarter of 2012 associated with the transfer of a lease obligation to an unaffiliated third party and the related reversal of the corresponding straight-line rent liability.
Information technology fees increased $146,000 and decreased $1.2 million for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. The decrease in information technology fees for the nine months ended September 30, 2013, as compared to the comparable period in 2012, is primarily due to the implementation of certain profit improvement initiatives and related fee reductions with First Services, L.P. As more fully described in Note 16 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending, trust and small business lending divisions as well as our payroll processing department.
Legal, examination and professional fees decreased $622,000 and $2.9 million for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. The decrease in legal, examination and professional fees reflects a decline in legal expenses associated with loan collection activities, divestiture activities and litigation matters in comparison to the level of such expenses during the first nine months of 2012. Despite the decline in legal fees, we anticipate legal, examination and professional fees will remain at higher-than-historical levels in the near term, primarily as a result of elevated levels of legal and professional fees associated with ongoing collection efforts on commercial and consumer problem loans, ongoing matters associated with our Capital Plan, and certain litigation matters.

FDIC insurance expense decreased $1.3 million and $3.8 million for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. The decrease in FDIC insurance expense is reflective of a reduction in our assessment rate, effective October 2, 2012, in addition to reduced deposit levels and total assets during the first nine months of 2013, as compared to the comparable period in 2012.
Write-downs and expenses on other real estate and repossessed assets decreased $956,000 and $6.5 million for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. Write-downs related to the re-valuation of certain other real estate properties and repossessed assets decreased $265,000 and $5.7 million to $1.4 million and $2.2 million for the three and nine months ended September 30, 2013, respectively, from $1.7 million and $7.9 million for the comparable periods in 2012. Other real estate and repossessed asset expenses, exclusive of write-downs, such as taxes, insurance, and repairs and maintenance, were $545,000 and $2.5 million for the three and nine months ended September 30, 2013, respectively , as compared to $1.2 million and $3.3 million for the comparable periods in 2012. The balance of our other real estate and repossessed assets declined to $74.8 million at September 30, 2013, from $78.2 million at June 30, 2013, $92.0 million at December 31, 2012 and $110.4 million at September 30, 2012. The overall higher-than-historical level of expenses on other real estate and repossessed assets is associated with ongoing foreclosure activity, including current and delinquent real estate taxes paid on other real estate properties, as well as other property preservation related expenses. Although we continue to reduce the overall number and balance of other real estate properties and repossessed assets, we expect the level of write-downs and expenses on our other real estate and repossessed assets to continue to remain at elevated levels in the near term as a result of the high level of our other real estate and repossessed assets.
Other expense decreased $1.3 million and $3.6 million for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, loan expenses, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes, travel, meals and entertainment, overdraft losses and other nonrecurring expenses. The decrease in the overall level of other expense is reflective of the following:

•	Profit improvement initiatives and management's efforts to reduce overall expense levels;

•
Accruals and cash payments associated with certain litigation and other matters of $300,000 for the three and nine months ended September 30, 2013, as compared to $375,000 and $1.1 million for the three and nine months ended September 30, 2012, respectively;

•
Loan expenses related to collection matters of $836,000 and $2.1 million for the three and nine months ended September 30, 2013, respectively, as compared to $1.3 million and $2.6 million for the comparable periods in 2012.

•
Amortization expense and losses associated with CRA investments of $163,000 and $488,000 for the three and nine months ended September 30, 2013, respectively, as compared to $156,000 and $1.0 million for the comparable periods in 2012; and

•
Accruals and cash payments associated with repurchase losses in our Mortgage Division, resulting in expense of $250,000 and $1.1 million for the three and nine months ended September 30, 2013, respectively, as compared to $1.1 million and $2.3 million for the comparable periods in 2012. We have sold significant amounts of residential mortgage loans directly to government-sponsored enterprises, Fannie Mae (FNMA) and Freddie Mac (FHLMC) (collectively, the GSEs), and to investors other than GSEs, as whole loans. In connection with these sales, we make or have made various representations and warranties, breaches of which may result in a requirement that we repurchase the mortgage loans, or otherwise make whole or provide other remedies to the counterparties. We have recorded an estimated liability related to possible mortgage repurchase losses of $2.5 million and $2.0 million as of September 30, 2013 and December 31, 2012, respectively. Our estimated liability for possible loss is based on then-currently available information and is dependent on various factors, including our historical claims and settlement experience, projections of future defaults, and significant judgment and assumptions that are subject to change. As such, the future possible loss related to our representations and warranties may materially change in the future based on factors beyond our control or if actual experiences are different from our assumptions, including, without limitation, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the estimated liability and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. If future losses occur in excess of our recorded liability and estimated range of possible loss, such losses could have a material adverse effect on our cash flows, financial condition and results of operations.

(Benefit) Provision for Income Taxes. We recorded a benefit for income taxes of $65,000 and $45,000 for the three and nine months ended September 30, 2013, respectively. We recorded a benefit for income taxes of $138,000 and a provision for income taxes of $78,000 for the three and nine months ended September 30, 2012, respectively. The (benefit) provision for income taxes during the three and nine months ended September 30, 2013 and 2012 reflects the establishment of a full deferred tax asset valuation allowance during 2008 and the resulting inability to record tax benefits on our net loss in 2011 due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits is not presently “more likely than not,” as further described in Note 13 to our consolidated financial statements. The deferred tax asset valuation allowance was primarily established as a result of our three-year cumulative operating loss for the years ended December 31, 2008, 2007 and 2006, after considering all available objective evidence and potential tax planning strategies related to the amount of the deferred tax assets that are “more likely than not” to be realized. Effective January 1, 2013, an increase in the blended state tax rate was applied to the deferred state tax assets and liabilities which resulted in an increase to the net state deferred tax liabilities during the first quarter of 2013. A state income tax provision of $451,000, net of the federal benefit of $158,000, representing the effect of the change, was recognized in income from continuing operations during the first quarter of 2013. The benefit for income taxes for the nine months ended September 30, 2013 also reflects various state income tax adjustments.
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
After analysis of all available positive and negative evidence, we believe it is reasonably possible to reverse a portion, or all, of our deferred tax asset valuation allowance in the future. Historical and forecasted positive evidence includes: pre-tax operating income for the nine months ended September 30, 2013 and the year ended December 31, 2012; forecasted cumulative pre-tax operating income for the three years ending December 31, 2013; continued improvement in asset quality metrics; and certain other relevant factors. Any determination to reverse a portion, or all, of our deferred tax asset valuation allowance would be subject to ongoing evaluation and discussions with our advisors and subject to changes in circumstances and then-current available information.
Loss from Discontinued Operations, Net of Tax. We recorded a loss from discontinued operations, net of tax, of $881,000 and $6.3 million for the three and nine months ended September 30, 2013, respectively, compared to a loss from discontinued operations, net of tax, of $2.2 million and $6.8 million for the comparable periods in 2012. The loss from discontinued operations, net of tax, for the three and nine months ended September 30, 2013 and 2012 is reflective of the following:

•
A gain of $408,000 associated with the sale of eight of our retail branches in our Northern Florida Region on April 19, 2013, after the write-off of goodwill of $700,000 allocated to the Northern Florida Region;

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
Net (Loss) Income Attributable to Noncontrolling Interest in Subsidiary. Net (loss) income attributable to noncontrolling interest in subsidiary was $(38,000) and $113,000 for the three and nine months ended September 30, 2013, respectively, compared to net income (loss) attributable to noncontrolling interest in subsidiary of $216,000 and $(229,000) for the comparable periods in 2012, and was comprised of the noncontrolling interest in the net income (losses) of FB Holdings. The net income attributable to noncontrolling interest in subsidiary for the nine months ended September 30, 2013, as compared to the net loss for the comparable period in 2012, is primarily reflective of reduced expenses and write-downs on other real estate properties associated with the reduction of loans and other real estate balances held in FB Holdings, partially offset by lower gain on sales of other real estate properties. Noncontrolling interest in subsidiary is more fully described in Note 1 and Note 16 to our consolidated financial statements.
FINANCIAL CONDITION
Total assets decreased $271.8 million to $6.24 billion at September 30, 2013, from $6.51 billion at December 31, 2012. The decrease in our total assets was attributable to decreases in our investment securities portfolio, loan portfolio, goodwill, deferred income taxes, and other real estate and repossessed assets; partially offset by an increase in our cash and cash equivalents and assets of discontinued operations.
Cash and cash equivalents, which are comprised of cash and short-term investments, increased $195.3 million to $714.2 million at September 30, 2013, from $518.8 million at December 31, 2012, reflecting efforts to build liquidity in anticipation of the expected sale of our ABS line of business in the fourth quarter of 2013, which is expected to result in a cash outflow of approximately $480.0 million. The majority of funds in our short-term investments were maintained in our correspondent bank account with the

FRB, as further discussed under “—Liquidity Management.” The increase in our cash and cash equivalents was primarily attributable to the following:

•	A net decrease in our investment securities portfolio of $248.7 million, excluding the fair value adjustment on available-for-sale investment securities;

•
A decrease in loans of $94.4 million, exclusive of loan charge-offs, transfers of loans to other real estate and repossessed assets, and the reclassification of $20.4 million of loans associated with our ABS line of business to assets of discontinued operations;

•	Recoveries of loans previously charged off of $13.5 million;

•	Proceeds from the sales of other real estate and repossessed assets of $25.6 million;

•	A net increase in our other borrowings of $11.1 million, consisting of changes in our daily repurchase agreements utilized by customers as an alternative deposit product; and

•	Cash generated by operating earnings; partially offset by

•	A decrease in deposits of $108.3 million, exclusive of the reclassification of $549.1 million of deposits associated with our ABS line of business to liabilities of discontinued operations; and

•	The sale of eight of our Northern Florida retail branches on April 19, 2013, resulting in a cash outflow of $114.5 million.
Investment securities decreased $306.7 million to $2.37 billion at September 30, 2013, from $2.68 billion at December 31, 2012. The decrease primarily reflects proceeds from sales and maturities of investment securities in anticipation of the expected sale of our ABS line of business during the fourth quarter of 2013, which is expected to result in a cash outflow of approximately $480.0 million. The decrease also reflects a decrease in the fair value adjustment of approximately $35.9 million on our available-for-sale investment securities resulting from an increase in market interest rates during the period in addition to net amortization. During the first quarter of 2013, we also reclassified certain of our available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $242.5 million in aggregate, as further described in Note 3 to our consolidated financial statements and under “— Liquidity Management.”
Loans, net of net deferred loan fees, or total loans, decreased $143.8 million to $2.79 billion at September 30, 2013, from $2.93 billion at December 31, 2012. The decrease reflects the reclassification of $20.4 million of loans associated with our ABS line of business to assets of discontinued operations at September 30, 2013, as further discussed in Note 2 to our consolidated financial statements, gross loan charge-offs of $20.8 million, transfers of loans to other real estate and repossessed assets of $8.2 million, and other net loan activity of $94.4 million, including principal repayments and/or payoffs on nonperforming, potential problem and other loans as well as loan runoff in problem loans and loans in markets we previously exited, as further discussed under “— Loans and Allowance for Loan Losses.” These decreases are partially offset by new loan production as a result of successful efforts to expand existing loan relationships and develop new loan relationships.
Goodwill decreased $18.0 million to $107.3 million at September 30, 2013, from $125.3 million at December 31, 2012. The decrease reflects the allocation of $18.0 million of goodwill associated with our ABS line of business to assets of discontinued operations at September 30, 2013.
Other real estate and repossessed assets decreased $17.2 million to $74.8 million at September 30, 2013, from $92.0 million at December 31, 2012. The decrease in other real estate and repossessed assets was primarily attributable to the sale of other real estate properties and repossessed assets with a carrying value of $22.4 million at a net gain of $4.8 million, and write-downs of other real estate properties and repossessed assets of $2.2 million primarily attributable to declining real estate values on certain properties. These decreases were partially offset by foreclosures and additions to other real estate and repossessed assets aggregating $8.2 million, as further discussed under “— Loans and Allowance for Loan Losses.”
Deferred income tax assets decreased $13.3 million to $15.7 million at September 30, 2013, from $29.0 million at December 31, 2012. The decrease primarily resulted from a decrease in deferred tax liabilities associated with the corresponding decrease in the fair value adjustment on our available-for-sale investment securities, as further discussed below, and a corresponding increase in the deferred tax asset valuation allowance.
Assets and liabilities of discontinued operations were $38.5 million and $549.2 million, respectively, at September 30, 2013 and represent the assets and liabilities of our ABS line of business expected to be sold during the fourth quarter of 2013. Assets and liabilities of discontinued operations were $6.7 million and $155.7 million, respectively, at December 31, 2012, and represent the assets and liabilities associated with our three Northern Florida Region branches closed on April 5, 2013 and our eight Northern Florida Region branches sold on April 19, 2013. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.
Deposits decreased $657.4 million to $4.84 billion at September 30, 2013, from $5.49 billion at December 31, 2012. The decrease reflects the reclassification of $549.1 million of deposits associated with our ABS line of business to liabilities of discontinued operations at September 30, 2013, as further discussed in Note 2 to our consolidated financial statements. Exclusive of this transaction, total deposits decreased $108.3 million, which was primarily attributable to reductions of higher rate certificates of deposit and a decrease in savings and money market deposits, partially offset by an increase in demand deposits attributable to seasonal fluctuations. Time deposits and savings and money market deposits decreased $142.5 million and $9.5 million, respectively, and demand deposits increased $43.7 million.
Other borrowings, which are comprised of daily securities sold under agreements to repurchase (in connection with cash management activities of our commercial deposit customers), increased $11.1 million to $37.1 million at September 30, 2013, from $26.0 million at December 31, 2012, reflecting changes in customer balances associated with this product segment.
Deferred income tax liabilities decreased $13.0 million to $23.2 million at September 30, 2013, from $36.2 million at December 31, 2012. The decrease primarily resulted from a decrease in deferred tax liabilities associated with the corresponding decrease in the fair value adjustment of our available-for-sale investment securities as a result of an increase in market interest rates during the nine months ended September 30, 2013.
Accrued expenses and other liabilities increased $25.0 million to $169.2 million at September 30, 2013, from $144.3 million at December 31, 2012. The increase was primarily attributable to an increase of $14.8 million in dividends payable on our Class C Preferred Stock and our Class D Preferred Stock, to $76.8 million at September 30, 2013, and an increase of $11.2 million in accrued interest payable on our junior subordinated debentures to $59.0 million at September 30, 2013, as further discussed in Notes 9 and 10 to our consolidated financial statements.
Stockholders' equity, including noncontrolling interest in subsidiary, decreased $30.9 million to $269.1 million at September 30, 2013, from $300.0 million at December 31, 2012. The decrease reflects a decrease in accumulated other comprehensive income of $38.2 million associated with a decrease in unrealized gains on available-for-sale investment securities, resulting from the increase in market interest rates experienced during the year, and dividends declared and undeclared of $14.8 million, partially offset by net income, including discontinued operations, of $22.0 million.
Loans and Allowance for Loan Losses
Loan Portfolio Composition. Total loans represented 44.7% of our assets as of September 30, 2013, compared to 45.0% of our assets at December 31, 2012. Total loans decreased $143.8 million to $2.79 billion at September 30, 2013 from $2.93 billion at December 31, 2012. The following table summarizes the composition of our loan portfolio by category at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Commercial, financial and agricultural	$583,539	610,301
Real estate construction and development	125,333	174,979
Real estate mortgage:
One-to-four-family residential	924,389	986,767
Multi-family residential	103,362	103,684
Commercial real estate	1,003,533	969,680
Consumer and installment	18,773	19,262
Loans held for sale	28,313	66,133
Net deferred loan fees	(312)	(59)
Total loans	$2,786,930	2,930,747
The following table summarizes the composition of our loan portfolio by geographic region and/or business segment at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Mortgage Division	$518,796	582,021
Florida	59,841	65,582
Northern California	329,108	383,519
Southern California	935,786	922,191
Chicago	100,813	122,508
Missouri	538,206	528,168
Texas	27,297	41,951
Northern and Southern Illinois	222,534	212,177
Other	54,549	72,630
Total	$2,786,930	2,930,747

The net decrease in our loan portfolio during the first nine months of 2013 primarily reflects the following:

•
A decrease of $26.8 million, or 4.4%, in our commercial, financial and agricultural portfolio, primarily attributable to the reclassification of $20.6 million of such loans associated with our ABS line of business to assets of discontinued operations at September 30, 2013; partially offset by new loan production within this portfolio segment;

•
A decrease of $49.6 million, or 28.4%, in our real estate construction and development portfolio, primarily attributable to our continued efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment. During the third quarter of 2013, we received a payoff of $29.6 million on a single credit relationship in our Northern California region, of which $19.6 million of the loan relationship was on nonaccrual status and $10.0 million was considered a performing troubled debt restructuring, or performing TDR. The payoff of this loan relationship also resulted in a recovery to the allowance for loan losses of $2.2 million. The following table summarizes the composition of our real estate construction and development portfolio by region as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Northern California	$795	30,388
Southern California	91,020	88,893
Chicago	10,344	21,024
Missouri	4,936	9,791
Texas	4,692	9,927
Florida	853	378
Northern and Southern Illinois	6,495	8,260
Other	6,198	6,318
Total	$125,333	174,979
We have reduced our exposure to our real estate construction and development portfolio over the past several years due primarily to weak economic conditions and declines in real estate values in certain of our market areas which resulted in higher levels of charge-offs and foreclosures during these periods. Of the remaining portfolio balance of $125.3 million, $7.3 million, or 5.8%, of these loans were on nonaccrual status as of September 30, 2013 and $73.3 million, or 58.5%, of these loans were considered potential problem loans, including a $60.2 million loan relationship in our Southern California region, as further discussed below;

•
A decrease of $62.4 million, or 6.3%, in our one-to-four-family residential real estate loan portfolio primarily attributable to gross loan charge-offs of $11.0 million, transfers to other real estate of $5.0 million and principal payments; partially offset by new loan production. The following table summarizes the composition of our one-to-four-family residential real estate loan portfolio as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(dollars expressed in thousands)
One-to-four-family residential real estate:
Bank portfolio	$96,979	122,338
Mortgage Division portfolio, excluding Florida	409,180	427,759
Florida Mortgage Division portfolio	75,510	82,212
Home equity portfolio	342,720	354,458
Total	$924,389	986,767
Our Bank portfolio consists of mortgage loans originated to customers from our retail branch banking network. The decrease in this portfolio of $25.4 million, or 20.7%, during the first nine months of 2013 is primarily attributable to principal payments resulting from loan refinancings in the ongoing low, but recently increasing, mortgage interest rate environment. As of September 30, 2013, approximately $6.6 million, or 6.8%, of this portfolio is considered impaired, consisting of nonaccrual loans of $5.9 million and performing TDRs of $704,000.
Our Mortgage Division portfolio, excluding Florida, consists of both prime mortgage loans and Alt A and sub-prime mortgage loans that were originated prior to our discontinuation of Alt A and sub-prime loan products in 2007. The decrease in this portfolio of $18.6 million, or 4.3%, during the first nine months of 2013 is primarily attributable to principal payments, gross loan charge-offs of $5.7 million and transfers to other real estate, partially offset by the addition of approximately $52.7 million of new loan production into this portfolio, consisting of jumbo adjustable rate and 10 and 15-year fixed rate mortgages. As of September 30, 2013, approximately $82.0 million, or 20.0%, of this portfolio is considered impaired, consisting of nonaccrual loans of $13.8 million and performing TDRs of $68.2 million, including loans modified in the Home Affordable Modification Program, or HAMP, of $62.5 million.

Our Florida Mortgage Division portfolio, the majority of which was acquired in November 2007 through our acquisition of Coast Bank, consists primarily of prime mortgage loans and Alt A mortgage loans. The decrease in this portfolio of $6.7 million, or 8.2%, is primarily attributable to principal payments, gross loan charge-offs of $1.8 million and transfers to other real estate. As of September 30, 2013, approximately $11.7 million, or 15.5%, of this portfolio is considered impaired, consisting of performing TDRs of $8.7 million, including loans modified in HAMP of $6.7 million, and nonaccrual loans of $3.0 million. Our Mortgage Division portfolio, excluding Florida, and our Florida Mortgage Division portfolio are collectively defined as our Mortgage Division portfolio unless otherwise noted.
Our home equity portfolio consists of loans originated to customers from our retail branch banking network. The decrease in this portfolio of $11.7 million, or 3.3%, during the first nine months of 2013 is primarily attributable to principal payments, gross loan charge-offs of $2.4 million and ordinary and seasonal fluctuations experienced within this loan product type. As of September 30, 2013, approximately $6.1 million, or 1.8%, of this portfolio is on nonaccrual status;

•
A decrease of $322,000, or 0.3%, in our multi-family residential real estate portfolio. As of September 30, 2013, approximately $29.9 million, or 28.9%, of this portfolio is considered impaired, consisting of nonaccrual loans of $1.8 million and performing TDRs of $28.1 million, consisting solely of one loan relationship in our Chicago region (as further described below under Performing Troubled Debt Restructurings);

•
An increase of $33.9 million, or 3.5%, in our commercial real estate portfolio primarily attributable to new loan production within this portfolio segment, partially offset by our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment, including the payoff of a $5.2 million performing TDR in the second quarter of 2013. The following table summarizes the composition of our commercial real estate portfolio by loan type as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Farmland	$17,938	17,784
Owner occupied	525,371	552,983
Non-owner occupied	460,224	398,913
Total	$1,003,533	969,680

•	A decrease of $489,000, or 2.5%, in our consumer and installment portfolio, primarily reflecting portfolio runoff; and

•
A decrease of $37.8 million, or 57.2%, in our loans held for sale portfolio primarily resulting from a decline in origination volumes and the timing of subsequent sales into the secondary mortgage market.

Nonperforming Assets. Nonperforming assets include nonaccrual loans and other real estate and repossessed assets. The following table presents the categories of nonperforming assets and certain ratios as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Nonperforming Assets:
Nonaccrual loans:
Commercial, financial and agricultural	$11,897	19,050
Real estate construction and development	7,300	32,152
One-to-four-family residential real estate:
Bank portfolio	5,893	6,910
Mortgage Division portfolio	16,772	19,780
Home equity portfolio	6,145	8,671
Multi-family residential	1,810	6,761
Commercial real estate	21,310	16,520
Consumer and installment	6	28
Total nonaccrual loans	71,133	109,872
Other real estate and repossessed assets	74,831	91,995
Total nonperforming assets	$145,964	201,867

Total loans	$2,786,930	2,930,747

Performing troubled debt restructurings	$110,232	128,917

Loans past due 90 days or more and still accruing	$4,740	1,090

Ratio of:
Allowance for loan losses to loans	3.02%	3.13%
Nonaccrual loans to loans	2.55	3.75
Allowance for loan losses to nonaccrual loans	118.48	83.37
Nonperforming assets to loans, other real estate and repossessed assets	5.10	6.68
Our nonperforming assets, consisting of nonaccrual loans, other real estate and repossessed assets, decreased $55.9 million, or 27.7%, to $146.0 million at September 30, 2013, from $201.9 million at December 31, 2012.
We attribute the $38.7 million, or 35.3%, net decrease in our nonaccrual loans during the first nine months of 2013 to the following:

•	A decrease in nonaccrual loans of $7.2 million, or 37.5%, in our commercial, financial and agricultural portfolio;

•
A decrease in nonaccrual loans of $24.9 million, or 77.3%, in our real estate construction and development loan portfolio, reflecting our continued efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment, including the payoff of $19.6 million of nonaccrual loans associated with a single credit relationship in our Northern California region during the third quarter of 2013, as previously discussed, a $6.5 million paydown on a large loan relationship in our Southern California region during the third quarter of 2013 and slowing in the level of deterioration in this portfolio due in part to the decline in the total portfolio balance;

•
A decrease in nonaccrual loans of $6.6 million, or 18.5%, in our one-to-four-family residential real estate loan portfolio driven by gross loan charge-offs of $11.0 million, transfers to other real estate of $5.0 million and payments received, partially offset by additions to nonaccrual loans during the period;

•
A decrease in nonaccrual loans of $5.0 million, or 73.2%, in our multi-family residential loan portfolio, primarily reflecting a $2.5 million payoff on a nonperforming TDR during the second quarter of 2013; and

•
An increase in nonaccrual loans of $4.8 million, or 29.0%, in our commercial real estate portfolio primarily driven by additions to nonaccrual loans during the period, including a $13.5 million commercial real estate loan in our Southern California region during the third quarter of 2013. The increase in nonaccrual loans is partially offset by gross loan charge-offs of $5.1 million, transfers to other real estate of $2.5 million and payments received.

The decrease in other real estate and repossessed assets of $17.2 million, or 18.7%, during the first nine months of 2013 was primarily driven by the sale of other real estate properties with an aggregate carrying value of $22.4 million at a net gain of $4.8 million and write-downs of other real estate and repossessed assets of $2.2 million attributable to declining real estate values on certain properties, partially offset by foreclosures and other additions to other real estate aggregating $8.2 million. Of the $74.8 million of other real estate and repossessed assets at September 30, 2013, $28.0 million and $46.7 million consisted of properties with the most recent appraisal date being in 2013 and 2012, respectively. The remaining $130,000 of other real estate and repossessed assets at September 30, 2013 consisted of properties with the most recent appraisal date being in 2011 and 2010.
The following table summarizes the composition of our nonperforming assets by region / business segment at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Mortgage Division	$19,215	22,507
Florida	2,242	2,308
Northern California	572	25,661
Southern California	61,917	62,130
Chicago	5,132	18,126
Missouri	31,319	36,411
Texas	6,109	9,194
Northern and Southern Illinois	10,442	13,362
Other	9,016	12,168
Total nonperforming assets	$145,964	201,867
During the first nine months of 2013, we experienced a decline in nonperforming assets in all of our regions. We have been successful in reducing our overall level of nonperforming assets as a result of the completion of several asset quality improvement initiatives.
As of September 30, 2013 and December 31, 2012, loans identified by management as TDRs aggregating $11.7 million and $40.0 million, respectively, were on nonaccrual status and were classified as nonperforming loans.
While we continue our efforts to reduce nonperforming and potential problem loans, we expect market conditions in certain of our geographic sectors to remain uncertain, which may continue to impact the overall level of our nonperforming and potential problem loans, loan charge-offs, provision for loan losses and other real estate and repossessed assets balances.
Performing Troubled Debt Restructurings. The following table presents the categories of performing TDRs as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Real estate construction and development	$—	10,031
Real estate mortgage:
One-to-four-family residential	77,612	79,905
Multi-family residential	28,070	28,240
Commercial real estate	4,550	10,741
Total performing troubled debt restructurings	$110,232	128,917
Performing TDRs decreased $18.7 million, or 14.5%, during the first nine months of 2013, primarily attributable to the payoff of $10.0 million of real estate construction and development performing TDRs associated with a single credit relationship in our Northern California region during the third quarter of 2013, as previously discussed, and the payoff of a $5.2 million commercial real estate loan in our Southern California region during the second quarter of 2013. Our multi-family residential performing TDRs include a single $28.1 million loan relationship in our Chicago region that was restructured during the fourth quarter of 2012. We are closely monitoring this loan relationship, and while facts and circumstances are subject to change in the future, the borrower continued to service this obligation in accordance with the existing terms and conditions of the restructured credit agreement as of September 30, 2013.

Potential Problem Loans. As of September 30, 2013 and December 31, 2012, loans aggregating $104.9 million and $116.1 million, respectively, which were not classified as nonperforming assets or performing TDRs, were identified by management as having potential credit problems, or potential problem loans. These loans are generally defined as loans having an internally assigned grade of substandard and loans in the Mortgage Division which are 30-89 days past due. The following table presents the categories of our potential problem loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Commercial, financial and agricultural	$7,444	8,423
Real estate construction and development	73,285	81,364
Real estate mortgage:
One-to-four-family residential	6,234	11,664
Multi-family residential	555	773
Commercial real estate	17,366	13,868
Total potential problem loans	$104,884	116,092
Potential problem loans decreased $11.2 million, or 9.7%, during the first nine months of 2013. The decrease in potential problem loans reflects transfers of certain potential problem loans to special mention status, transfers to nonaccrual status and payment activity. Potential problem loans at September 30, 2013 include a $60.2 million real estate construction and development credit relationship in our Southern California region. We received a payment of $6.5 million during the third quarter of 2013 on this credit relationship and we continue to closely monitor this loan relationship. Based on recent valuations of the underlying collateral securing this loan relationship, we have determined that it is currently adequately secured. While facts and circumstances are subject to change in the future, the borrower continued to service this obligation in accordance with the existing terms and conditions of the credit agreement as of September 30, 2013.
The following table summarizes the composition of our potential problem loans by region / business segment at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(dollars expressed in thousands)
Mortgage Division	$4,291	6,627
Florida	2,322	4,443
Northern California	5,622	860
Southern California	74,082	88,690
Chicago	5,484	1,835
Missouri	5,743	7,391
Texas	578	842
Northern and Southern Illinois	3,847	4,775
Other	2,915	629
Total potential problem loans	$104,884	116,092
During the first nine months of 2013, we experienced a decline in potential problem loans in most of our regions, with the exception of our Northern California and Chicago regions. We have generally been successful in reducing the overall level of our potential problem loans as a result of the completion of several asset quality improvement initiatives.
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
Allowance for Loan Losses. Our allowance for loan losses decreased to $84.3 million at September 30, 2013, from $91.6 million at December 31, 2012. The decrease in our allowance for loan losses of $7.3 million during the first nine months of 2013 was primarily attributable to net charge-offs of $7.3 million, in addition to the decrease in nonaccrual loans of $38.7 million and the $143.8 million decrease in the overall level of our loan portfolio.
Our allowance for loan losses as a percentage of total loans was 3.02% and 3.13% at September 30, 2013 and December 31, 2012, respectively. The decrease in the allowance for loan losses as a percentage of total loans during the first nine months of 2013 was primarily attributable to the decrease in our nonaccrual loans, which generally require a higher allowance for loan losses relative to the amount of the loans than the remainder of the loan portfolio, in addition to a decrease in our historical net loan charge-off experience as a result of declining charge-off levels during the first nine months of 2013 and the year ended December 31, 2012, as compared to previous periods.
Our allowance for loan losses as a percentage of nonaccrual loans was 118.48% and 83.37% at September 30, 2013 and December 31, 2012, respectively. The increase in the allowance for loan losses as a percentage of nonaccrual loans during the first nine months of 2013 was primarily attributable to the decrease in nonaccrual loans, a portion of which did not carry a specific allowance for loan losses as these loans had been charged down to the estimated fair value of the related collateral less estimated costs to sell.

The following table summarizes the changes in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars expressed in thousands)
Allowance for loan losses, beginning of period	$85,633	120,227	91,602	137,710
Loans charged-off:
Commercial, financial and agricultural	(2,241)	(2,475)	(3,927)	(12,708)
Real estate construction and development	—	(2,495)	(448)	(8,918)
Real estate mortgage:
One-to-four-family residential loans:
Bank portfolio	(109)	(346)	(1,074)	(1,788)
Mortgage Division portfolio	(1,716)	(4,355)	(7,490)	(8,998)
Home equity portfolio	(431)	(1,477)	(2,419)	(4,308)
Multi-family residential loans	—	(143)	(162)	(1,312)
Commercial real estate loans	(2,488)	(2,636)	(5,121)	(10,026)
Consumer and installment	(55)	—	(153)	(269)
Total	(7,040)	(13,927)	(20,794)	(48,327)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	1,773	4,907	3,863	10,651
Real estate construction and development	2,557	534	4,273	4,253
Real estate mortgage:
One-to-four-family residential loans:
Bank portfolio	94	191	442	835
Mortgage Division portfolio	684	1,259	2,594	2,781
Home equity portfolio	101	129	362	438
Multi-family residential loans	—	1	141	44
Commercial real estate loans	443	827	1,683	3,673
Consumer and installment	32	54	111	144
Total	5,684	7,902	13,469	22,819
Net loans charged-off	(1,356)	(6,025)	(7,325)	(25,508)
Provision for loan losses	—	—	—	2,000
Allowance for loan losses, end of period	$84,277	114,202	84,277	114,202
Our net loan charge-offs were $1.4 million and $7.3 million for the three and nine months ended September 30, 2013, respectively, as compared to $6.0 million and $25.5 million for the comparable periods in 2012. Our annualized net loan charge-offs as a percentage of average loans were 0.19% and 0.35% for the three and nine months ended September 30, 2013, respectively, compared to 0.80% and 1.11% for the comparable periods in 2012. During the first nine months of 2013, as compared to the comparable period in 2012, we experienced a decrease in net loan charge-offs in all of our loan categories. The decrease in our overall net loan charge-off levels for the three and nine months ended September 30, 2013, as compared to the comparable periods in 2012, is primarily attributable to the following:

•
An increase in net loan charge-offs associated with our commercial, financial and agricultural portfolio of $2.9 million and a decrease in net loan charge-offs of $2.0 million for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. Net loan charge-offs associated with this portfolio were $468,000 and $64,000 for the three and nine months ended September 30, 2013, respectively, as compared to net loan recoveries of $2.4 million and net loan charge-offs of $2.1 million for the comparable periods in 2012;

•
A decrease in net loan charge-offs associated with our real estate construction and development portfolio of $4.5 million and $8.5 million for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. Net loan recoveries associated with this portfolio were $2.6 million and $3.8 million for the three and nine months ended September 30, 2013, respectively, as compared to net loan charge-offs of $2.0 million and $4.7 million for the comparable periods in 2012. Net loan recoveries for the third quarter of 2013 include a $2.2 million recovery associated with the payoff of a $29.6 million credit relationship in our Northern California region; and

•
An increase in net loan charge-offs associated with our commercial real estate portfolio of $236,000 and a decrease in net loan charge-offs of $2.9 million for the three and nine months ended September 30, 2013, respectively, as compared to the comparable periods in 2012. Net loan charge-offs associated with this portfolio were $2.0 million and $3.4 million for the three and nine months ended September 30, 2013, respectively, as compared to net loan charge-offs of $1.8 million and $6.4 million for the comparable periods in 2012. Net loan charge-offs for the third quarter of 2013 include a $2.1 million charge-off associated with the transfer of a $13.5 million potential problem loan in our Southern California region to nonaccrual status.
The following table summarizes the composition of our net loan charge-offs (recoveries) by region / business segment for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars expressed in thousands)
Mortgage Division	$1,032	3,098	4,896	6,217
Florida	281	780	1,586	1,775
Northern California	(2,059)	1,035	(2,161)	4,146
Southern California	1,328	1,240	1,422	4,164
Chicago	105	759	422	694
Missouri	277	(2,829)	997	1,771
Texas	(44)	(17)	(274)	974
Northern and Southern Illinois	343	971	1,021	2,848
Other	93	988	(584)	2,919
Total net loan charge-offs	$1,356	6,025	7,325	25,508
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

The following table is a summary of the allocation for loan losses to loans by category as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Commercial, financial and agricultural	2.40%	2.22%
Real estate construction and development	7.18	8.25
Real estate mortgage:
One-to-four-family residential loans	3.76	3.94
Multi-family residential loans	4.03	4.10
Commercial real estate loans	2.20	2.07
Consumer and installment	1.61	2.08
Total	3.02	3.13
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
The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our President and Chief Executive Officer, Chief Financial Officer, Controller, Chief Investment Officer, the Acting Chief Credit Officer, Chief Banking Officer, Director of Risk Management and Audit, and certain other senior officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions that are either specifically directed by the ALCO or established by policy guidelines.
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
We are “asset-sensitive,” indicating that our assets would generally re-price with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 6.9% of net interest income, based on assets and liabilities at September 30, 2013. At September 30, 2013, we remain in an asset-sensitive position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve, as projected in our simulation model, are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with the effect of significant declines in interest rates that began in late 2007 and continued throughout 2008 and 2009 to historically low levels that remain prevalent in the current marketplace, and the overall level of our nonperforming assets, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.
We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of September 30, 2013, adjusted to account for anticipated prepayments:

	Three Months or Less	Over Three through Six Months	Over Six through Twelve Months	Over One through Five Years	Over Five Years	Total
	(dollars expressed in thousands)
Interest-earning assets:
Loans (1)	$1,334,940	157,372	268,266	853,932	172,420	2,786,930
Investment securities	86,989	81,367	160,126	1,238,140	801,969	2,368,591
FRB and FHLB stock	27,137	—	—	—	—	27,137
Short-term investments	579,123	—	—	—	—	579,123
Total interest-earning assets	$2,028,189	238,739	428,392	2,092,072	974,389	5,761,781
Interest-bearing liabilities:
Interest-bearing demand deposits	$250,823	155,917	101,685	74,569	94,906	677,900
Money market deposits	1,567,231	—	—	—	—	1,567,231
Savings deposits	48,457	39,905	34,204	48,456	114,015	285,037
Time deposits	317,195	211,480	268,942	282,957	85	1,080,659
Other borrowings	37,077	—	—	—	—	37,077
Subordinated debentures	282,481	—	—	—	71,710	354,191
Total interest-bearing liabilities	$2,503,264	407,302	404,831	405,982	280,716	4,002,095
Interest-sensitivity gap:
Periodic	$(475,075)	(168,563)	23,561	1,686,090	693,673	1,759,686
Cumulative	(475,075)	(643,638)	(620,077)	1,066,013	1,759,686
Ratio of interest-sensitive assets to interest-sensitive liabilities:
Periodic	0.81	0.59	1.06	5.15	3.47	1.44
Cumulative	0.81	0.78	0.81	1.29	1.44
____________________

(1)	Loans are presented net of net deferred loan fees.
Management made certain assumptions in preparing the foregoing table. These assumptions included:

•	Loans will repay at projected repayment rates;

•	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

•	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and

•	Fixed maturity deposits will not be withdrawn prior to maturity.
A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.
We were in an overall asset-sensitive position of $1.76 billion, or 28.2% of our total assets at September 30, 2013. We were in an overall liability-sensitive position on a cumulative basis through the twelve-month time horizon of $620.1 million, or 9.9% of our total assets at September 30, 2013.
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

The derivative instruments we held as of September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013		December 31, 2012
	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure
	(dollars expressed in thousands)
Customer interest rate swap agreements	$8,731	26	12,149	115
Interest rate lock commitments	27,118	743	59,932	1,837
Forward commitments to sell mortgage-backed securities	39,300	—	107,700	—
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
First Bank continues to maintain a significant amount of available balance sheet liquidity to provide funds for future loan growth initiatives and in anticipation of the expected sale of our ABS line of business, which is expected to be completed during the fourth quarter of 2013 and require a cash outlay of approximately $480.0 million. Our cash and cash equivalents were $714.2 million and $518.8 million at September 30, 2013 and December 31, 2012, respectively. The majority of these funds were maintained in our correspondent bank account with the FRB. The increase in our cash and cash equivalents of $195.3 million is further discussed under “— Financial Condition.”
Our unpledged investment securities decreased $413.4 million to $2.01 billion at September 30, 2013, from $2.42 billion at December 31, 2012, and are mostly comprised of highly liquid and readily marketable available-for-sale investment securities. The combined level of cash and cash equivalents and unpledged investment securities provided us with total available liquidity of $2.72 billion and $2.94 billion at September 30, 2013 and December 31, 2012, respectively. Our available liquidity of $2.72 billion represents 43.7% of total assets at September 30, 2013, in comparison to $2.94 billion, or 45.2% of total assets, at December 31, 2012. Our loan-to-deposit ratio increased to 57.6% at September 30, 2013 from 53.4% at December 31, 2012, primarily as a result of the reclassification of $549.1 million of deposits associated with our ABS line of business to liabilities of discontinued operations at September 30, 2013.
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
During the first nine months of 2013, we reduced our aggregate funds acquired from other sources of funds by $51.5 million to $435.3 million at September 30, 2013, from $486.8 million at December 31, 2012. These other sources of funds include certificates of deposit of $100,000 or more and other borrowings, which are comprised of daily securities sold under agreements to repurchase. The decrease was attributable to a reduction in certificates of deposit of $100,000 or more of $62.5 million, partially offset by an increase in our daily repurchase agreements of $11.1 million. The reduction in certificates of deposit of $100,000 or more was primarily attributable to a planned reduction of higher rate, single-service certificate of deposit relationships. The following table presents the maturity structure of these other sources of funds at September 30, 2013:

	Certificates of Deposit of $100,000 or More	Other Borrowings	Total
	(dollars expressed in thousands)
Three months or less	$118,626	37,077	155,703
Over three months through six months	74,566	—	74,566
Over six months through twelve months	90,336	—	90,336
Over twelve months	114,731	—	114,731
Total	$398,259	37,077	435,336
In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. First Bank's borrowing capacity through its relationship with the FRB was approximately $301.6 million and $344.0 million at September 30, 2013 and December 31, 2012, respectively. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency liquidity purposes. First Bank did not have any FRB borrowings outstanding at September 30, 2013 or December 31, 2012.
First Bank also has a borrowing relationship with the FHLB. First Bank's borrowing capacity through its relationship with the FHLB was approximately $394.4 million and $363.2 million at September 30, 2013 and December 31, 2012, respectively. The borrowing relationship is secured by one-to-four-family residential, multi-family residential and commercial real estate loans. First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. First Bank did not have any FHLB advances outstanding at September 30, 2013 or December 31, 2012.
As a means of further contingency funding, First Bank may use broker dealers to acquire deposits to fund both short-term and long-term funding needs, including brokered money market accounts, and has available funding, subject to certain limits, through the CDARS program. Exclusive of the CDARS program, First Bank does not generally utilize broker dealers to acquire deposits.
We believe First Bank has sufficient liquidity to meet its current and future near-term liquidity needs; however, no assurance can be made that First Bank's liquidity position will not be materially, adversely affected in the future.
First Banks, Inc. First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company's liquidity position is affected by dividends received from its subsidiaries and the amount of cash and other liquid assets on hand, payment of interest and dividends on debt and equity instruments issued by the Company (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, and proceeds the Company raises through the issuance of debt and/or equity instruments, if any. The Company's unrestricted cash totaled $2.0 million and $2.7 million at September 30, 2013 and December 31, 2012, respectively.
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
Additional long-term funding is provided by our junior subordinated debentures, as further described in Note 9 to our consolidated financial statements. As of September 30, 2013, we had 13 affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. The sole assets of the statutory and business trusts are our junior subordinated debentures.

We agreed, among other things, not to pay any dividends on our common or preferred stock or make any distributions of interest or other sums on our trust preferred securities without the prior approval of the FRB, as previously discussed under “Overview —Regulatory Agreements.”
In August, 2009, we announced the deferral of our regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October, 2009. The terms of the junior subordinated debentures and the related trust indentures allow us to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. The current allowable 20 consecutive quarterly deferral period ends with the respective payment dates of the trust preferred securities in September and October, 2014. Thus, unless we resume payment of interest on our junior subordinated debentures relating to our trust preferred securities and pay all cumulative interest that has been deferred by the respective payment dates of the trust preferred securities in September and October, 2014, the Company will trigger a payment default or penalty, and the trustee under the indentures will have the right and may elect to declare the entire outstanding amount of both principal and interest immediately due and payable. Such payment default or penalty would have a material adverse effect on our business, financial condition and results of operations.
The Company has deferred such payments for 17 quarterly periods as of September 30, 2013. These deferred payments aggregated $58.9 million at September 30, 2013, as more fully described in Note 9 to our consolidated financial statements. The Company currently lacks the source of income and the liquidity to make interest payments on the subordinated debentures associated with its trust preferred securities. Given restrictions placed upon First Bank, including regulatory restrictions, it may not be able to provide the Company with dividends in an amount sufficient to pay the cumulative deferred interest by the respective payment dates of the trust preferred securities in September and October, 2014. In such case, the Company would have to pursue alternative funding sources, but there can be no assurance that the Company will be able to identify and obtain alternative funding due to the uncertainty that such alternative funding sources would be available to the Company on terms and conditions that are acceptable to the Company.
During the deferral period, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to our junior subordinated debentures. Accordingly, we also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September, 2009, as further described in Note 10 to our consolidated financial statements. We have declared and deferred $68.4 million of regularly scheduled dividend payments on our Class C Preferred Stock and Class D Preferred Stock, and have declared and accrued an additional $8.4 million of cumulative dividends on such deferred dividend payments at September 30, 2013. As such, the aggregate amount of these deferred and accrued dividend payments was $76.8 million at September 30, 2013.
The Company's financial position will be adversely affected if it experiences increased liquidity needs and any of the following events occur:

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

•
First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so. As discussed above, First Bank has no outstanding borrowings at September 30, 2013, with the exception of $37.1 million of daily repurchase agreements utilized by customers as an alternative deposit product, and has substantial borrowing capacity through its relationships with the FHLB and the FRB, as previously discussed; or

•	The Company has difficulty raising cash through the future issuance of debt or equity instruments or by accessing additional sources of credit, as further described above.

•
The Company continues to be unable or prohibited by its regulators to make any interest payments on its outstanding junior subordinated debentures.The Company is unable to predict whether or when the FRB will grant approval to the Company to make any such interest payments. As such, if the Company triggers a payment default or penalty, and the trustee under the indentures elects to declare the entire outstanding amount of both principal and interest immediately due and payable, the Company may not be able to meet its financial commitments and related contractual obligations associated with its junior subordinated debentures.

The Company's financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing on terms acceptable to us is not available in the marketplace. If we are required to rely more heavily on more expensive funding sources to support our business, our revenues may not increase proportionately to cover our costs. In this case, our operating margins would be materially adversely affected. A lack of liquidity and/or cost-effective funding alternatives could lead to the Company's inability to meet its financial commitments and related contractual obligations associated with its junior subordinated debentures, which would have a material adverse affect on our business, financial condition and results of operations.
Other Commitments and Contractual Obligations. We have entered into long-term leasing arrangements and other commitments and contractual obligations in conjunction with our ongoing operating activities. The required payments under such leasing arrangements, other commitments and contractual obligations at September 30, 2013 were as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total (1)
	(dollars expressed in thousands)
Operating leases	$8,727	12,799	6,876	11,612	40,014
Certificates of deposit (2)	796,631	245,978	37,965	85	1,080,659
Other borrowings	37,077	—	—	—	37,077
Subordinated debentures (3)	—	—	—	354,191	354,191
Preferred stock issued under the CPP (3) (4)	—	—	—	310,170	310,170
Other contractual obligations	366	6	—	—	372
Total	$842,801	258,783	44,841	676,058	1,822,483
____________________

(1)
Amounts exclude ASC Topic 740 unrecognized tax liabilities of $858,000 and related accrued interest expense of $133,000 for which the timing of payment of such liabilities cannot be reasonably estimated as of September 30, 2013.

(2)	Amounts exclude the related accrued interest expense on certificates of deposit of $381,000 as of September 30, 2013.

(3)
Amounts exclude the accrued interest expense on junior subordinated debentures and the accrued dividends declared and undeclared on preferred stock issued under the CPP of $59.0 million and $76.8 million, respectively, as of September 30, 2013. As further described under “Overview – Regulatory Agreements,” we currently may not make any distributions of interest or other sums on our junior subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.

(4)	Represents amounts payable upon redemption of the Class C Preferred Stock and the Class D Preferred Stock issued under the CPP of $295.4 million and $14.8 million, respectively.
EFFECTS OF NEW ACCOUNTING STANDARDS
In July 2012, the FASB issued ASU 2012-02 - Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The provisions of this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other Than Goodwill. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We adopted the requirements of this ASU on January 1, 2013, which did not have a material impact on our consolidated financial statements or results of operations or the disclosures presented in our consolidated financial statements.
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
In July 2013, the FASB issued ASU 2013-11 - Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU clarifies guidance to eliminate diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exists at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this ASU do not require new recurring financial disclosures. This ASU is effective for interim and annual periods beginning after December 15, 2013. Early adoption is permitted. We are currently evaluating the requirements of this ASU and its impact on our consolidated financial statements, results of operations and the disclosures presented in our consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are included under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management,” appearing on pages 62 through 64 of this report.

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
The Company, SFC and First Bank entered into an Agreement with the FRB. As further described under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Overview and Recent Developments — Regulatory Agreements," the Company, SFC and First Bank entered into an Agreement with the FRB on March 24, 2010. Although we cannot predict the ramifications that would result from the failure to comply with each of the provisions of the Agreement, the failure to comply could have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, under the Agreement, the Company, SFC and First Bank must receive approval from the FRB prior to paying any dividends on capital stock or making any interest payments on the Company's outstanding junior subordinated debentures, which represent the source of distributions to holders of trust preferred securities.
As noted above and as further described in Note 11 to the Company's consolidated financial statements, the Company continues to be subject to the Agreement, which restricts the Company's ability to make any interest payments on the Company's outstanding junior subordinated debentures. The Company is unable to predict whether or when the FRB will grant approval to the Company to make any such interest payments. As further described in Note 9 to the Company's consolidated financial statements and under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity Management," if the Company is unable to resume payment of interest on its junior subordinated debentures relating to its trust preferred securities and pay all cumulative interest that has been deferred by the respective payment dates of the trust preferred securities in September and October, 2014, the Company will trigger a payment default or penalty, and the trustee under the indentures will have the right and may elect to declare the entire outstanding amount of both principal and interest immediately due and payable. As such, if the Company triggers a payment default or penalty, and the trustee under the indentures elects to declare the entire outstanding amount of both principal and interest immediately due and payable, there is a substantial risk that the Company would not be able to meet its financial commitments and related contractual obligations associated with its junior subordinated debentures, which would have a material adverse effect on our business, financial condition and results of operations.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 8, 2013

FIRST BANKS, INC.

By:	/s/	Terrance M. McCarthy
Terrance M. McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Lisa K. Vansickle
Lisa K. Vansickle
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)