Form 10-K
period 2013-12-31
FIRST BANKS, INC
filed 2014-03-25
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission File Number – 001-31610
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [   ] Yes [ X ] No
     None of the common stock of the Company is held by non-affiliates. All of the common stock of the Company is owned by various trusts, which were established by and for the benefit of Mr. James F. Dierberg, the Company’s Chairman of the Board of Directors, and members of his immediate family.
     At March 25, 2014, there were 23,661 shares of the registrant’s common stock outstanding. There is no public or private market for such common stock.

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

•
Regulatory actions that impact First Banks, Inc. and First Bank, including the regulatory agreement entered into among First Banks, Inc., First Bank, and the Federal Reserve Bank of St. Louis, as further discussed under “Item 1. Business —Supervision and Regulation – Regulatory Agreements;”

•
Our ability to comply with the terms of an agreement with our regulators pursuant to which we have agreed to take certain corrective actions to improve our financial condition and results of operations;

•
The effects of and changes in trade and monetary and fiscal policies and laws, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board of Governors;

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

•
Implementation of the Basel III regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act will include significant changes to bank capital, leverage and liquidity requirements, as further discussed under “Item 1. Business —Supervision and Regulation – Regulatory Capital Standards and Basel III Regulatory Capital Reforms;”

•	The ability to successfully acquire low cost deposits or alternative funding;

•	The effects of increased Federal Deposit Insurance Corporation deposit insurance assessments;

•	Changes in consumer spending, borrowing and savings habits;

•	The ability of First Bank to pay dividends to its parent holding company;

•	Our ability to pay cash dividends on our preferred stock and interest on our junior subordinated debentures;

•	High unemployment and the resulting impact on our customers’ savings rates and their ability to service debt obligations;

•	Possible changes in interest rates may increase our funding costs and reduce earning asset yields, thus reducing our margins;

•	The impact of possible future material impairment charges;

•	The ability to attract and retain senior management experienced in the banking and financial services industry;

•	Changes in the economic environment, competition, or other factors that may influence loan demand, deposit flows, the quality of our loan portfolio and loan and deposit pricing;

•	The impact on our financial condition of unknown and/or unforeseen liabilities arising from legal or administrative proceedings;

•	The threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism;

•	Possible changes in general economic and business conditions in the United States in general and particularly in the communities and market segments we serve;

•	Volatility and disruption in national and international financial markets;

•	Government intervention in the U.S. financial system;

•	The impact of laws and regulations applicable to us and changes therein;

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

PART I
Item 1. Business
General. First Banks, Inc., or we, or the Company, is a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. A list of First Bank’s subsidiaries at December 31, 2013 is included as Exhibit 21.1 and incorporated herein by reference. First Bank’s subsidiaries are wholly owned, except FB Holdings, LLC, or FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, as further described in Note 20 to our consolidated financial statements. At December 31, 2013, we had assets of $5.92 billion, loans, net of net deferred loan fees, or total loans, of $2.86 billion, deposits of $4.81 billion and stockholders’ equity of $488.3 million.
First Bank currently operates 130 branch offices in California, Florida, Illinois and Missouri, with 163 automated teller machines, or ATMs, across the four states. Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services. Commercial and personal deposit products include demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans and small business lending. Consumer lending includes residential real estate, home equity and installment lending. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, mobile banking, ATMs, telephone banking, safe deposit boxes, and trust and private banking services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income generated from our loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees and commissions generated by our mortgage banking and trust and private banking business units. Our extensive line of products and services are offered to customers primarily within our geographic areas, which presently include eastern Missouri, southern Illinois, southern and northern California, and Florida's Bradenton, Palmetto and Longboat Key communities. Primary responsibility for managing our banking units rests with the officers and directors of each unit, but we centralize many of our overall corporate policies, procedures and administrative functions and provide centralized operational support functions for our subsidiaries. This practice allows us to achieve various operating efficiencies while allowing our banking units to focus on customer service.
Capital Structure.
Voting Stock. Various trusts, established by and administered by and for the benefit of Mr. James F. Dierberg and members of his immediate family, own all of our voting stock other than the Class C Preferred Stock and Class D Preferred Stock that have limited voting rights, as discussed below. Mr. Dierberg and his family, therefore, control our management and policies.
Trust Preferred Securities. We have formed numerous affiliated Delaware or Connecticut business or statutory trusts. These trusts operate as financing entities and were created for the sole purpose of issuing trust preferred securities. The sole assets of the trusts are our junior subordinated debentures. In conjunction with the formation of our financing entities and their issuance of the trust preferred securities, we issued junior subordinated debentures to each of our financing entities in amounts equivalent to the respective trust preferred securities plus the amount of the common securities of the individual trusts. The trust preferred securities have no voting rights except in certain limited circumstances. The trust preferred securities issued by First Preferred Capital Trust IV are publicly held and traded on the New York Stock Exchange, or NYSE. The remaining trust preferred securities were issued in private placements. The interest accrued and payable on our junior subordinated debentures is included in interest expense in our consolidated statements of operations.
On August 10, 2009, we announced the deferral of our regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated debentures and the related trust indentures allow the Company to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. We had deferred such payments for 18 quarterly periods as of December 31, 2013. These deferred payments aggregated $62.7 million at December 31, 2013. On January 31, 2014, the Company received regulatory approval from the Federal Reserve Bank of St. Louis, or FRB, subject to certain conditions, granting First Bank the authority to pay a dividend to the Company, and authority for the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities. In February 2014, First Bank paid a dividend of $70.0 million to the Company and the Company notified the trustees of the trust preferred securities of its intention to pay all cumulative interest that had been deferred on the junior subordinated debentures relating to our trust preferred securities, on the regularly scheduled quarterly payment dates in March and April, 2014. The aggregate amount owed on all of the junior subordinated debentures relating to our trust preferred securities at the respective March and April, 2014 payment dates is $66.4 million.
See Note 12 to our consolidated financial statements for further discussion regarding our junior subordinated debentures relating to our trust preferred securities.
Class C Fixed Rate Cumulative Perpetual Preferred Stock and Class D Fixed Rate Cumulative Perpetual Preferred Stock. On December 31, 2008, the Company entered into a Letter Agreement, including a Securities Purchase Agreement – Standard Terms, or Purchase Agreement, with the United States Department of the Treasury, or the U.S. Treasury, pursuant to the Troubled Asset Relief Program’s Capital Purchase Program, or CPP. Under the terms of the Purchase Agreement, on December 31, 2008, we issued to the U.S. Treasury, 295,400 shares of senior preferred stock, or Class C Preferred Stock, and a warrant, or Warrant, to acquire up to 14,784.78478 shares of a separate series of senior preferred stock, or Class D Preferred Stock (at an exercise price of $1.00 per share), for an aggregate purchase price of $295.4 million, pursuant to the standard CPP terms and conditions for non-public companies as described and set forth in the Purchase Agreement and the Warrant. Pursuant to the terms of the Warrant, the U.S. Treasury exercised the Warrant on December 31, 2008 and paid the exercise price by having us withhold, from the shares of Class D Preferred Stock that would otherwise be delivered to the U.S. Treasury upon such exercise, shares of Class D Preferred Stock issuable upon exercise of the Warrant with an aggregate liquidation amount equal in value to the aggregate exercise price of $14,784.78. The senior preferred stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Purchase Agreement contained limitations on certain actions of the Company, including, but not limited to, payment of dividends, redemptions and acquisitions of the Company’s equity securities, and compensation of senior executive officers. In addition, prior to the U.S. Treasury's sale of the Class C Preferred Stock and Class D Preferred Stock (as further described below), the U.S. Treasury had certain supervisory and oversight duties and responsibilities under the CPP and, pursuant to the terms of the Purchase Agreement, the U.S. Treasury was empowered to unilaterally amend any provision of the Purchase Agreement with the Company to the extent required to comply with any changes in applicable federal statutes. Furthermore, in the event the Company did not pay dividends on the preferred stock issued to the U.S. Treasury for an aggregate of six quarters, the U.S. Treasury had the right to elect two directors to our Board. On July 13, 2011, the U.S. Treasury elected two members to our Board of Directors as a result of our deferral of dividends to the U.S. Treasury for six quarters.
In addition to the right to elect two directors to the Company’s Board of Directors, the holders of the Class C Preferred Stock and Class D Preferred Stock have limited voting rights, except as required by law or to the extent such rights are waived. For as long as shares of the Class C Preferred Stock or Class D Preferred Stock are outstanding, in addition to any other vote or consent of the shareholders required by law or the Company’s articles of incorporation, the vote or consent of holders of at least 66 2/3% of the shares of the Class C Preferred Stock or Class D Preferred Stock outstanding is required for any authorization or issuance of shares ranking senior to the Class C Preferred Stock or Class D Preferred Stock, respectively; any amendments to the rights of the Class C Preferred Stock or Class D Preferred Stock that adversely affect the rights, privileges or voting power of the Class C Preferred Stock or Class D Preferred Stock, respectively; or initiation and completion of any merger, share exchange or similar transaction unless the shares of Class C Preferred Stock or Class D Preferred Stock, respectively, remain outstanding, or, if the Company is not the surviving entity in such transaction, are converted into or exchanged for preferred securities of the surviving entity that have the same rights, preferences, privileges and voting power of the Class C Preferred Stock and Class D Preferred Stock.
The Class C Preferred Stock and Class D Preferred Stock qualify as Tier 1 capital. Dividends on our Class C Preferred Stock and Class D Preferred Stock, which, as of December 31, 2013, carry annual dividend rates of 5.00% and 9.00%, respectively, are payable quarterly. The dividends on our Class C Preferred Stock of 5.00% increase to 9.00% per annum on and after February 15, 2014. We suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009, as further described in Note 13 to our consolidated financial statements.
During the third quarter of 2013, the U.S. Treasury completed two auctions that resulted in the sale of our Class C Preferred Stock and Class D Preferred Stock to unaffiliated third party investors. We did not receive any proceeds from the sale and the sale did not have any effect on the terms of the outstanding Class C Preferred Stock and Class D Preferred Stock, including our obligation to satisfy accrued and unpaid dividends prior to the payment of any dividend or other distribution to holders of junior or parity stock (including our common stock, Class A Preferred Stock and Class B Preferred Stock). We have deferred and accrued $68.4 million of regularly scheduled dividend payments on our Class C Preferred Stock and Class D Preferred Stock, and have accrued an additional $9.4 million of cumulative dividends on such deferred dividend payments at December 31, 2013. As such, the aggregate amount of these deferred and accrued dividend payments was $77.8 million at December 31, 2013.
See Note 13 to our consolidated financial statements for further discussion regarding our Class C Preferred Stock and Class D Preferred Stock.

Recent Developments and Other Matters.
Discontinued Operations. On May 13, 2013, we entered into a Purchase and Assumption Agreement that provided for the sale of certain assets and the transfer of certain liabilities, primarily deposits, of our Association Bank Services, or ABS, line of business, to Union Bank, N.A., or Union Bank, headquartered in San Francisco, California. ABS, previously headquartered in Vallejo, California, provided a full range of services to homeowners associations and community management companies. The transaction was completed on November 22, 2013. Under the terms of the agreement, Union Bank assumed $572.1 million of deposits, as well as certain other liabilities, and paid a premium on certain deposit accounts acquired in the transaction. Union Bank also purchased certain assets, including $20.8 million of loans, at par value. The transaction resulted in a gain of $28.6 million, after the write-off of goodwill of $18.0 million allocated to ABS, during the fourth quarter of 2013.
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
Furthermore, on April 5, 2013, we closed our three remaining retail branches located in Hillsborough County and Pasco County. The closure of these three remaining retail branches in the Northern Florida Region resulted in expense of $2.3 million during the second quarter of 2013 attributable to continuing obligations under facility leasing arrangements.
The eight branches sold and three branches closed during the second quarter of 2013 are collectively defined as the Northern Florida Region.
We have applied discontinued operations accounting in accordance with Accounting Standards Codification™, or ASC, Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities associated with our Northern Florida Region as of December 31, 2012, and to the operations of our ABS line of business, our Northern Florida Region and our remaining three Northern Illinois retail branches, or Northern Illinois Region, for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, as applicable. All financial information in this Annual Report on Form 10-K is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our consolidated financial statements for further discussion regarding discontinued operations.
Capital Plan. We have been working since the beginning of 2008 to strengthen our capital ratios and improve our financial performance. Additionally, on August 10, 2009, we announced the adoption of our Capital Optimization Plan, or Capital Plan, designed to improve our capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. We adopted our Capital Plan in order to, among other things, preserve our regulatory capital. A summary of the primary initiatives completed as of December 31, 2013 is shown in the table below. See Note 2 to our consolidated financial statements for a discussion of initiatives associated with our Capital Plan that were completed during the years ended December 31, 2013, 2012 and 2011.

	Gain (Loss) on Sale	Decrease in Intangible Assets	Decrease in Risk-Weighted Assets	Total Risk- Based Capital Benefit (1)
	(dollars expressed in thousands)
Sale of ABS line of business	$28,615	18,000	20,800	48,400
Sale of Northern Florida Region	408	700	3,400	1,400
Increase in Other Risk-Weighted Assets	—	—	(26,300)	(2,300)
Total 2013 Capital Initiatives	$29,023	18,700	(2,100)	47,500

Reduction in Other Risk-Weighted Assets	$—	—	287,700	25,200
Total 2012 Capital Initiatives	$—	—	287,700	25,200

Sale of Remaining Northern Illinois Region	$425	1,558	33,800	4,900
Sale of Edwardsville Branch	263	500	1,400	900
Reduction in Other Risk-Weighted Assets	—	—	877,900	76,800
Total 2011 Capital Initiatives	$688	2,058	913,100	82,600

Partial Sale of Northern Illinois Region	$6,355	9,683	141,800	28,500
Sale of Texas Region	4,984	19,962	116,300	35,100
Sale of MVP	(156)	—	800	(100)
Sale of Chicago Region	8,414	26,273	342,600	64,700
Sale of Lawrenceville Branch	168	1,000	11,400	2,200
Reduction in Other Risk-Weighted Assets	—	—	2,111,400	184,700
Total 2010 Capital Initiatives	$19,765	56,918	2,724,300	315,100

Sale of WIUS loans	$(13,077)	19,982	146,700	19,700
Sale of restaurant franchise loans	(1,149)	—	64,400	4,500
Sale of asset-based lending loans	(6,147)	—	119,300	4,300
Sale of Springfield Branch	309	1,000	900	1,400
Sale of ANB	120	13,013	1,300	13,200
Reduction in Other Risk-Weighted Assets	—	—	1,580,400	138,300
Total 2009 Capital Initiatives	$(19,944)	33,995	1,913,000	181,400

Total Completed Capital Initiatives	$29,532	111,671	5,836,000	651,800

(1)	Calculated as the sum of the gain (loss) on sale plus the reduction in intangible assets plus 8.75% of the reduction in risk-weighted assets.
In addition to the action items identified above with respect to our Capital Plan, we are also focused on the following actions which, as and/or if consummated, would further improve our regulatory capital ratios and/or result in a reduction of our risk-weighted assets and adjusted average assets:

•	Reduction in the overall level of our nonperforming assets and potential problem loans; and

•	Sale, merger or closure of individual branches or selected branch groupings.
Strategy. Our strategy emphasizes profitable growth within our market areas, aggressive management of asset quality and liquidity risks, and preservation and enhancement of regulatory capital. We have developed several plans around these actions, including the previously discussed Capital Plan, in addition to actions intended to improve overall profitability and asset quality.
We are in the process of implementing several action items regarding revenue enhancement and continued reduction of noninterest expenses including the following:

•
Accelerating the reduction of special mention, substandard and nonaccrual loans and other real estate to reduce future provisions for loan losses, increase our net interest income and reduce noninterest expenses associated with these assets, including legal fees, other real estate write-downs and other real estate expenses related to property preservation, taxes, insurance and other items;

•	Developing new loan growth strategies, primarily within our commercial and industrial, commercial real estate and residential mortgage segments;

•	Expanding our wealth management sales force and related noninterest income opportunities;

•	Pursuing opportunities to generate noninterest income through sales of other real estate properties, branch offices and other assets;

•	Increasing the volume of loans sold in the secondary market in our mortgage division through an expanded sales force and enhanced marketing initiatives; and

•	Evaluating opportunities to reduce noninterest expenses as a result of our smaller asset base and through other efficiency measures.
We are in the process of implementing several action items regarding asset quality improvement including the following:

•	Eliminating or significantly reducing the potential exposure to our largest nonperforming credit relationships;

•	Pursuing opportunities to generate significant recoveries on previously charged-off loans;

•	Modifying one-to-four-family residential real estate loans under the Home Affordable Modification Program, or HAMP, where deemed economically advantageous to our borrowers and us;

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

•	Further enhancing reporting mechanisms regarding asset quality related matters to assist management in further evaluating and assessing ongoing performance measurements and trends.
We believe the successful completion of the various components of these action items would substantially improve our financial performance and regulatory capital ratios. If we are not able to successfully complete a substantial portion of the action items, our business, financial condition, including our regulatory capital ratios, and results of operations may be materially and adversely affected and our ability to withstand continued adverse economic uncertainty could be threatened.
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
Commercial, Financial and Agricultural. Our commercial, financial and agricultural loan portfolio was $600.7 million, or 21.2% of total loans held for portfolio, at December 31, 2013, compared to $610.3 million, or 21.3% of total loans held for portfolio, at December 31, 2012. During recent years, we have attempted to further diversify our loan portfolio by increasing our commercial, financial and agricultural lending opportunities. However, certain transactions associated with our Capital Plan during the last five years, including loan sale transactions and reclassifications of loans to discontinued operations, have reduced the percentage of commercial, financial and agricultural loans as a percentage of total loans. The primary component of commercial, financial and agricultural loans is commercial loans, which are made based on the borrowers’ general credit strength and ability to generate cash flows for repayment from income sources. Most of these loans are made on a secured basis, generally involving the use of company equipment, inventory and/or accounts receivable, and, from time to time, real estate, as collateral. Regardless of collateral, substantial emphasis is placed on the borrowers’ ability to generate cash flow sufficient to operate the business and provide coverage of debt servicing requirements. Commercial loans are frequently renewable annually, although some terms may be as long as five years. These loans typically require the borrower to satisfy certain operating covenants appropriate for the specific business, such as profitability, debt service coverage and current asset and leverage ratios, which are generally reported and monitored on a quarterly basis and subject to more detailed annual reviews. Commercial loans are made to customers primarily located in First Bank’s geographic trade areas of California, Missouri and Illinois that are engaged in manufacturing, retailing, wholesaling and service businesses. This portfolio is not concentrated in large specific industry segments that are characterized by sufficient homogeneity that would result in significant concentrations of credit exposure. Rather, it is a highly diversified portfolio that encompasses many industry segments. Within both our real estate and commercial lending portfolios, we strive for the highest degree of diversity that is practicable. We also emphasize the development of other service relationships, particularly deposit accounts, with our commercial borrowers.
Real Estate Construction and Development. Our real estate construction and land development loan portfolio was $121.7 million, or 4.3% of total loans held for portfolio, at December 31, 2013, compared to $175.0 million, or 6.1% of total loans held for portfolio, at December 31, 2012. Real estate construction and land development loans include commitments for construction of both residential and commercial properties. Commercial real estate projects often require commitments for permanent financing from other lenders upon completion of the project and, more typically, may include a short-term amortizing component of the initial financing. Commitments for construction of multi-tenant commercial and retail projects generally require lease commitments from a substantial primary tenant or tenants prior to commencement of construction. We typically engage in multi-phase, multi-tenant projects, as opposed to large vertical projects, that allow us to complete the financing for the projects in phases and limit the number of tenant building starts based upon successful lease and/or sale of the tenant units. We finance some projects for borrowers whose home office is located within our trade area but the particular project may be outside our normal trade area. Although we generally do not engage in developing commercial and residential construction lending business outside of our trade area, certain loans acquired in acquisitions from time to time and certain other loans have been related to projects outside of our trade area. Residential real estate construction and development loans are made based on the cost of land acquisition and development, as well as the construction of the residential units. Although we finance the cost of display units and units held for sale, in most instances a substantial portion of the loans for individual residential units have purchase commitments prior to funding. Residential condominium projects are funded as the building construction progresses, but funding of unit finishing is generally based on firm sales contracts.
Commercial Real Estate. Our commercial real estate loan portfolio was $1.05 billion, or 37.0% of total loans held for portfolio, at December 31, 2013, compared to $969.7 million, or 33.9% of total loans held for portfolio, at December 31, 2012. Commercial real estate loans include loans for which the intended source of repayment is rental and other income from the real estate. This includes commercial real estate developed for lease to third parties as well as the owner’s occupancy. The underwriting of owner-occupied commercial real estate loans generally follows the procedures for commercial lending described above, except that the collateral is real estate, and the loan term may be longer. The primary emphasis in underwriting loans for which the source of repayment is the performance of the collateral is the projected cash flow from the real estate and its adequacy to cover the operating costs of the project and the debt service requirements. Secondary emphasis is placed on the appraised value of the real estate, with the requirement that the appraised liquidation value of the collateral must be adequate to repay the debt and related interest in the event the cash flow becomes insufficient to service the debt. Generally, underwriting terms require the loan principal not to exceed 80% of the appraised value of the collateral and the loan maturity not to exceed ten years. Commercial real estate loans are made for commercial office space, retail properties, industrial and warehouse facilities and recreational properties. We typically only finance commercial real estate or rental properties that have lease commitments for a majority of the rentable space.
Residential Real Estate Mortgage. Our one-to-four-family residential real estate mortgage loan portfolio was $921.5 million, or 32.5% of total loans held for portfolio, at December 31, 2013, compared to $986.8 million, or 34.4% of total loans held for portfolio, at December 31, 2012. Residential real estate mortgage loans are primarily loans secured by single-family, owner-occupied properties. These loans include both adjustable rate and fixed rate mortgage loans. We typically originate residential real estate mortgage loans for sale in the secondary mortgage market in the form of a mortgage-backed security or to various private third-party investors, although from time-to-time, we may purchase and/or retain certain originated residential mortgage loans, including home equity loans, in our loan portfolio as directed by management’s business strategies. Our residential real estate mortgage loans are generated through our branch office network as well as our mortgage division and are underwritten in accordance with conforming terms that allow the loans to be sold into the secondary market. We discontinued the origination of Alt A and Sub-prime mortgage loan products in 2007 and do not presently offer these loan products. Servicing rights may either be retained or released with respect to conventional, FHA and VA conforming fixed-rate and conventional adjustable rate residential mortgage loans.
Market Areas. As of December 31, 2013, First Bank’s 130 banking facilities were located in California, Florida, Illinois and Missouri. First Bank presently operates in the St. Louis metropolitan area, in eastern Missouri and throughout southern Illinois. First Bank also operates in southern California, including San Diego and the greater Los Angeles metropolitan area, including Ventura County, Riverside County and Orange County; in Santa Barbara County; in northern California, including the greater San Francisco and Sacramento metropolitan areas; and in Florida's Bradenton, Palmetto and Longboat Key communities.
The following table lists the geographic market areas in which First Bank operates, total deposits, deposits as a percentage of total deposits and the number of locations as of December 31, 2013:

Geographic Area	Total Deposits (in millions)	Deposits as a Percentage of Total Deposits	Number of Locations
Southern California	$1,552.6	32.2%	37
St. Louis, Missouri metropolitan area	1,239.7	25.8	34
Southern Illinois	786.2	16.3	20
Northern California	718.2	14.9	19
Missouri (excluding the St. Louis metropolitan area)	360.6	7.5	12
Florida	156.5	3.3	8
Other	0.1	—	—
Total Deposits	$4,813.9	100.0%	130
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
Employees. We employed approximately 1,147 full-time equivalent employees at December 31, 2013. None of the employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.
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
The Agreement requires, among other things, that the Company and First Bank obtain prior approval from the FRB in order to pay dividends. In addition, the Company must obtain prior approval from the FRB to: (i) take any other form of payment from First Bank representing a reduction in capital of First Bank; (ii) make any distributions of interest, principal or other sums on junior subordinated debentures or trust preferred securities; (iii) incur, increase or guarantee any debt; or (iv) purchase or redeem any shares of the Company’s stock. The FRB has complete discretion to grant any such approval and therefore, it is not known whether the FRB will approve any request. On January 31, 2014, the Company received regulatory approval from the FRB, subject to certain conditions, granting First Bank the authority to pay a dividend to the Company, and authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities.
Pursuant to the terms of the Agreement, the Company and First Bank submitted a written plan to the FRB to maintain sufficient capital at the Company, on a consolidated basis, and at First Bank, on a standalone basis. In addition, the Agreement also provides that the Company and First Bank must notify the FRB if the regulatory capital ratios of either entity fall below those set forth in the capital plans that were accepted by the FRB, and specifically if First Bank falls below the criteria for being well capitalized under the regulatory framework for prompt corrective action. The Company must also notify the FRB before appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer position. The Agreement also requires the Company and First Bank to comply with certain restrictions regarding indemnification and severance payments although First Bank has been notified, as of October 16, 2013, by the FRB that such restrictions are no longer applicable to First Bank. The Agreement is specifically enforceable by the FRB in court.
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
Safety and Soundness and Similar Regulations. We are subject to various regulations and regulatory policies directed at the financial soundness of First Bank. These include, but are not limited to: the Federal Reserve’s source of strength policy, which obligates a bank holding company such as us to provide financial and managerial strength to its subsidiary banks; restrictions on the nature and size of certain affiliate transactions between a bank holding company and its subsidiary depository institutions; and restrictions on extensions of credit by its subsidiary banks to executive officers, directors, principal stockholders and the related interests of such persons. In addition, pursuant to the Dodd-Frank Act, the longstanding source of strength policy has been given the force of law and additional regulations promulgated by the Federal Reserve to further implement the intent of the statutory provision are possible. As in the past, such financial support from the Company may be required at times when, without this legal requirement, the Company may not be inclined to provide it or may not be able to do so.
Regulatory Capital Standards and Basel III Regulatory Capital Reforms. The federal bank regulatory agencies have adopted substantially similar risk-based and leverage capital guidelines for banking organizations. Regulatory capital ratios are determined by classifying assets and specified off-balance sheet obligations and financial instruments into weighted categories, with higher levels of capital being required for categories deemed to represent greater risk. Federal Reserve policy also provides that banking organizations generally, and particularly those that are experiencing internal growth or actively making acquisitions, are expected to maintain capital positions that are substantially above the minimum supervisory levels, without significant reliance on intangible assets.
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
In addition to the risk-based standards, we are subject to minimum requirements with respect to the ratio of our Tier I capital to our average assets less goodwill and certain other intangible assets, or the Leverage Ratio. Applicable requirements provide for a minimum Leverage Ratio of 3% for bank holding companies that have the highest supervisory rating, while all other bank holding companies must maintain a minimum Leverage Ratio of at least 4% to 5%.
As further described in Note 14 to our consolidated financial statements, First Bank was categorized as well capitalized at December 31, 2013 and 2012 under the prompt corrective action provisions of the regulatory capital standards. The Company was adequately capitalized under the regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2013. The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2012.
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
In July, 2013, the Federal Reserve approved revisions to the capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.
The final rule, Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Capital Adequacy, Transition Provisions, Prompt Corrective Action, Standardized Approach for Risk-weighted Assets, Market Discipline and Disclosure Requirements, Advanced Approaches Risk-Based Capital Rule, and Market Risk Capital Rule, incorporates certain revisions to the Basel capital framework, including Basel III and other elements. The final rule increases risk-based capital requirements and makes selected changes to the calculation of risk-weighted assets. The final rule:

•	Includes a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets and raises the minimum Tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets;

•
Requires institutions to maintain a capital conservation buffer composed of common equity Tier 1 capital of 2.5% above the minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments, payments on our trust preferred securities and certain discretionary bonus payments to executive officers. The capital conservation buffer is measured relative to risk-weighted assets and will be phased in over a four-year period beginning on January 1, 2016 with an initial requirement of 0.625%, that subsequently increases to 1.25%, 1.875% and 2.5% on January 1, 2017, 2018 and 2019, respectively;

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

The calculation of Common Equity Tier 1 Capital is different from the calculation of common equity under U.S. generally accepted accounting principles, or GAAP. Most significantly for the Company, the Company's deferred tax assets, which are included in the calculation of common equity under GAAP, will be substantially phased out over time from the required calculation of Common Equity Tier 1 Capital for regulatory purposes. The deferred tax assets are scheduled to be substantially phased out from inclusion in the calculation of Common Equity Tier 1 Capital in 2018. Absent a substantial increase in qualifying common equity, the Company is not likely to meet the common equity Tier 1 requirement as it will be calculated in 2015, or to meet the common equity Tier 1 level as it will be calculated in 2016 when the capital conservation buffer goes into effect. The inability to remain adequately capitalized under the new Basel III capital requirements could materially adversely impact our financial condition, results of operations, ability to grow, and ability to make dividend payments and interest payments on capital stock and trust preferred securities. We are in the process of more fully evaluating the impact the final Basel III capital rules may have on our regulatory capital levels and capital planning strategies.
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
The federal regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels. Under the current regulations effective until revised under Basel III, as discussed above, a bank will be:

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
Dividends. Our primary source of funds is the dividends, if any, paid by First Bank. The ability of First Bank to pay dividends is limited by federal laws, by regulations promulgated by the bank regulatory agencies and by principles of prudent bank management. The dividend limitations are further described in Note 22 to our consolidated financial statements appearing elsewhere in this report. In addition, First Bank has agreed that it will not declare or pay any dividends or make certain other payments to us without the prior consent of the FRB, as previously discussed under “—Regulatory Agreements.”
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
The Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, imposes a myriad of corporate governance and accounting measures designed to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under securities laws. All public companies that file periodic reports with the SEC are affected by Sarbanes-Oxley. Sarbanes-Oxley addresses, among other matters: (i) the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits; (ii) auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures which require the chief executive officer and chief financial officer to certify financial statements, to forfeit salary and bonuses in certain situations, and protect whistleblowers and informants; (iv) expansion of the audit committee’s authority and responsibility by requiring that the audit committee have direct control of the outside auditor, be able to hire and fire the auditor, and approve all non-audit services; (v) requirements that audit committee members be independent; (vi) disclosure of a code of ethics; and (vii) enhanced penalties for fraud and other violations. The provisions of Sarbanes-Oxley also require that management assess the effectiveness of internal control over financial reporting and that the independent auditor issue an attestation report on management’s report on internal control over financial reporting. As we are a non-accelerated filer, management’s report on internal control over financial reporting was not subject to attestation by the Company’s Independent Registered Public Accounting Firm as of December 31, 2013, as further discussed under “Item 9A — Controls and Procedures.”
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

Reserve Requirements; Federal Reserve System and Federal Home Loan Bank System. First Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System. As a member, First Bank is required to hold investments in those systems. First Bank was in compliance with these requirements at December 31, 2013, as further described in Note 1 to our consolidated financial statements.
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
United States Department of the Treasury. As further described above under “Item 1 —Business – Capital Structure,” on December 31, 2008, we completed the sale to the U.S. Treasury of $295.4 million of newly-issued non-voting preferred stock as part of the CPP. The U.S. Treasury had certain supervisory and oversight duties and responsibilities under the CPP. Although the U.S. Treasury completed two auctions in the third quarter of 2013 that resulted in the sale of our Class C Preferred Stock and Class D Preferred Stock to unaffiliated third party investors, the Company remains subject to certain reporting requirements prescribed by the U.S. Treasury applicable to the period of 2013 prior to such sale.
SIGTARP. The Special Inspector General for the Troubled Asset Relief Program, or SIGTARP, was established pursuant to Section 121 of the Emergency Economic Stabilization Act of 2008, or EESA, and has the duty, among other things, to conduct, supervise, and coordinate audits and investigations of the purchase, management and sale of assets by the U.S. Treasury under the CPP.
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of financial institutions and their holding companies. The Dodd-Frank Act created a Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to primary regulators, and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as First Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primary regulator. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall impact on the operations and financial condition of the Company.
On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act. Under the final regulations, which will become effective on April 1, 2014, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. The Federal Reserve has granted an extension for compliance with the Volcker Rule until July 21, 2015. The Company does not believe it will be significantly affected by the Volcker Rule provisions, and does not believe it has any investments, at December 31, 2013, that are subject to the divestiture provisions of the Volcker Rule.
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
In addition to the restrictions on the Company’s ability to pay dividends on and repurchase its stock, participation in the CPP also included certain requirements and restrictions regarding compensation that were expanded significantly by the American Recovery and Reinvestment Act of 2009, or ARRA, as implemented by U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance. These requirements and restrictions included, among others, the following: (i) a prohibition on paying or accruing bonuses, retention awards and incentive compensation, other than qualifying long-term restricted stock or pursuant to certain preexisting employment contracts, to the Company’s five most highly-compensated employees; (ii) a general prohibition on providing severance benefits, or other benefits due to a change in control of the Company, to the Company’s senior executive officers (“SEOs”) and next five most highly compensated employees; (iii) a requirement to make subject to clawback any bonus, retention award, or incentive compensation paid to any of the SEOs and any of the next 20 most highly compensated employees if such compensation was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; (iv) a requirement to establish a policy on luxury or excessive expenditures; (v) a requirement to annually provide shareholders with a non-binding advisory “say on pay” vote on executive compensation; (vi) a prohibition on deducting more than $500,000 in annual compensation, including performance-based compensation, to the executives covered under Internal Revenue Code Section 162(m); (vii) a requirement that the compensation committee of the board of directors evaluate and review on a semi-annual basis the risks involved in employee compensation plans; and (viii) a prohibition on providing tax “gross-ups” to the Company’s SEOs and the next 20 most highly compensated employees. These requirements and restrictions ceased upon the completion of the U.S. Treasury's auctions that resulted in the sale of our Class C Preferred Stock and Class D Preferred Stock to unaffiliated third party investors.
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
Our results of operations, financial condition and business may be materially, adversely affected if we fail to successfully implement our Capital Plan. Our Capital Plan contemplates a number of different strategies intended to reduce our costs, increase our regulatory capital ratios and enable us to withstand and better respond to continuing adverse market conditions. There can be no assurance, however, that we will be able to successfully implement each or every component of our Capital Plan in a timely manner or at all, and a number of events and conditions must occur in order for the plan to achieve its intended effect. If we are not able to successfully complete our Capital Plan, we could be materially adversely impacted and our ability to withstand adverse economic conditions could be materially threatened.
We could be compelled to seek additional capital in the future, but capital may not be available when it is needed or on acceptable terms. Our holding company, First Banks, was adequately capitalized at December 31, 2013. Failure to continue to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Our ability to raise additional capital in the future, if deemed necessary, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital or on terms acceptable to us. If we determine it is necessary to raise additional capital and are unable to do so, on terms satisfactory to us, our financial condition, results of operations, business prospects and our regulatory capital ratios and those of First Bank may be materially and adversely affected. We may also be subjected to increased regulatory supervision, which could result in the imposition of additional regulatory restrictions on our operations and/or regulatory enforcement actions and could also potentially limit our future growth opportunities. These restrictions could negatively impact our ability to manage or expand our operations in a manner that we may deem beneficial to our stockholders and could result in significant increases in our operating expenses or decreases in our revenues.
The final Basel III capital rules may materially adversely affect our capital adequacy and the costs of conducting business. The Federal Reserve adopted a final rule in July, 2013 that will substantially amend the regulatory risk-based capital rules applicable to the Company and First Bank, including significant changes to holding company and bank capital requirements, as further described in “Item 1 —Business – Supervision and Regulation – Regulatory Capital Standards and Basel III Regulatory Capital Reforms.” The final rule includes new risk-based capital and leverage ratios, which are to be phased in from 2015 to 2019, and introduces a new common equity Tier 1 ratio.
The Company's common equity calculated under U.S. generally accepted accounting principles is likely to diverge from the Company's Common Equity Tier 1 Capital as calculated for regulatory purposes. As further described under “Item 1. Business —Supervision and Regulation – Regulatory Capital Standards and Basel III Regulatory Capital Reforms,” the Federal Reserve, in July, 2013, promulgated regulations that will impose a new common equity Tier 1 requirement that will apply to the Company beginning on January 1, 2015. The inability to remain adequately capitalized under the new Basel III capital requirements could materially adversely impact our financial condition, results of operations, ability to grow, and ability to make dividend payments and interest payments on capital stock and trust preferred securities.
The Company, SFC and First Bank entered into an Agreement with the Federal Reserve Bank of St. Louis. As further described under “Item 1. Business —Supervision and Regulation – Regulatory Agreements,” the Company, SFC and First Bank entered into an Agreement with the FRB on March 24, 2010. Although we cannot predict the ramifications that would result from the failure to comply with each of the provisions of the Agreement, the failure to comply could have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, under the Agreement, the Company, SFC and First Bank must receive approval from the FRB prior to paying any dividends on capital stock or making any interest payments on the Company’s outstanding junior subordinated debentures, which represent the source of distributions to holders of trust preferred securities. The Company is unable to predict whether or when the FRB will grant approval to the Company to make any future dividend or interest payments.
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
It is possible that the Company may have to establish a valuation allowance against its net deferred tax assets, which could negatively affect the Company's ability to utilize its deferred tax assets in the future. As further discussed in Note 17 to the consolidated financial statements, in the fourth quarter of 2013, the Company reversed substantially all of its existing valuation allowance against its net deferred tax assets. Deferred tax assets represent the tax effect of the difference between the book and tax basis of the Company's assets and liabilities and are assessed periodically by management to determine if they are realizable. Factors in management's determination of whether the deferred tax assets are realizable include the Company's performance, including the ability to generate taxable net income. If, based on available information, it is more likely than not that the deferred tax assets will not be realized in any subsequent period, then a valuation allowance must be established with a corresponding charge to income tax expense. Consequently, although the Company reversed substantially all of its valuation allowance against its net deferred tax assets in the fourth quarter of 2013, future facts and circumstances may require the Company to establish a valuation allowance. Charges to establish a valuation allowance with respect to the Company's deferred tax assets could have a material adverse effect on its financial condition and results of operations.
The Company and its subsidiaries may not be able to realize the benefit of the remaining deferred tax assets. The Company records deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The deferred tax assets can be recognized in future periods dependent upon a number of factors, including the ability to realize the asset through carrybacks or carryforwards to taxable income in prior or future years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. While substantially all of the Company's previously recorded valuation allowance against its net deferred tax assets was recovered in 2013, the remaining deferred tax assets may not be recoverable which could result in an adverse impact on the Company's financial condition and results of operations.
Changes in economic conditions could negatively and materially impact our business. Our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A continued deterioration in economic conditions or lack of improvement in economic conditions may result in adverse consequences such as the following, any of which could negatively and materially impact or continue to negatively and materially impact our business:

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

Our emphasis on commercial real estate lending and real estate construction and development lending has increased our credit risk. A substantial portion of our loans are secured by commercial real estate. Commercial real estate and real estate construction and development loans were $1.05 billion and $121.7 million, respectively, at December 31, 2013, representing 37.0% and 4.3%, respectively, of our total loans held for portfolio. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Loans and Allowance for Loan Losses,” we have experienced high levels of nonperforming loans within our real estate construction and development portfolio and commercial real estate portfolio, reflective of declining market conditions surrounding land acquisition and development loans as a result of increased developer inventories, slower lot and home sales, and declining market values. Adverse developments affecting real estate in one or more of our markets could further increase the credit risk associated with our loan portfolio.
Weakness in the real estate market has adversely affected us and may continue to do so. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Loans and Allowance for Loan Losses,” we have experienced deterioration within our residential real estate mortgage loan portfolio beginning in early 2007, primarily in our Alt A and sub-prime loan portfolios. Our one-to-four-family residential real estate mortgage loans were $921.5 million at December

31, 2013, representing 32.5% of our total loans held for portfolio. The effects of ongoing mortgage market challenges could result in price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains recognized on the sale of mortgage loans. In the event our allowance for loan losses is insufficient to cover such losses, our financial condition and results of operations may be adversely affected.
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
Our nonperforming loans also impact the sufficiency of our allowance for loan losses. Nonperforming loans totaled $53.0 million as of December 31, 2013. In addition to those loans currently identified and classified as nonperforming loans, management is aware that other possible credit problems may exist with certain borrowers. These include loans that are migrating from grades with lower risks of loss probabilities into grades with higher risks of loss probabilities as performance and potential repayment issues surface. We monitor these loans and adjust the loss rates in our allowance for loan losses accordingly. The most severe of these loans are credits that are classified as substandard loans due to either less than satisfactory performance history, lack of borrower’s paying capacity, or potentially inadequate collateral. Substandard, or potential problem loans, totaled $105.0 million at December 31, 2013. We also make concessions to modify the contractual terms of certain loans when the borrower is experiencing financial difficulty. These modifications are generally made to either prevent a loan from being placed on nonaccrual status or to return a nonaccrual loan to performing status based on the expectations that the borrower can adequately perform in accordance with the modified terms. These loans are classified as performing troubled debt restructurings and totaled $110.6 million at December 31, 2013.
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
The overall level of our nonperforming assets and potential problem loans has elevated our noninterest expense levels. Our nonperforming assets were $119.7 million and $201.9 million at December 31, 2013 and 2012, respectively. We have incurred, and expect to incur for the foreseeable future, higher-than-historical expenses associated with collection and foreclosure related matters on loans and taxes, insurance, property preservation and other collection matters on other real estate properties. In addition, we recorded write-downs on other real estate properties of $2.4 million, $14.5 million and $16.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. If the overall level of our nonperforming assets does not decrease or increases in the future, these expense levels will continue to have a material adverse affect on our financial condition and results of operations.

Mortgage loan repurchase obligations or claims from third parties could result in material losses. We have sold significant amounts of residential mortgage loans directly to government-sponsored enterprises, Fannie Mae (FNMA) and Freddie Mac (FHLMC) (collectively, the GSEs), and to investors other than GSEs as whole loans. In connection with these sales, we make or have made various representations and warranties, breaches of which may result in a requirement that we repurchase the mortgage loans, or otherwise make whole or provide other remedies to the counterparties. We have recorded an estimated liability related to possible mortgage repurchase losses of $2.5 million as of December 31, 2013. Our estimated liability for possible loss is based on then-currently available information and is dependent on various factors, including our historical claims and settlement experience, projections of future defaults, and significant judgment and assumptions that are subject to change. As such, the future possible loss related to our representations and warranties may materially change in the future based on factors beyond our control or if actual experiences are different from our assumptions, including, without limitation, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the estimated liability and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. If future representations and warranties losses occur in excess of our recorded liability and estimated range of possible loss, such losses could have a material adverse effect on our cash flows, financial condition and results of operations.
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
We actively monitor the depository institutions that hold our cash operating account balances. It is possible that access to our cash equivalents will be impacted by adverse conditions in the financial markets. Our emphasis is primarily on safety of principal and we seek to diversify our cash balances among counterparties to minimize exposure to any one of these entities. The financial statements and other relevant data of the counterparties are routinely reviewed as part of our asset/liability management process. Balances in our accounts with financial institutions in the U.S. may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the financial institutions fail and could be subject to other adverse conditions in the financial markets. At December 31, 2013, our cash and cash equivalents totaled $190.4 million, of which $62.5 million was maintained in our cash operating account at the FRB.
We rely on dividends from our subsidiaries for most of our revenue. The Company is a separate and distinct legal entity from its subsidiaries. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our preferred stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that First Bank and certain nonbank subsidiaries may pay to the Company. In the event First Bank is unable to pay future dividends, we may not be able to service our debt (including our junior subordinated debentures issued in connection with the issuance of our outstanding trust preferred securities), pay obligations or pay dividends on our preferred stock. The inability to receive dividends from First Bank could have a material adverse effect on our business, financial condition and results of operations. As further described under “Item 1. Business —Supervision and Regulation,” First Bank has agreed not to declare or pay any dividends without the prior consent of the FRB. We are unable to predict whether or when the FRB will grant such consent in the future.
Our ability to pay interest or meet dividend obligations on our junior subordinated debentures and our Class C Preferred Stock and Class D Preferred Stock, and our ability to redeem such securities, could be hindered by the completed initiatives associated with our Capital Plan. As further described under “Item 1. Recent Developments and Other Matters —Capital Plan,” we have completed a number of initiatives associated with our Capital Plan, including sales of branch offices, sales of certain loans, sales of nonbank subsidiaries and reductions in our risk-weighted assets. While these transactions were considered necessary by the Company to improve our regulatory capital ratios and preserve our regulatory capital in the short-term, these transactions have also decreased our sources of revenue and could hinder the probability and timing of future repayment of these obligations.
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
Markets have experienced, and may continue to experience, periods of high volatility accompanied by reduced liquidity. Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Under these extreme conditions, hedging and other risk management strategies may not be as effective at mitigating losses as they would be under more normal market conditions. Moreover, under these conditions, market participants are particularly exposed to trading strategies employed by many market participants simultaneously and on a large scale, such as crowded trades. Our risk management and monitoring processes seek to quantify and mitigate risk to more extreme market moves. Severe market events have historically been difficult to predict, however, and we could realize significant losses if unprecedented extreme market events were to occur, such as the recent conditions experienced in the global financial markets and global economy.
Negative perception could adversely affect our business, impacting our financial condition, results of operations and cash flows. Risk of negative perception or publicity is inherent in any business. Although the Company takes steps to minimize reputation risk in dealing with customers and other constituencies, the Company is inherently exposed to the risk of negative perception by the public and our customers as a result of, but not limited to, our prior participation in the CPP under the EESA and as a result of actions imposed by our regulators. The risk of negative perception by the public and our customers may adversely affect the Company’s ability to maintain and attract customers and employees.
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
The Company’s deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings. The Dodd-Frank Act established 1.35% as the minimum designated reserve ratio, or DRR (the ratio of the DIF to insured deposits). It is possible that our insurance premiums will increase in the future as a result of the required minimum DRR and/or an increase in our risk assessment rating.
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
Our interest rate risk hedging activities may not effectively reduce volatility in earnings. To offset the risks associated with the effects of changes in market interest rates, we periodically enter into transactions designed to hedge our interest rate risk. The accounting for such hedging activities under GAAP requires our hedging instruments to be recorded at fair value. The effect of certain of our hedging strategies may result in volatility in our quarterly and annual earnings as interest rates change or as the volatility in the underlying derivatives markets increases or decreases. The volatility in earnings is primarily a result of marking to market certain of our hedging instruments and/or modifying our overall hedge position, as further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Interest Rate Risk Management.”
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
A breach in the security of our systems, or those of our third party vendors, could disrupt our business, result in the disclosure of confidential information, damage our reputation and create significant financial and legal exposure. Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets, and the confidentiality, integrity and availability of information belonging to the Company and our customers, there is no assurance that our security measures will provide absolute security. In fact, many other financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyberattacks and other means. Several financial institutions have experienced attacks from technically sophisticated and well-resourced third parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to customers for extended time periods. These “denial-of-service” attacks have not breached our data security systems, but require substantial resources to defend, and may affect customer satisfaction and behavior.
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
Cybersecurity and the continued development and enhancement of our internal controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a key focus for us. While our policies and procedures are designed to prevent or limit the impact of any such failure, interruption or security breach, there can be no assurance that any such failure, interruption or security breach will not occur. While we closely monitor and evaluate the financial and operational risks associated with reliance on technology and information systems on an ongoing basis and maintain insurance coverage for such risks, any such failure, interruption or security breach could materially adversely affect our business, financial condition and results of operations, including a resulting loss in customer business, damage to our reputation, misappropriation of sensitive information, corruption of data, disruption of internet banking activities or other operations, and possible exposure to regulatory scrutiny and litigation.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own our office building, which houses our principal place of business, located at 135 North Meramec, Clayton, Missouri 63105. The property is in good condition and consists of approximately 60,353 square feet, of which approximately 10,923 square feet is currently leased to others. Of our other 129 offices and two operations and administrative facilities at December 31, 2013, 72 are located in buildings that we own and 59 are located in buildings that we lease.
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
Item 3. Legal Proceedings
The information required by this item is set forth in Part II, Item 8 – Financial Statements and Supplementary Data, under Note 24, Contingent Liabilities, to our consolidated financial statements appearing elsewhere in this report and is incorporated herein by reference.
In the ordinary course of business, we and our subsidiaries become involved in legal proceedings, including litigation arising out of our efforts to collect outstanding loans. It is not uncommon for collection efforts to lead to so-called “lender liability” suits in which borrowers may assert various claims against us. From time to time, we are party to other legal matters arising in the normal course of business. While some matters pending against us specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. We record a loss accrual for all legal matters for which we deem a loss is probable and we believe can be reasonably estimated. We are not presently party to any legal proceedings the resolution of which we believe is reasonably likely to have a material adverse effect on our business, financial condition or results of operations.
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
On August 10, 2009, we announced the suspension of the payment of cash dividends on our outstanding Class A Convertible Adjustable Rate Preferred Stock and our Class B Non-Convertible Adjustable Rate Preferred Stock beginning with the scheduled dividend payments that would have otherwise been made in September 2009. Prior to this time, we paid minimal dividends on our Class A Convertible Adjustable Rate Preferred Stock and our Class B Non-Convertible Adjustable Rate Preferred Stock.
On August 10, 2009, we also announced the deferral of dividend payments on our Class C Preferred Stock and Class D Preferred Stock beginning with the regularly scheduled quarterly dividend payments that would otherwise have been made in August 2009, however, we continued to declare and accrue such dividends and the related additional cumulative dividends on our deferred dividend payments in our consolidated financial statements until the fourth quarter of 2013, when we ceased declaring dividends on our Class C Preferred Stock and Class D Preferred Stock, as further discussed in Note 13 to the Company's consolidated financial statements. We have deferred such payments for 18 quarterly periods as of December 31, 2013. In February 2009 and May 2009, we paid the regularly scheduled quarterly dividends on our Class C Preferred Stock and Class D Preferred Stock, which were pre-approved and authorized for payment by the FRB.
Our ability to pay dividends is limited by regulatory requirements and by the receipt of dividend payments from First Bank, which is also subject to regulatory requirements. First Bank has agreed not to declare or pay any dividends or make certain other payments to us without the prior consent of the FRB, as previously discussed under “Item 1. Business —Supervision and Regulation – Regulatory Agreements.” The dividend limitations are further described in Note 13 and Note 22 to our consolidated financial statements appearing elsewhere in this report.

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

	As of or For the Year Ended December 31, (1)
	2013	2012	2011	2010	2009
	(dollars expressed in thousands, except share and per share data)
Income Statement Data:
Interest income	$172,810	200,803	231,059	309,688	397,197
Interest expense	24,104	29,611	43,638	74,832	112,891
Net interest income	148,706	171,192	187,421	234,856	284,306
Provision for loan losses	(5,000)	2,000	69,000	214,000	390,000
Net interest income (loss) after provision for loan losses	153,706	169,192	118,421	20,856	(105,694)
Noninterest income	65,120	65,978	61,924	78,241	70,425
Noninterest expense	286,627	200,507	225,705	294,494	346,184
(Loss) income from continuing operations before (benefit) provision for income taxes	(67,801)	34,663	(45,360)	(195,397)	(381,453)
(Benefit) provision for income taxes	(288,501)	(139)	(10,654)	4,114	2,393
Income (loss) from continuing operations, net of tax	220,700	34,802	(34,706)	(199,511)	(383,846)
Income (loss) from discontinued operations, net of tax	21,223	(8,821)	(9,394)	1,260	(65,090)
Net income (loss)	241,923	25,981	(44,100)	(198,251)	(448,936)
Net loss attributable to noncontrolling interest in subsidiary	179	(297)	(2,950)	(6,514)	(21,315)
Net income (loss) attributable to First Banks, Inc.	$241,744	26,278	(41,150)	(191,737)	(427,621)

Dividends Declared:
Preferred stock	$15,869	18,886	17,908	16,980	16,536
Common stock	—	—	—	—	—
Ratio of total dividends declared to net income (loss)	6.56%	71.87%	(43.52)%	(8.86)%	(3.87)%

Earnings (Loss) Per Share and Other Share Data:
Basic and diluted earnings (loss) per common share from continuing operations	$8,495.35	535.03	(2,245.44)	(9,017.32)	(16,160.16)
Basic and diluted earnings (loss) per common share from discontinued operations	$896.96	(372.81)	(397.02)	53.25	(2,750.94)
Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661	23,661

Balance Sheet Data:
Investment securities	$2,351,931	2,675,280	2,470,704	1,483,659	530,879
Total loans	2,857,095	2,930,747	3,284,279	4,492,284	6,608,293
Assets of discontinued operations	—	6,706	6,913	43,532	518,056
Total assets	5,918,983	6,509,126	6,608,913	7,378,128	10,581,996
Total deposits	4,813,895	5,492,847	5,623,055	6,458,415	7,063,973
Other borrowings	43,143	26,025	51,170	31,761	767,494
Subordinated debentures	354,210	354,133	354,057	353,981	353,905
Liabilities of discontinued operations	—	155,711	174,737	94,184	1,730,264
Total stockholders’ equity	488,256	299,959	263,671	307,295	522,380

Earnings Ratios:
Return on average assets	3.87%	0.40%	(0.59)%	(2.20)%	(4.04)%
Return on average stockholders’ equity	84.66	9.22	(13.71)	(42.36)	(51.82)
Net interest margin (2)	2.56	2.80	2.88	2.96	3.18
Noninterest expense to average assets	4.58	3.04	3.23	3.38	3.27
Tangible noninterest expense to average assets (3)	2.87	3.04	3.18	3.35	2.52
Efficiency ratio (4)	134.05	84.54	90.52	94.06	97.59
Tangible efficiency ratio (4)	83.88	84.54	89.31	93.01	75.22

Asset Quality Ratios:
Allowance for loan losses to loans	2.84%	3.13%	4.19%	4.48%	4.03%
Nonaccrual loans to loans	1.85	3.75	6.71	8.88	10.46
Allowance for loan losses to nonaccrual loans	153.02	83.37	62.52	50.40	38.55
Nonperforming assets to loans, other real estate and repossessed assets (5)	4.09	6.68	10.26	11.65	12.15
Net loan charge-offs to average loans	0.20	1.57	3.50	5.09	4.65

Selected Financial Data (continued):

	As of or For the Year Ended December 31, (1)
	2013	2012	2011	2010	2009
	(dollars expressed in thousands, except share and per share data)
First Banks, Inc. Capital Ratios: (6)
Average stockholders’ equity to average assets	4.57%	4.33%	4.29%	5.20%	7.79%
Total risk-based capital ratio	11.13	2.57	1.88	6.29	9.78
Tier 1 risk-based capital ratio	6.58	1.28	0.94	3.15	4.89
Leverage ratio	4.12	0.73	0.56	1.99	3.52
First Bank Capital Ratios:
Total risk-based capital ratio	20.12%	17.18%	14.98%	12.95%	10.39%
Tier 1 risk-based capital ratio	18.86	15.92	13.70	11.66	9.11
Leverage ratio	11.77	9.13	8.19	7.40	6.56

(1)	The selected data is presented on a continuing basis.

(2)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

(3)	Tangible noninterest expense to average assets is the ratio of noninterest expense (excluding goodwill impairment and amortization of intangible assets) to average assets.

(4)
Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income. Tangible efficiency ratio is the ratio of noninterest expense (excluding goodwill impairment and amortization of intangible assets) to the sum of net interest income and noninterest income.

(5)	Nonperforming assets consist of nonaccrual loans, other real estate and repossessed assets.

(6)	The capital ratios at December 31, 2013, 2012 and 2011 reflect the implementation of new Federal Reserve rules that became effective on March 31, 2011.

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
We recorded net income, including discontinued operations, of $241.7 million for the year ended December 31, 2013, compared to net income of $26.3 million for the year ended December 31, 2012 and a net loss of $41.2 million for the year ended December 31, 2011. Our results of operations reflect the following:

•
Net interest income of $148.7 million for the year ended December 31, 2013, compared to $171.2 million in 2012 and $187.4 million in 2011, which contributed to a decline in our net interest margin to 2.56% for the year ended December 31, 2013, compared to 2.80% in 2012 and 2.88% in 2011;

•	A negative provision for loan losses of $5.0 million for the year ended December 31, 2013, compared to provisions for loan losses of $2.0 million in 2012 and $69.0 million in 2011;

•	Noninterest income of $65.1 million for the year ended December 31, 2013, compared to $66.0 million in 2012 and $61.9 million in 2011;

•	Noninterest expense of $286.6 million for the year ended December 31, 2013, compared to $200.5 million in 2012 and $225.7 million in 2011, reflecting goodwill impairment of $107.3 million in 2013;

•
A benefit for income taxes of $288.5 million for the year ended December 31, 2013, compared to a benefit for income taxes of $139,000 in 2012 and $10.7 million in 2011, reflecting the reversal of substantially all of our valuation allowance against our net deferred tax assets in 2013;

•
Net income from discontinued operations, net of tax, of $21.2 million for the year ended December 31, 2013, compared to net losses from discontinued operations, net of tax, of $8.8 million in 2012 and $9.4 million in 2011; and

•
Net income attributable to noncontrolling interest in subsidiary of $179,000 for the year ended December 31, 2013, compared to net losses attributable to noncontrolling interest in subsidiary of $297,000 in 2012 and $3.0 million in 2011.

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

The following table sets forth, on a tax-equivalent basis, certain information on a continuing basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars expressed in thousands)
ASSETS
Interest-earning assets:
Loans: (1) (2)
Taxable	$2,816,474	117,922	4.19%	$3,052,072	141,896	4.65%	$3,777,058	182,240	4.82%
Tax-exempt (3)	2,531	143	5.65	2,821	165	5.85	4,024	178	4.42
Investment securities:
Taxable	2,515,344	52,199	2.08	2,708,865	56,547	2.09	2,043,048	45,172	2.21
Tax-exempt (3)	7,679	378	4.92	9,805	442	4.51	12,143	740	6.09
FRB and FHLB stock	27,422	1,216	4.43	26,603	1,146	4.31	27,648	1,416	5.12
Short-term investments	441,211	1,134	0.26	325,341	820	0.25	652,195	1,634	0.25
Total interest-earning assets	5,810,661	172,992	2.98	6,125,507	201,016	3.28	6,516,116	231,380	3.55
Nonearning assets	403,147			411,758			405,858
Assets of discontinued operations	39,407			49,492			70,478
Total assets	$6,253,215			$6,586,757			$6,992,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$660,845	368	0.06%	$623,066	437	0.07%	$577,341	604	0.10%
Savings and money market	1,856,347	2,679	0.14	1,918,242	3,518	0.18	2,046,059	8,562	0.42
Time deposits of $100 or more	395,390	2,274	0.58	481,584	4,010	0.83	624,701	7,884	1.26
Other time deposits	714,863	3,738	0.52	865,870	6,817	0.79	1,080,307	12,950	1.20
Total interest-bearing deposits	3,627,445	9,059	0.25	3,888,762	14,782	0.38	4,328,408	30,000	0.69
Other borrowings	34,763	(9)	(0.03)	33,007	(18)	(0.05)	46,991	15	0.03
Subordinated debentures	354,172	15,054	4.25	354,096	14,847	4.19	354,019	13,623	3.85
Total interest-bearing liabilities	4,016,380	24,104	0.60	4,275,865	29,611	0.69	4,729,418	43,638	0.92
Noninterest-bearing liabilities:
Demand deposits	1,216,125			1,168,464			1,129,985
Other liabilities	191,161			161,131			129,679
Liabilities of discontinued operations	543,988			696,170			703,236
Total liabilities	5,967,654			6,301,630			6,692,318
Stockholders’ equity	285,561			285,127			300,134
Total liabilities and stockholders’ equity	$6,253,215			$6,586,757			$6,992,452
Net interest income		148,888			171,405			187,742
Interest rate spread			2.38			2.59			2.63
Net interest margin (4)			2.56%			2.80%			2.88%

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)
Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were $182,000, $213,000 and $321,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

(4)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.
Our balance sheet is presently asset sensitive, and as such, our net interest margin has been negatively impacted by the low interest rate environment as our loan portfolio re-prices on an immediate basis; whereas we are unable to immediately re-price our deposit portfolio to current market interest rates, thereby resulting in a compression of our net interest margin. Our asset-sensitive position, coupled with the level of our nonperforming assets, the level of average lower-yielding short-term investments and investment securities, the lower level of average loans and the additional interest expense accrued on our regularly scheduled deferred interest payments on our junior subordinated debentures has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income in the future. We continue our efforts to further reduce nonperforming and potential problem loans and re-define our overall strategy and business plans with respect to our loan portfolio in light of ongoing changes in market conditions in our markets, focusing on loan growth initiatives to offset the impact of the decrease in nonaccrual loans, problem loans and other loan relationships.

Comparison of 2013 and 2012. Net interest income, expressed on a tax-equivalent basis, decreased $22.5 million to $148.9 million for the year ended December 31, 2013, compared to $171.4 million in 2012. Our net interest margin decreased 24 basis points to 2.56% for the year ended December 31, 2013, from 2.80% in 2012. We attribute the decrease in our net interest margin and net interest income to a lower average balance of interest-earning assets, a change in the mix of our interest-earning assets, which shifted from loans and investment securities to low-yielding cash and cash equivalents in anticipation of the completion of certain of our capital initiatives during 2013, and a decrease in the average yield on loans due to the low interest rate environment during these periods. The decrease was partially offset by a decrease in interest-bearing liabilities and the average rate paid on our interest-bearing liabilities resulting from the continued change in the mix of our average deposits and the continued re-pricing of certificates to current market interest rates upon maturity. The average yield earned on our interest-earning assets decreased 30 basis points to 2.98% for the year ended December 31, 2013, compared to 3.28% in 2012, while the average rate paid on our interest-bearing liabilities decreased nine basis points to 0.60% for the year ended December 31, 2013, compared to 0.69% in 2012. Average interest-earning assets decreased $314.8 million to $5.81 billion for the year ended December 31, 2013, compared to $6.13 billion in 2012. Average interest-bearing liabilities decreased $259.5 million to $4.02 billion for the year ended December 31, 2013, compared to $4.28 billion in 2012. Our net interest margin is expected to continue to remain at lower levels until loan balances stabilize and consistent loan origination returns within our core markets.
Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased $24.0 million for the year ended December 31, 2013, as compared to 2012. Average loans decreased $235.9 million to $2.82 billion for the year ended December 31, 2013, from $3.05 billion in 2012. The decrease in average loans primarily reflects a substantial level of loan payoffs and principal payments and the exit of certain of our problem credit relationships. The yield on our loan portfolio decreased 46 basis points to 4.19% for the year ended December 31, 2013, compared to 4.65% in 2012. The yield on our loan portfolio continues to be adversely impacted by the lower levels of prime and LIBOR interest rates, as a significant portion of our loan portfolio is priced to these indices. We experienced a significant increase in new loan production volumes during 2013, as compared to 2012, and we continue to focus on loan growth initiatives to offset the impact of the decrease in nonaccrual loans, problem loans and other loan relationships in future periods.
Interest income on our investment securities, expressed on a tax-equivalent basis, decreased $4.4 million for the year ended December 31, 2013, as compared to 2012. Average investment securities decreased $195.6 million for the year ended December 31, 2013, as compared to 2012. The decrease in average investment securities primarily reflects the reinvestment of proceeds from sales and maturities of certain investment securities into cash and cash equivalents to build liquidity in anticipation of the sale of our ABS line of business, which was completed during the fourth quarter of 2013. The yield earned on our investment securities portfolio decreased two basis points to 2.08% for the year ended December 31, 2013, compared to 2.10% in 2012. We continue to maintain a high level of investment securities in an effort to support future loan growth opportunities.
Interest income on our short-term investments increased $314,000 for the year ended December 31, 2013, as compared to 2012. Average short-term investments increased $115.9 million for the year ended December 31, 2013, as compared to 2012. The increase in our average short-term investments reflects the utilization of funds available from the decline in our loan portfolio and sales and maturities of investment securities to increase our liquidity position in anticipation of the sale of our ABS line of business, which was completed during the fourth quarter of 2013, partially offset by a decline in average deposit balances. The yield on our short-term investments was 0.26% for the year ended December 31, 2013, compared to 0.25% in 2012, reflecting the investment of the majority of funds in our short-term investments in our correspondent bank account with the FRB, which currently earns 0.25%. Since 2009, we have built a significant amount of available balance sheet liquidity in anticipation of the expected completion of certain transactions associated with our Capital Plan. This high level of short-term investments, while necessary to complete certain transactions associated with our Capital Plan and to maintain significant balance sheet liquidity in light of uncertain economic conditions during these periods, has negatively impacted our net interest margin and will continue to negatively impact our net interest margin in future periods until we have the opportunity to further reduce our short-term investments through deployment of such funds into other higher-yielding assets.
Interest expense on our interest-bearing deposits decreased $5.7 million for the year ended December 31, 2013, as compared to 2012. Average total deposits decreased $213.7 million to $4.84 billion for the year ended December 31, 2013, from $5.06 billion in 2012. Average interest-bearing deposits decreased $261.3 million for the year ended December 31, 2013, as compared to 2012. The decrease in average interest-bearing deposits primarily reflects anticipated reductions of higher rate certificates of deposit and promotional money market deposits, partially offset by organic growth through deposit development programs, including marketing campaigns and enhanced product and service offerings. The mix in our deposit portfolio volumes for 2013, as compared to 2012, primarily reflects a shift from time deposits and savings and money market deposits to interest-bearing and noninterest-bearing demand deposits. Decreases in our average time deposits and savings and money market deposits of $237.2 million and $61.9 million, respectively, for 2013 as compared to 2012, were partially offset by increases in average interest-bearing and noninterest-bearing demand deposits of $37.8 million and $47.7 million, respectively, for 2013 as compared to 2012. The aggregate weighted average rate paid on our interest-bearing deposit portfolio decreased 13 basis points to 0.25% for the year ended December 31, 2013, as compared to 0.38% in 2012, reflecting the re-pricing of certificate of deposit accounts to current market interest rates upon maturity and our efforts to reduce deposit costs across our deposit portfolio. The weighted average rate paid on our time deposit portfolio declined 26 basis points to 0.54% in 2013, from 0.80% in 2012; the weighted average rate paid on our savings and money market deposit portfolio declined four basis points to 0.14% in 2013, from 0.18% in 2012; and the weighted average rate paid on our interest-bearing demand deposits declined to 0.06% in 2013, from 0.07% in 2012.
Interest expense on our junior subordinated debentures increased $207,000 for the year ended December 31, 2013, as compared to 2012. Average junior subordinated debentures were $354.2 million and $354.1 million for the years ended December 31, 2013 and 2012, respectively. The aggregate weighted average rate paid on our junior subordinated debentures increased to 4.25% for the year ended December 31, 2013, compared to 4.19% in 2012. The aggregate weighted average rates also reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures of $2.8 million and $2.0 million for the years ended December 31, 2013 and 2012, respectively, as further discussed in Note 12 to our consolidated financial statements. The additional interest expense accrued on the regularly scheduled deferred interest payments increased the weighted average rate paid on our junior subordinated debentures by approximately 79 and 58 basis points in 2013 and 2012, respectively. The increase in additional interest expense accrued on the regularly scheduled deferred interest payments was partially offset by a decline in LIBOR rates during the periods, as approximately 79.4% of our junior subordinated debentures are variable rate.
Comparison of 2012 and 2011. Net interest income, expressed on a tax-equivalent basis, decreased $16.3 million to $171.4 million for the year ended December 31, 2012, compared to $187.7 million in 2011. Our net interest margin decreased 8 basis points to 2.80% for the year ended December 31, 2012, from 2.88% in 2011. We attribute the decrease in our net interest margin and net interest income to a lower average balance of interest-earning assets in addition to a significant change in the mix of our interest-earning assets, which shifted from loans to investment securities, partially offset by a decrease in interest-bearing liabilities and a decrease in deposit and other borrowing costs. The average yield earned on our interest-earning assets decreased 27 basis points to 3.28% for the year ended December 31, 2012, compared to 3.55% in 2011, while the average rate paid on our interest-bearing liabilities decreased 23 basis points to 0.69% for the year ended December 31, 2012, compared to 0.92% in 2011. Average interest-earning assets decreased $390.6 million to $6.13 billion for the year ended December 31, 2012, compared to $6.52 billion in 2011. Average interest-bearing liabilities decreased $453.6 million to $4.28 billion for the year ended December 31, 2012, compared to $4.73 billion in 2011.
Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased $40.4 million for the year ended December 31, 2012, as compared to 2011. Average loans decreased $726.2 million to $3.05 billion for the year ended December 31, 2012, from $3.78 billion in 2011. The decrease in average loans primarily reflects a substantial level of loan payoffs and principal payments, reduced loan demand within our markets, loan charge-offs, transfers of loans to other real estate and repossessed assets, and the exit of certain of our problem credit relationships, including the sale of certain special mention, potential problem and nonaccrual loans during the fourth quarter of 2012. The yield on our loan portfolio decreased 17 basis points to 4.65% for the year ended December 31, 2012, compared to 4.82% in 2011. The yield on our loan portfolio continued to be adversely impacted by the higher levels of average nonaccrual loans, which decreased our average yield on loans by approximately 23 and 48 basis points in 2012 and 2011, respectively.
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
Interest income on our short-term investments decreased $814,000 for the year ended December 31, 2012, as compared to 2011. Average short-term investments decreased $326.9 million for the year ended December 31, 2012, as compared to 2011. The yield on our short-term investments was 0.25% for the years ended December 31, 2012 and 2011, reflecting the investment of the majority of funds in our short-term investments in our correspondent bank account with the FRB, which earned 0.25%. The decrease in our average short-term investments reflects the utilization of such funds, coupled with funds available from the decline in our loan portfolio, to fund increases in our investment securities portfolio and decreases in our average total deposits. The high level of short-term investments, while necessary to complete certain transactions associated with our Capital Plan and to maintain significant balance sheet liquidity in light of uncertain economic conditions during these periods, has negatively impacted our net interest margin.
Interest expense on our interest-bearing deposits decreased $15.2 million for the year ended December 31, 2012, as compared to 2011. Average total deposits decreased $401.2 million to $5.06 billion for the year ended December 31, 2012, from $5.46 billion in 2011. Average interest-bearing deposits decreased $439.6 million for the year ended December 31, 2012, as compared to 2011. The decrease in average interest-bearing deposits primarily reflects anticipated reductions of higher rate certificates of deposit and promotional money market deposits, partially offset by organic growth through deposit development programs. The mix in our deposit portfolio volumes for 2012, as compared to 2011, primarily reflects a shift from time deposits and savings and money market deposits to interest-bearing and noninterest-bearing demand deposits. Decreases in our average time deposits and savings and money market deposits of $357.6 million and $127.8 million, respectively, for 2012 as compared to 2011, were partially offset by increases in average interest-bearing and noninterest-bearing demand deposits of $45.7 million and $38.5 million, respectively. The aggregate weighted average rate paid on our interest-bearing deposit portfolio decreased 31 basis points to 0.38% for the year ended December 31, 2012, as compared to 0.69% in 2011, reflecting the re-pricing of certificate of deposit accounts to current market interest rates upon maturity and our efforts to reduce deposit costs across our deposit portfolio, in particular promotional money market deposits. The weighted average rate paid on our time deposit portfolio declined 42 basis points to 0.80% in 2012 from 1.22% in 2011; the weighted average rate paid on our savings and money market deposit portfolio declined 24 basis points to 0.18% in 2012 from 0.42% in 2011; and the weighted average rate paid on our interest-bearing demand deposits declined to 0.07% in 2012 from 0.10% in 2011.
Interest expense on our junior subordinated debentures increased $1.2 million for the year ended December 31, 2012, as compared to 2011. Average junior subordinated debentures were $354.1 million and $354.0 million for the years ended December 31, 2012 and 2011, respectively. The aggregate weighted average rate paid on our junior subordinated debentures increased to 4.19% for the year ended December 31, 2012, compared to 3.85% in 2011. The aggregate weighted average rates paid and the resulting level of interest expense reflect the LIBOR rates and the impact to the related spreads to LIBOR during the periods, as approximately 79.4% of our junior subordinated debentures are variable rate. The aggregate weighted average rates also reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures of $2.0 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively. The additional interest expense accrued on the regularly scheduled deferred interest payments increased the weighted average rate paid on our junior subordinated debentures by approximately 58 and 36 basis points in 2012 and 2011, respectively.
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

	Increase (Decrease) Attributable to Change in:
	2013 Compared to 2012			2012 Compared to 2011
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(dollars expressed in thousands)
Interest earned on:
Loans: (1) (2)
Taxable	$(10,508)	(13,466)	(23,974)	(34,082)	(6,262)	(40,344)
Tax-exempt (3)	(17)	(5)	(22)	(62)	49	(13)
Investment securities:
Taxable	(4,075)	(273)	(4,348)	13,953	(2,578)	11,375
Tax-exempt (3)	(102)	38	(64)	(127)	(171)	(298)
FRB and FHLB stock	37	33	70	(52)	(218)	(270)
Short-term investments	282	32	314	(814)	—	(814)
Total interest income	(14,383)	(13,641)	(28,024)	(21,184)	(9,180)	(30,364)
Interest paid on:
Interest-bearing demand deposits	17	(86)	(69)	37	(204)	(167)
Savings and money market deposits	(106)	(733)	(839)	(497)	(4,547)	(5,044)
Time deposits	(1,692)	(3,123)	(4,815)	(3,788)	(6,219)	(10,007)
Other borrowings	—	9	9	(3)	(30)	(33)
Subordinated debentures	3	204	207	3	1,221	1,224
Total interest expense	(1,778)	(3,729)	(5,507)	(4,248)	(9,779)	(14,027)
Net interest income	$(12,605)	(9,912)	(22,517)	(16,936)	599	(16,337)

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)	Information is presented on a tax-equivalent basis assuming a tax rate rate of 35%.
Net interest income, expressed on a tax-equivalent basis, decreased $22.5 million for year ended December 31, 2013, as compared to 2012, and reflects a decrease due to volume of $12.6 million and a decrease due to rate of $9.9 million. Net interest income, expressed on a tax-equivalent basis, decreased $16.3 million for the year ended December 31, 2012, as compared to 2011, and reflects a decrease due to volume of $16.9 million, partially offset by an increase due to rate of $599,000. The decrease in net interest income, expressed on a tax-equivalent basis, due to volume for 2013 as compared to 2012, was primarily driven by a decrease in the volume of loans and investment securities, partially offset by a decrease in the volume of interest-bearing deposits. The decrease in net interest income, expressed on a tax-equivalent basis, due to rate for 2013 as compared to 2012, was primarily driven by a decrease in our loan and investment securities yields, reflective of overall market conditions and competition during these periods, partially offset by a decline in the cost of our interest-bearing deposits. The decrease in net interest income, expressed on a tax-equivalent basis, due to volume for 2012 as compared to 2011, was primarily driven by a decrease in the volume of loans, partially offset by an increase in the volume of investment securities and a decrease in the volume of interest-bearing deposits. We have been utilizing cash proceeds resulting from loan payoffs to build liquidity for capital initiatives and to fund gradual and planned increases in our investment securities portfolio in an effort to maximize our net interest income and net interest margin while maintaining appropriate liquidity levels and diversification within our investment securities portfolio and closely monitoring key risk metrics within the investment securities portfolio. Because loans generally have a higher yield than investment securities, the change in our interest-earning asset mix has had a negative impact on our net interest income. The increase in net interest income, expressed on a tax-equivalent basis, due to rate for 2012 as compared to 2011, was primarily driven by a decline in the cost of our interest-bearing deposits, partially offset by a decrease in our loan and investment securities yields, reflective of overall market conditions and competition during these periods.
Provision for Loan Losses
Comparison of 2013 and 2012. We recorded a negative provision for loan losses of $5.0 million for the year ended December 31, 2013. We recorded a provision for loan losses of $2.0 million for the year ended December 31, 2012. We attribute the negative provision for loan losses of $5.0 million during the year ended December 31, 2013 to significant improvement in asset quality metrics such as the decline in nonaccrual loans of $56.9 million, of which $27.2 million was in the real estate construction and development portfolio, which incurred substantial net charge-offs from 2008 through 2011. The decline in nonaccrual loans was achieved despite net loan charge-offs being only $5.6 million during 2013.
Our nonaccrual loans were $53.0 million at December 31, 2013, compared to $109.9 million at December 31, 2012, reflecting a decrease in nonaccrual loans of $56.9 million, or 51.8%. The decrease in the overall level of nonaccrual loans during 2013 was primarily driven by resolution of certain nonaccrual loans, gross loan charge-offs, and transfers to other real estate and repossessed assets exceeding net additions to nonaccrual loans, as further discussed under “—Loans and Allowance for Loan Losses,” and reflects our continued progress with respect to the implementation of our asset quality improvement initiatives, designed to reduce the overall balance of nonaccrual and other potential problem loans and assets.
Our net loan charge-offs decreased to $5.6 million for the year ended December 31, 2013, compared to $48.1 million in 2012. Our net loan charge-offs were 0.20% of average loans in 2013, compared to 1.57% of average loans in 2012. Loan charge-offs were $25.8 million for 2013, compared to $78.1 million in 2012, and loan recoveries were $20.3 million for 2013, compared to $30.0 million in 2012.
Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”
Comparison of 2012 and 2011. We recorded a provision for loan losses of $2.0 million for the year ended December 31, 2012, compared to $69.0 million in 2011. The decrease in the provision for loan losses for the year ended December 31, 2012, as compared to 2011, was primarily driven by the decrease in our overall level of nonaccrual loans and potential problem loans, a decrease in net loan charge-offs and less severe asset migration to classified asset categories during 2012 than the migration levels experienced during 2011.
Our nonaccrual loans were $109.9 million at December 31, 2012, compared to $220.3 million at December 31, 2011, representing a decrease in nonaccrual loans of $110.4 million, or 50.1%. The decrease in the overall level of nonaccrual loans during 2012 was primarily driven by resolution of certain nonaccrual loans, including the sale of certain nonaccrual loans, gross loan charge-offs, and transfers to other real estate and repossessed assets exceeding net additions to nonaccrual loans.
Our net loan charge-offs decreased to $48.1 million for the year ended December 31, 2012, compared to $132.3 million in 2011. Our net loan charge-offs were 1.57% of average loans in 2012, compared to 3.50% of average loans in 2011. Loan charge-offs were $78.1 million for 2011, compared to $154.6 million in 2011, and loan recoveries were $30.0 million for 2012, compared to $22.3 million in 2011.

Noninterest Income
Comparison of 2013 and 2012. Noninterest income decreased $858,000 to $65.1 million for the year ended December 31, 2013, from $66.0 million in 2012. The decrease in our noninterest income was primarily attributable to lower service charges on deposit accounts and customer service fees, reduced gains on loans sold and held for sale and decreased net gains on investment securities, partially offset by increased gains on sales of other real estate and repossessed assets and reduced declines in the fair value of servicing rights. The following table summarizes noninterest income for the years ended December 31, 2013 and 2012:

	December 31,		Increase (Decrease)
	2013	2012	Amount	%
	(dollars expressed in thousands)
Noninterest income:
Service charges on deposit accounts and customer service fees	$34,320	36,078	(1,758)	(4.9)%
Gain on loans sold and held for sale	5,041	12,931	(7,890)	(61.0)
Net gain on investment securities	36	1,306	(1,270)	(97.2)
Net gain on sales of other real estate and repossessed assets	6,005	2,626	3,379	128.7
Increase (decrease) in fair value of servicing rights	439	(5,475)	5,914	108.0
Loan servicing fees	6,948	7,403	(455)	(6.1)
Other	12,331	11,109	1,222	11.0
Total noninterest income	$65,120	65,978	(858)	(1.3)
Service charges on deposit accounts and customer service fees decreased $1.8 million for the year ended December 31, 2013, as compared to 2012, primarily reflecting reduced non-sufficient funds and returned check fee income on retail and commercial accounts coupled with changes in our deposit mix during the periods.
Gains on loans sold and held for sale decreased $7.9 million for the year ended December 31, 2013, as compared to 2012. The decrease was primarily attributable to a decline in loan production volume in our mortgage banking division as new interest rate lock commitments decreased to $316.6 million for the year ended December 31, 2013, as compared to $608.7 for 2012. The decline in loan production volume was associated with a decrease in refinancing activity in our mortgage banking division.
Net gains on investment securities decreased $1.3 million for the year ended December 31, 2013, as compared to 2012. The net gain on investment securities for 2013 reflects the sale of certain investment securities in anticipation of the sale of our ABS line of business, which was completed during the fourth quarter of 2013, partially offset by other-than-temporary impairment of $407,000 recorded during the first quarter of 2013 on a single municipal investment security classified as held-to-maturity. Proceeds from sales of available-for-sale investment securities were $143.7 million for the year ended December 31, 2013, as compared to $315.2 million for 2012.
Net gains on sales of other real estate and repossessed assets increased $3.4 million for the year ended December 31, 2013, as compared to 2012. We sold other real estate properties and repossessed assets with an aggregate carrying value of $27.9 million at a net gain of $6.0 million in 2013, including a gain of $2.7 million on the sale of a single property in the second quarter of 2013. We sold other real estate properties and repossessed assets with an aggregate carrying value of $45.9 million at a net gain of $2.6 million in 2012.
Net gains (losses) associated with changes in the fair value of mortgage and SBA servicing rights increased to $439,000 for the year ended December 31, 2013, from $(5.5) million for 2012. The changes in the fair value of mortgage and SBA servicing rights during the periods reflect changes in mortgage interest rates and the related changes in estimated prepayment speeds, as well as changes in cash flow assumptions underlying SBA loans serviced for others.
Loan servicing fees decreased $455,000 for the year ended December 31, 2013, as compared to 2012. Loan servicing fees are primarily comprised of fee income generated from the servicing of real estate mortgage loans owned by investors and originated by our mortgage banking division, as well as SBA loans originated to small business concerns, in addition to unused commitment fees received from lending customers. The level of such fees is primarily impacted by the balance of loans serviced and interest shortfall on serviced residential mortgage loans. Interest shortfall represents the difference between the interest collected from a loan servicing customer upon prepayment of the loan and the full month of interest that is required to be remitted to the security owner. The decrease in the level of loan servicing fees was primarily associated with declining volumes of SBA loans serviced for others in addition to unused commitment fees associated with declining loan and unused commitment amounts.
Other income increased $1.2 million for the year ended December 31, 2013, as compared to 2012. The increase in other income primarily reflects the following:

•	Income of $1.2 million recognized on the call of an SBA loan securitization in the first quarter of 2013; and

•	A loss on the sale of certain bank-owned properties of $1.1 million during 2012; partially offset by

•	The receipt of a litigation settlement of $561,000 in the first quarter of 2012; and

•	A gain on the sale of a Community Reinvestment Act, or CRA, investment of $402,000 during the first quarter of 2012.
Comparison of 2012 and 2011. Noninterest income increased $4.1 million to $66.0 million for the year ended December 31, 2012, from $61.9 million in 2011. The increase in our noninterest income was primarily attributable to increased gains on loans sold and held for sale, increased gains on sales of other real estate and repossessed assets, and reduced declines in the fair value of servicing rights, partially offset by lower service charges on deposit accounts and customer service fees, decreased net gains on investment securities and lower loan servicing fees and other income. The following table summarizes noninterest income for the years ended December 31, 2012 and 2011:

	December 31,		Increase (Decrease)
	2012	2011	Amount	%
	(dollars expressed in thousands)
Noninterest income:
Service charges on deposit accounts and customer service fees	$36,078	38,946	(2,868)	(7.4)%
Gain on loans sold and held for sale	12,931	5,176	7,755	149.8
Net gain on investment securities	1,306	5,335	(4,029)	(75.5)
Net gain (loss) on sale of other real estate and repossessed assets	2,626	(1,346)	3,972	295.1
Decrease in fair value of servicing rights	(5,475)	(7,652)	2,177	28.5
Loan servicing fees	7,403	8,271	(868)	(10.5)
Other	11,109	13,194	(2,085)	(15.8)
Total noninterest income	$65,978	61,924	4,054	6.5
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
Gains on loans sold and held for sale increased $7.8 million for the year ended December 31, 2012, as compared to 2011. The increase was primarily attributable to an increase in loan production volume in our mortgage banking division as new interest rate lock commitments increased to $608.7 million for the year ended December 31, 2012, as compared to $392.8 million for 2011. The increase in loan production volume was associated with an increase in refinancing activity in our mortgage banking division in addition to higher margins on the loans originated for sale in the secondary market. Gains on loans sold and held for sale for 2011 also include a loss on the sale of SBA loans of $100,000.
Net gains on investment securities decreased $4.0 million for the year ended December 31, 2012, as compared to 2011. Proceeds from sales of available-for-sale investment securities were $315.2 million for the year ended December 31, 2012, as compared to $283.7 million for 2011. The net gains on investment securities reflect sales of certain investment securities to partially fund the purchase of $141.0 million of seasoned, performing one-to-four-family residential real estate loans in 2012 and to reposition the investment securities portfolio based on our ongoing evaluation of liquidity requirements and overall market and economic conditions during the respective periods.
Net gains on sales of other real estate and repossessed assets increased $4.0 million for the year ended December 31, 2012, as compared to 2011. We sold other real estate properties and repossessed assets with an aggregate carrying value of $45.9 million at a net gain of $2.6 million in 2012. We sold other real estate properties and repossessed assets with an aggregate carrying value of $66.6 million at a net loss of $1.3 million in 2011.
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

Other income decreased $2.1 million for the year ended December 31, 2012, as compared to 2011. The decrease in other income primarily reflects a loss on the sale of certain bank-owned properties of $1.1 million during 2012 and the recovery of $1.8 million received during 2011 from a suspected fraud loss recognized in 2010.
Noninterest Expense
Comparison of 2013 and 2012. Noninterest expense increased $86.1 million to $286.6 million for the year ended December 31, 2013, from $200.5 million in 2012. The increase in our noninterest expense during 2013, as compared to 2012, was primarily attributable to goodwill impairment of $107.3 million and an increase in salaries and employee benefits expense, partially offset by a lower level of expenses associated with our nonperforming assets and potential problem loans, decreased FDIC insurance expense and the implementation of certain measures intended to improve efficiency through the reduction of operating expenses. The following table summarizes noninterest expense for the years ended December 31, 2013 and 2012:

	December 31,		Increase (Decrease)
	2013	2012	Amount	%
	(dollars expressed in thousands)
Noninterest expense:
Salaries and employee benefits	$78,141	75,205	2,936	3.9%
Occupancy, net of rental income, and furniture and equipment	34,253	33,308	945	2.8
Postage, printing and supplies	2,470	2,586	(116)	(4.5)
Information technology fees	21,379	22,446	(1,067)	(4.8)
Legal, examination and professional fees	7,177	8,828	(1,651)	(18.7)
Goodwill impairment	107,267	—	107,267	100.0
Advertising and business development	2,542	1,994	548	27.5
FDIC insurance	6,609	11,313	(4,704)	(41.6)
Write-downs and expenses on other real estate and repossessed assets	5,676	18,672	(12,996)	(69.6)
Other	21,113	26,155	(5,042)	(19.3)
Total noninterest expense	$286,627	200,507	86,120	43.0
Salaries and employee benefits expense increased $2.9 million for the year ended December 31, 2013, as compared to 2012. The overall increase in salaries and employee benefits expense reflects normal compensation increases, increases in staffing levels in certain key revenue-generating functions, an increase in incentive compensation as a result of our improved financial performance and an increase in severance expense associated with the sale of our ABS line of business, partially offset by a decrease in benefits expenses, including medical claims and prescription expenses.
Occupancy, net of rental income, and furniture and equipment expense increased $945,000 for the year ended December 31, 2013, as compared to 2012. The increase primarily resulted from a $787,000 decrease in rent expense during the first quarter of 2012 associated with the transfer of a lease obligation to an unaffiliated third party and the related reversal of the corresponding straight-line rent liability.
Information technology fees decreased $1.1 million for the year ended December 31, 2013, as compared to 2012. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and related fee reductions with First Services, L.P. As more fully described in Note 20 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending, trust and small business lending divisions as well as our payroll processing department.
Legal, examination and professional fees decreased $1.7 million for the year ended December 31, 2013, as compared to 2012. The decrease in legal, examination and professional fees reflects a decline in legal expenses associated with loan collection activities, divestiture activities and litigation matters in comparison to the level of such expenses during 2012.
We recorded a goodwill impairment charge of $107.3 million in the fourth quarter of 2013, as further described in Note 6 to our consolidated financial statements.
Advertising and business development expense increased $548,000 for the year ended December 31, 2013, as compared to 2012, reflecting increased advertising during 2013 as compared to 2012. We expect these expenses to increase over time as we further market our products and services throughout our geographic market areas.
FDIC insurance expense decreased $4.7 million for the year ended December 31, 2013, as compared to 2012. The decrease in FDIC insurance expense is reflective of a reduction in our assessment rate, effective October 2, 2012, in addition to reduced asset levels during 2013, as compared to 2012.

Write-downs and expenses on other real estate and repossessed assets decreased $13.0 million for the year ended December 31, 2013, as compared to 2012. Write-downs related to the revaluation of certain other real estate properties and repossessed assets decreased $12.1 million to $2.4 million in 2013, from $14.5 million in 2012. Other real estate and repossessed asset expenses, exclusive of write-downs, such as taxes, insurance, and repairs and maintenance, were $3.3 million in 2013 as compared to $4.2 million in 2012. The balance of our other real estate and repossessed assets declined to $66.7 million at December 31, 2013, from $92.0 million at December 31, 2012.
Other expense decreased $5.0 million for the year ended December 31, 2013, as compared to 2012. Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, loan expenses, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes, travel, meals and entertainment, overdraft losses and other nonrecurring expenses. The decrease in the overall level of other expense during 2013, as compared to 2012, is reflective of the following:

•	Accruals and cash payments associated with certain litigation and other matters of $700,000 during 2013, as compared to $1.1 million in 2012;

•	Loan expenses related to collection and other matters of $2.8 million during 2013, as compared to $3.6 million in 2012;

•	Amortization expense and losses associated with CRA investments of $654,000 during 2013, as compared to $1.2 million in 2012;

•
Provision for estimated mortgage repurchase losses of $1.2 million during 2013, as compared to $2.3 million in 2012, as further described in Note 24 to our consolidated financial statements. Adverse developments with respect to one or more of the assumptions underlying the estimated liability for mortgage loan repurchase losses and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. If future losses occur in excess of our recorded liability and estimated range of possible loss, such losses could have a material adverse effect on our cash flows, financial condition and results of operations; and

•
An expense of $2.3 million associated with a fair value adjustment on bank-owned facilities of eight of our Florida branches previously reported as discontinued operations that were reclassified to continuing operations during the fourth quarter of 2012.

Comparison of 2012 and 2011. Noninterest expense decreased $25.2 million to $200.5 million for the year ended December 31, 2012, from $225.7 million in 2011. The decrease in our noninterest expense during 2012, as compared to 2011, was primarily attributable to reductions in nearly all expense categories attributable to our profit improvement initiatives and the reduction in our overall asset levels. The following table summarizes noninterest expense for the years ended December 31, 2012 and 2011:

	December 31,		Increase (Decrease)
	2012	2011	Amount	%
	(dollars expressed in thousands)
Noninterest expense:
Salaries and employee benefits	$75,205	76,999	(1,794)	(2.3)%
Occupancy, net of rental income, and furniture and equipment	33,308	35,544	(2,236)	(6.3)
Postage, printing and supplies	2,586	2,649	(63)	(2.4)
Information technology fees	22,446	25,804	(3,358)	(13.0)
Legal, examination and professional fees	8,828	12,185	(3,357)	(27.6)
Amortization of intangible assets	—	3,024	(3,024)	(100.0)
Advertising and business development	1,994	1,755	239	13.6
FDIC insurance	11,313	14,876	(3,563)	(24.0)
Write-downs and expenses on other real estate and repossessed assets	18,672	22,983	(4,311)	(18.8)
Other	26,155	29,886	(3,731)	(12.5)
Total noninterest expense	$200,507	225,705	(25,198)	(11.2)
Salaries and employee benefits expense decreased $1.8 million for the year ended December 31, 2012, as compared to 2011. The overall decrease in salaries and employee benefits expense reflects lower salary expense associated with a decline in the overall level of our FTEs, excluding discontinued operations, which decreased 2.7% to 1,140 at December 31, 2012 from 1,172 at December 31, 2011. The decrease in salary expense was partially offset by an increase in benefits expenses, including medical claims and prescription expenses, and expense associated with our nonqualified deferred compensation plan resulting from market value increases in the underlying employee investment accounts in this plan.
Occupancy, net of rental income, and furniture and equipment expense decreased $2.2 million for the year ended December 31, 2012, as compared to 2011. The decrease reflects reduced furniture, fixture and technology equipment expenditures associated with prior expansion and branch renovation activities and certain branch closures completed in conjunction with profit improvement initiatives. In addition, occupancy expense, net of rental income, includes a $787,000 decrease in rent expense during the first quarter of 2012 associated with the transfer of a lease obligation to an unaffiliated third party and the related reversal of the corresponding straight-line rent liability, as previously discussed.

Information technology fees decreased $3.4 million for the year ended December 31, 2012, as compared to 2011. The decrease in information technology fees is primarily due to the implementation of certain profit improvement initiatives and related fee reductions with First Services, L.P., as previously discussed. Information technology fees also include fees paid to outside servicers associated with our mortgage lending, trust and small business lending divisions as well as our payroll processing department.
Legal, examination and professional fees decreased $3.4 million for the year ended December 31, 2012, as compared to 2011. The decrease in legal, examination and professional fees reflects a decrease in legal expenses associated with loan collection activities, divestiture activities and litigation matters in comparison to the level of such expenses during 2011.
Amortization of intangible assets was $3.0 million for the year ended December 31, 2011, and reflects the amortization of core deposit intangibles associated with prior acquisitions. Our core deposit intangibles became fully amortized during 2011.
FDIC insurance expense decreased $3.6 million for the year ended December 31, 2012, as compared to 2011. Prior to April 1, 2011, the FDIC’s assessment base for the calculation of insurance premium assessments was an institution’s average deposits. The Dodd-Frank Act required the FDIC to establish rules setting insurance premium assessments based on an institution’s average consolidated assets minus its average tangible equity instead of its deposits. The change in the assessment base had the impact of reducing the level of our FDIC insurance expense beginning with the second quarter of 2011. The decrease in FDIC insurance expense is also reflective of our reduced level of deposits and total assets during 2012, as compared to 2011, and a reduction in our assessment rate effective October 2, 2012.
Write-downs and expenses on other real estate and repossessed assets decreased $4.3 million for the year ended December 31, 2012, as compared to 2011. Write-downs related to the revaluation of certain other real estate properties and repossessed assets were $14.5 million in 2012, as compared to $16.9 million in 2011. Other real estate and repossessed asset expenses (exclusive of write-downs) such as taxes, insurance, and repairs and maintenance, were $4.2 million in 2012 as compared to $6.1 million in 2011, reflecting a decrease in the balance of other real estate and repossessed assets and the sale of certain properties that required higher operating expenditures. The balance of our other real estate and repossessed assets decreased to $92.0 million at December 31, 2012, from $129.9 million at December 31, 2011.
Other expense decreased $3.7 million for the year ended December 31, 2012, as compared to 2011. The decrease in the overall level of other expense during 2012, as compared to 2011, is reflective of the following:

•	Amortization expense and losses associated with CRA investments of $1.2 million during 2012, as compared to $2.3 million in 2011;

•	Loan expenses related to collection and other matters of $3.6 million during 2012, as compared to $5.3 million in 2011;

•	A reduction in overdraft losses, net of recoveries, to $678,000 in 2012, as compared to $1.2 million in 2011;

•	Write-downs of bank-owned facilities to estimated fair value less costs to sell of $150,000 during 2012, as compared to $2.6 million in 2011, associated with space consolidation initiatives; and

•	Profit improvement initiatives and management’s efforts to reduce overall expense levels; partially offset by

•
An expense of $2.3 million associated with a fair value adjustment on bank-owned facilities of eight of our Florida branches previously reported as discontinued operations that were reclassified to continuing operations during the fourth quarter of 2012; and

•	Provision for estimated mortgage repurchase losses of $2.3 million during 2012, as compared to $1.3 million in 2011.
Benefit for Income Taxes.
Comparison of 2013 and 2012. We recorded a benefit for income taxes of $288.5 million for the year ended December 31, 2013, compared to a benefit for income taxes of $139,000 for the year ended December 31, 2012. The benefit for income taxes during 2013 reflects the reversal of substantially all of our valuation allowance against our net deferred tax assets, as further discussed below.
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
After analysis of all available positive and negative evidence, we reversed substantially all of our valuation allowance against our net deferred tax assets. We concluded that, as of December 31, 2013, it was more likely than not that substantially all of our net deferred tax assets would be realized in future years. This conclusion was primarily based on eight consecutive quarters of profitability, in addition to the significant improvement in our asset quality metrics and regulatory capital ratios over the last few years and certain other relevant factors.
Comparison of 2012 and 2011. We recorded a benefit for income taxes of $139,000 for the year ended December 31, 2012, compared to a benefit for income taxes of $10.7 million for the year ended December 31, 2011. The benefit for income taxes during 2012 and 2011 reflects the establishment of a full deferred tax asset valuation allowance during 2008 and the resulting inability to record tax benefits on our net loss in 2011 due to existing federal and state net operating loss carryforwards on which the realization of the related tax benefits was not more likely than not at the time, as further described in Note 17 to our consolidated financial statements. The deferred tax asset valuation allowance was primarily established as a result of our three-year cumulative operating loss for the years ended December 31, 2008, 2007 and 2006, after considering all available objective evidence and potential tax planning strategies related to the amount of the deferred tax assets that are more likely than not to be realized.
The benefit for income taxes during 2011 also reflects the recognition of an intra-period tax allocation between other comprehensive income and loss from continuing operations, resulting in a benefit for income taxes of $11.6 million during the third quarter of 2011 and a provision for income taxes of $1.1 million during the fourth quarter of 2011. This intra-period tax allocation was primarily driven by market appreciation in our investment securities portfolio during the third quarter of 2011 and a subsequent decline in the fair value of our investment securities portfolio during the fourth quarter of 2011.
The level of our benefit for income taxes and the deferred tax asset valuation allowance are more fully described in Note 17 to our consolidated financial statements.
Income (Loss) from Discontinued Operations, Net of Tax
We recorded income from discontinued operations, net of tax, of $21.2 million for the year ended December 31, 2013, compared to losses from discontinued operations, net of tax, of $8.8 million and $9.4 million in 2012 and 2011, respectively. The income (loss) from discontinued operations, net of tax, for 2013, 2012 and 2011 is reflective of the following:

•	A gain of $28.6 million associated with the sale of our ABS line of business on November 22, 2013, after the write-off of goodwill allocated to the transaction of $18.0 million;

•
A gain of $408,000 associated with the sale of eight of our retail branches in our Northern Florida Region on April 19, 2013, after the write-off of goodwill allocated to the Northern Florida Region of $700,000;

•
A gain of $425,000 during the second quarter of 2011 associated with the sale of our remaining Northern Illinois Region on May 13, 2011 after the write-off of goodwill and intangible assets allocated to the Northern Illinois Region of $1.6 million; and

•	Other income (loss) from all discontinued operations during the respective periods.
See Note 2 to our consolidated financial statements for further discussion of discontinued operations.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiary
Net income (loss) attributable to noncontrolling interest in subsidiary is comprised of the noncontrolling interest in the net income (losses) of FB Holdings. Net income (loss) attributable to noncontrolling interest in subsidiary was $179,000 for the year ended December 31, 2013, compared to $(297,000) in 2012. The net income attributable to noncontrolling interest in subsidiary for 2013, as compared to the net loss for 2012, is reflective of reduced expenses and write-downs on other real estate properties associated with the reduction of loans and other real estate balances in FB Holdings, partially offset by lower gains on the sale of other real estate properties.
Net losses attributable to noncontrolling interest in subsidiary were $297,000 for the year ended December 31, 2012, compared to $3.0 million in 2011. The decrease in the net loss attributable to noncontrolling interest in subsidiary for 2012, as compared to 2011, is primarily reflective of increased gains on the sale of other real estate properties and reduced expenses and write-downs on other real estate properties associated with the reduction of loan and other real estate balances in FB Holdings during 2012, as compared to 2011.
Noncontrolling interest in our subsidiaries is more fully described in Note 1 and Note 20 to our consolidated financial statements.
FINANCIAL CONDITION
Total assets decreased $590.1 million to $5.92 billion at December 31, 2013, from $6.51 billion at December 31, 2012. The decrease in our total assets was attributable to decreases in our cash and short-term investments, our investment securities portfolio, our loans, goodwill and our other real estate and repossessed assets, partially offset by an increase in our deferred income taxes.

Cash and cash equivalents, which are comprised of cash and short-term investments, decreased $328.4 million to $190.4 million at December 31, 2013, from $518.8 million at December 31, 2012. The majority of funds in our short-term investments were maintained in our correspondent bank account with the FRB, as further discussed under “—Liquidity Management.” The decrease in our cash and cash equivalents was primarily attributable to the following:

•	The sale of our ABS line of business on November 22, 2013, which resulted in a cash outflow of $487.7 million; and

•	A decrease in our deposit balances of $106.9 million, exclusive of the sale of $572.1 million of deposits associated with our ABS line of business; partially offset by

•	A net decrease in our investment securities portfolio of $251.8 million, excluding the fair value adjustment on our available-for-sale investment securities;

•
A decrease in loans of $17.6 million, exclusive of loan charge-offs, transfers of loans to other real estate and repossessed assets and the sale of $20.8 million of loans associated with our ABS line of business;

•	Recoveries of loans previously charged off of $20.3 million;

•	Sales of other real estate and repossessed assets resulting in the receipt of cash proceeds from these sales of approximately $33.9 million;

•	A net increase in our other borrowings of $17.1 million, consisting of changes in our daily repurchase agreements utilized by customers as an alternative deposit product; and

•	Cash generated by operating earnings.
Investment securities decreased $323.3 million to $2.35 billion at December 31, 2013, from $2.68 billion at December 31, 2012. The net decrease in our investment securities during 2013 reflects the reinvestment of proceeds from sales and maturities of investment securities into cash and cash equivalents in anticipation of the sale of our ABS line of business, which was completed on November 22, 2013 and resulted in a cash outlay of $487.7 million. Funds available from reductions in our loan portfolio, in addition to the partial reinvestment of funds available from maturities and/or calls of investment securities of $500.3 million and sales of available-for-sale investment securities of $143.7 million, were utilized to purchase investment securities of $392.1 million during 2013. The decrease also reflects a decrease in the fair value adjustment of approximately $42.9 million on our available-for-sale investment securities resulting from an increase in market interest rates during 2013. During the first quarter of 2013, we also reclassified certain of our available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $242.5 million in aggregate, as further described in Note 3 to our consolidated financial statements and under “—Liquidity Management.” We continue to maintain a high level of investment securities in an effort to support future loan growth opportunities, maximize our net interest income and net interest margin, and maintain appropriate liquidity levels and appropriate diversification within our investment securities portfolio. Additional information regarding our investment securities portfolio is more fully described in Note 3 to our consolidated financial statements.
Total loans decreased $73.7 million to $2.86 billion at December 31, 2013, from $2.93 billion at December 31, 2012. The decrease reflects the sale of $20.8 million of loans associated with our ABS line of business, as further discussed in Note 2 to our consolidated financial statements, gross loan charge-offs of $25.8 million, transfers of loans to other real estate and repossessed assets of $9.5 million, and other net loan activity of $17.6 million, including principal repayments and/or payoffs on nonperforming, potential problem and other loans in addition to loan runoff in problem loans and loans in markets we previously exited, as further discussed under “—Loans and Allowance for Loan Losses.” These decreases were partially offset by new loan production, particularly in our commercial real estate and commercial and industrial production volumes, as a result of successful efforts to expand existing loan relationships and develop new loan relationships.
Goodwill decreased $125.3 million to zero at December 31, 2013, from $125.3 million at December 31, 2012. We recorded goodwill impairment of $107.3 million during the fourth quarter of 2013, as previously discussed, and as further described in Note 6 to our consolidated financial statements. The decrease also reflects the allocation of $18.0 million of goodwill associated with our ABS line of business, which we sold during the fourth quarter of 2013.
Deferred income tax assets increased $286.8 million to $315.9 million at December 31, 2013, from $29.0 million at December 31, 2012. The increase reflects the reversal of substantially all of our valuation allowance against our net deferred tax assets during the fourth quarter of 2013, as more fully described above under "—Benefit for Income Taxes" and in Note 17 to our consolidated financial statements.
Other real estate and repossessed assets decreased $25.3 million to $66.7 million at December 31, 2013, from $92.0 million at December 31, 2012. The decrease in other real estate and repossessed assets was primarily attributable to the sale of other real estate properties and repossessed assets with a carrying value of $27.9 million at a net gain of $6.0 million, and write-downs of other real estate properties and repossessed assets of $2.4 million primarily attributable to declining real estate values on certain properties. These decreases were partially offset by foreclosures and additions to other real estate and repossessed assets of $9.5 million, as further discussed under “—Loans and Allowance for Loan Losses.”

Assets and liabilities of discontinued operations were $6.7 million and $155.7 million, respectively, at December 31, 2012, and represent the assets and liabilities of our three Northern Florida Region branches closed on April 5, 2013 and our eight Northern Florida Region branches sold on April 19, 2013. See Note 2 to our consolidated financial statements for further discussion of discontinued operations.
Deposits decreased $679.0 million to $4.81 billion at December 31, 2013, from $5.49 billion at December 31, 2012. The decrease reflects the sale of $572.1 million of deposits associated with our ABS line of business on November 22, 2013, as further discussed in Note 2 to our consolidated financial statements. Exclusive of this transaction, total deposits decreased $106.9 million, which was primarily attributable to reductions of higher rate certificates of deposit and a decrease in savings and money market deposits, partially offset by an increase in demand deposits. Time deposits and savings and money market deposits decreased $178.1 million and $20.4 million, respectively, and demand deposits increased $91.6 million.
Other borrowings, which are comprised of daily securities sold under agreements to repurchase (in connection with cash management activities of our commercial deposit customers), increased $17.1 million to $43.1 million at December 31, 2013, from $26.0 million at December 31, 2012, reflecting changes in customer balances associated with this product segment.
Deferred income tax liabilities decreased $7.8 million to $28.4 million at December 31, 2013, from $36.2 million at December 31, 2012. The decrease primarily resulted from a decrease in deferred tax liabilities associated with the corresponding decrease in the fair value adjustment of our available-for-sale investment securities as a result of an increase in market interest rates during 2013.
Accrued expenses and other liabilities increased $46.8 million to $191.1 million at December 31, 2013, from $144.3 million at December 31, 2012. The increase was primarily attributable to an increase of $15.9 million in dividends payable on our Class C Preferred Stock and our Class D Preferred Stock to $77.8 million at December 31, 2013, and an increase of $15.0 million in accrued interest payable on our junior subordinated debentures to $62.9 million at December 31, 2013, as further discussed in Notes 12 and 13 to our consolidated financial statements. Accrued expenses and other liabilities at December 31, 2013 also includes $15.5 million associated with the final settlement due on the sale of our ABS line of business in November, 2013. This liability was paid on January 31, 2014.
Stockholders’ equity, including noncontrolling interest in subsidiary, increased $188.3 million to $488.3 million at December 31, 2013, from $300.0 million at December 31, 2012. The increase primarily reflects net income, including discontinued operations, of $241.7 million, partially offset by a net decrease in accumulated other comprehensive income of $37.8 million associated with a decrease in unrealized gains on available-for-sale investment securities, resulting from the increase in market interest rates experienced during 2013, and dividends declared of $15.9 million on our Class C Preferred Stock and our Class D Preferred Stock.
Loans and Allowance for Loan Losses
Loan Portfolio Composition. Total loans represented 48.3% of our assets as of December 31, 2013, compared to 45.0% of our assets at December 31, 2012. Total loans decreased $73.7 million to $2.86 billion at December 31, 2013 from $2.93 billion at December 31, 2012. The following table summarizes the composition of our loan portfolio by portfolio segment and the percent of each portfolio segment to the total portfolio as of the dates presented:

	December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars expressed in thousands)
Commercial, financial and agricultural	$600,704	21.2%	$610,301	21.3%	$725,195	22.3%	$1,045,832	23.5%	$1,692,922	25.8%
Real estate construction and development	121,662	4.3	174,979	6.1	249,987	7.7	490,766	11.1	1,052,922	16.0
Real estate mortgage:
One-to-four-family residential	921,488	32.5	986,767	34.4	902,438	27.7	1,050,895	23.7	1,279,166	19.5
Multi-family residential	121,304	4.3	103,684	3.6	127,356	3.9	178,289	4.0	223,044	3.4
Commercial real estate	1,048,234	37.0	969,680	33.9	1,225,538	37.7	1,642,920	37.0	2,269,372	34.6
Consumer and installment	18,681	0.7	19,262	0.7	23,596	0.7	33,623	0.8	56,029	0.8
Net deferred loan fees	(526)	—	(59)	—	(942)	—	(4,511)	(0.1)	(7,846)	(0.1)
Total loans, excluding loans held for sale	2,831,547	100.0%	2,864,614	100.0%	3,253,168	100.0%	4,437,814	100.0%	6,565,609	100.0%
Loans held for sale	25,548		66,133		31,111		54,470		42,684
Total loans	$2,857,095		$2,930,747		$3,284,279		$4,492,284		$6,608,293

The following table summarizes the composition of our loan portfolio by geographic region and/or business segment at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(dollars expressed in thousands)
Mortgage Division	$513,225	582,021
Florida	58,525	65,582
Northern California	361,895	383,519
Southern California	968,241	922,191
Chicago	91,048	122,508
Missouri	565,043	528,168
Texas	23,705	41,951
Northern and Southern Illinois	224,664	212,177
Other	50,749	72,630
Total	$2,857,095	2,930,747
We attribute the net decrease in our loan portfolio in 2013 primarily to:

•
A decrease of $9.6 million, or 1.6%, in our commercial, financial and agricultural portfolio, primarily reflecting the sale of $20.8 million of such loans at par value associated with our ABS line of business during the fourth quarter of 2013, partially offset by new loan production;

•
A decrease of $53.3 million, or 30.5%, in our real estate construction and development portfolio, primarily attributable to our continued efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment. We received a payoff of $29.6 million during the third quarter of 2013 on a single credit relationship in our Northern California region, of which $19.6 million of the loan relationship was on nonaccrual status and $10.0 million was considered a performing troubled debt restructuring, or performing TDR. The payoff of this loan relationship also resulted in a recovery to the allowance for loan losses of $2.2 million. The following table summarizes the composition of our real estate construction and development portfolio by region as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(dollars expressed in thousands)
Northern California	$81	30,388
Southern California	91,608	88,893
Chicago	8,041	21,024
Missouri	4,142	9,791
Texas	4,392	9,927
Florida	845	378
Northern and Southern Illinois	6,412	8,260
Other	6,141	6,318
Total	$121,662	174,979
We have reduced our exposure to our real estate construction and development portfolio over the past several years due primarily to weak economic conditions and declines in real estate values in certain of our market areas which resulted in higher levels of charge-offs and foreclosures during these periods. As a result of our efforts to reduce our exposure to this portfolio segment, we decreased the portfolio balance by $2.02 billion, or 94.3%, from $2.14 billion at December 31, 2007 to $121.7 million at December 31, 2013. Of the remaining portfolio balance of $121.7 million, $4.9 million, or 4.0%, of these loans were on nonaccrual status as of December 31, 2013 and $73.4 million, or 60.3%, of these loans were considered potential problem loans, including a $60.3 million loan relationship in our Southern California region, as further discussed below;

•
A decrease of $65.3 million, or 6.6%, in our one-to-four-family residential real estate loan portfolio primarily attributable to gross loan charge-offs of $12.7 million, transfers to other real estate of $6.2 million and principal payments; partially offset by new loan production. The following table summarizes the composition of our one-to-four-family residential real estate loan portfolio as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(dollars expressed in thousands)
One-to-four-family residential real estate:
Bank portfolio	$90,153	122,338
Mortgage Division portfolio, excluding Florida	409,854	427,759
Florida Mortgage Division portfolio	72,157	82,212
Home equity portfolio	349,324	354,458
Total	$921,488	986,767
Our Bank portfolio consists of mortgage loans originated to customers from our retail branch banking network. The decrease in this portfolio of $32.2 million, or 26.3%, during 2013 is primarily attributable to principal payments resulting from loan refinancings in the ongoing volatile mortgage interest rate environment. As of December 31, 2013, approximately $5.8 million, or 6.5%, of this portfolio is considered impaired, consisting of nonaccrual loans of $5.1 million and performing TDRs of $703,000.
Our Mortgage Division portfolio, excluding Florida, consists of both prime mortgage loans and Alt A and sub-prime mortgage loans that were originated prior to our discontinuation of Alt A and sub-prime loan products in 2007. The decrease in this portfolio of $17.9 million, or 4.2%, during 2013 is primarily attributable to principal payments, gross loan charge-offs of $6.7 million and transfers to other real estate; partially offset by the addition of approximately $66.5 million of new loan production into this portfolio, consisting of jumbo adjustable rate and 10 and 15-year fixed rate mortgages. As of December 31, 2013, approximately $80.4 million, or 19.6%, of this portfolio is considered impaired, consisting of nonaccrual loans of $11.6 million and performing TDRs of $68.8 million, including loans modified in the Home Affordable Modification Program, or HAMP, of $63.3 million.
Our Florida Mortgage Division portfolio, the majority of which was acquired in November 2007 through our acquisition of Coast Bank, consists primarily of prime mortgage loans and Alt A mortgage loans. The decrease in this portfolio of $10.1 million, or 12.2%, is primarily attributable to principal payments, gross loan charge-offs of $2.1 million and transfers to other real estate. As of December 31, 2013, approximately $12.0 million, or 16.6%, of this portfolio is considered impaired, consisting of performing TDRs of $8.7 million, including loans modified in HAMP of $6.7 million, and nonaccrual loans of $3.3 million. Our Mortgage Division portfolio, excluding Florida, and our Florida Mortgage Division portfolio are collectively defined as our Mortgage Division portfolio unless otherwise noted.
Our home equity portfolio consists of loans originated to customers from our retail branch banking network. The decrease in this portfolio of $5.1 million, or 1.4%, during 2013 is primarily attributable to principal payments, gross loan charge-offs of $2.7 million, and ordinary and seasonal fluctuations experienced within this loan product type. As of December 31, 2013, approximately $7.4 million, or 2.1%, of this portfolio is on nonaccrual status;

•
An increase of $17.6 million, or 17.0%, in our multi-family residential real estate portfolio primarily attributable to new loan production within this portfolio segment. As of December 31, 2013, approximately $29.7 million, or 24.5%, of this portfolio is considered impaired, consisting of nonaccrual loans of $1.7 million and performing TDRs of $28.0 million, consisting solely of one loan relationship in our Chicago region restructured during the fourth quarter of 2012, as further described below under "Performing Troubled Debt Restructurings."

•
An increase of $78.6 million, or 8.1%, in our commercial real estate portfolio primarily attributable to new loan production within this portfolio segment, in particular our non-owner occupied commercial real estate portfolio, partially offset by our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment, including the payoff of a $13.7 million credit relationship in the fourth quarter of 2013 that was classified as a potential problem loan at December 31, 2012 and the payoff of a $5.2 million performing TDR in the second quarter of 2013. The following table summarizes the composition of our commercial real estate portfolio by loan type as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(dollars expressed in thousands)
Farmland	$18,626	17,784
Owner occupied	568,035	552,983
Non-owner occupied	461,573	398,913
Total	$1,048,234	969,680
Our non-owner occupied portfolio constitutes approximately 44.0% of our commercial real estate portfolio at December 31, 2013. As of December 31, 2013, $4.8 million, or 1.0%, of our non-owner occupied segment is considered impaired, consisting of nonaccrual loans of $4.2 million and performing TDRs of $600,000. The following table summarizes the composition of our non-owner occupied loan portfolio by region as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(dollars expressed in thousands)
Northern California	$149,844	120,247
Southern California	191,111	174,494
Chicago	2,128	4,149
Missouri	79,510	60,981
Texas	9,286	14,203
Florida	6,626	7,122
Northern and Southern Illinois	21,657	15,921
Other	1,411	1,796
Total	$461,573	398,913

•	A decrease of $581,000, or 3.0%, in our consumer and installment portfolio, reflecting portfolio runoff; and

•
A decrease of $40.6 million, or 61.4%, in our loans held for sale portfolio primarily resulting from a decline in origination volumes and the timing of subsequent sales into the secondary mortgage market.

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
The decrease in our Bank portfolio of $43.2 million, or 26.1%, during 2012 is primarily attributable to principal payments resulting from an increasing volume of loan refinancings and the low mortgage interest rate environment. As of December 31, 2012, approximately $8.5 million, or 7.0%, of this portfolio is considered impaired, consisting of nonaccrual loans of $6.9 million and performing TDRs of $1.6 million.
The increase in our Mortgage Division portfolio of $158.7 million, or 59.0%, during 2012 is primarily attributable to the purchase of $141.0 million of seasoned, performing one-to-four-family residential real estate loans from another financial institution on September 28, 2012 and the addition of approximately $67.6 million of new loan production into this portfolio, consisting of jumbo adjustable rate and 10 and 15-year fixed rate mortgages; partially offset by principal payments, gross loan charge-offs of $10.0 million and transfers to other real estate. As of December 31, 2012, approximately $88.2 million, or 20.6%, of this portfolio is considered impaired, consisting of nonaccrual loans of $17.2 million and performing TDRs of $71.0 million, including loans modified in HAMP of $64.2 million.
The decrease in our Florida Mortgage Division portfolio of $15.6 million, or 16.0%, is primarily attributable to principal payments, gross loan charge-offs of $3.1 million and transfers to other real estate. As of December 31, 2012, approximately $9.9 million, or 12.0%, of this portfolio is considered impaired, consisting of performing TDRs of $7.3 million, including loans modified in HAMP of $5.5 million, and nonaccrual loans of $2.6 million.
The decrease in our home equity portfolio of $15.5 million, or 4.2%, during 2012 is primarily attributable to gross loan charge-offs of $5.0 million, in addition to principal payments and ordinary and seasonal fluctuations experienced within this loan product type. As of December 31, 2012, approximately $8.7 million, or 2.4%, of this portfolio is on nonaccrual status;

•
A decrease of $23.7 million, or 18.6%, in our multi-family residential real estate portfolio primarily attributable to reduced loan demand within our markets as well as our efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment, including the payoff of a $15.4 million special mention credit in our Southern Illinois region in the third quarter of 2012, and gross loan charge-offs of $2.4 million. As of December 31, 2012, approximately $35.0 million, or 33.8%, of this portfolio is considered impaired, consisting of nonaccrual loans of $6.8 million and performing TDRs of $28.2 million, consisting solely of one loan relationship in our Chicago region restructured during the fourth quarter of 2012;

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

Loans at December 31, 2013 mature as follows:

		Over One Year Through Five Years		Over Five Years
	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(dollars expressed in thousands)
Commercial, financial and agricultural	$270,605	128,573	125,156	21,705	54,665	600,704
Real estate construction and development	100,167	12,629	2,776	189	5,901	121,662
Real estate mortgage:
One-to-four-family residential	30,121	33,143	14,837	262,807	580,580	921,488
Multi-family residential	15,785	55,178	4,095	35,144	11,102	121,304
Commercial real estate	131,551	339,818	191,795	285,635	99,435	1,048,234
Consumer and installment and net deferred loan fees	5,735	10,113	1,672	578	57	18,155
Loans held for sale	25,548	—	—	—	—	25,548
Total loans	$579,512	579,454	340,331	606,058	751,740	2,857,095
The following table summarizes the components of changes in our total loan portfolio for the five years ended December 31, 2013:

	Increase (Decrease) For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars expressed in thousands)
Internal loan volume decrease	$(8,571)	(337,206)	(868,141)	(1,339,445)	(749,712)
Loans purchased	—	141,048	—	—	—
Loans and leases sold	(29,763)	(55,081)	(115,296)	(245,420)	(308,034)
Loans transferred to assets held for sale	—	—	—	(794)	(14,382)
Loans transferred to discontinued operations	—	—	—	(40,265)	(416,245)
Loans charged-off	(25,835)	(78,070)	(154,627)	(331,196)	(352,723)
Loans transferred to other real estate and repossessed assets	(9,483)	(24,223)	(69,941)	(158,889)	(143,586)
Total decrease in loan portfolio	$(73,652)	(353,532)	(1,208,005)	(2,116,009)	(1,984,682)

Nonperforming Assets. Nonperforming assets include nonaccrual loans, other real estate and repossessed assets. The following table presents the categories of nonperforming assets and certain ratios as of the dates presented:

	December 31,
	2013	2012	2011	2010	2009
	(dollars expressed in thousands)
Nonperforming Assets: (1)
Nonaccrual loans:
Commercial, financial and agricultural	$10,523	19,050	55,340	67,365	41,408
Real estate construction and development	4,914	32,152	71,244	134,244	407,077
One-to-four-family residential real estate:
Bank portfolio	5,146	6,910	14,690	14,479	13,500
Mortgage Division portfolio	14,917	19,780	16,778	33,386	94,433
Home equity portfolio	7,361	8,671	6,940	7,122	4,303
Multi-family residential	1,793	6,761	7,975	12,960	14,734
Commercial real estate	8,283	16,520	47,262	129,187	115,312
Consumer and installment	19	28	22	165	337
Total nonaccrual loans	52,956	109,872	220,251	398,908	691,104
Other real estate and repossessed assets	66,702	91,995	129,896	140,665	126,911
Total nonperforming assets	$119,658	201,867	350,147	539,573	818,015

Total loans	$2,857,095	2,930,747	3,284,279	4,492,284	6,608,293

Performing troubled debt restructurings	$110,627	128,917	126,442	112,903	54,336

Loans past due 90 days or more and still accruing	$424	1,090	2,744	5,523	3,807

Ratio of:
Allowance for loan losses to loans	2.84%	3.13%	4.19%	4.48%	4.03%
Nonaccrual loans to loans	1.85	3.75	6.71	8.88	10.46
Allowance for loan losses to nonaccrual loans	153.02	83.37	62.52	50.40	38.55
Nonperforming assets to loans, other real estate and repossessed assets	4.09	6.68	10.26	11.65	12.15

(1)
During the first quarter of 2010, the Company modified its definition of nonperforming assets to exclude performing TDRs because these loans were performing in accordance with the current or modified terms. Prior periods have been adjusted for this reclassification.

Our nonperforming assets, consisting of nonaccrual loans, other real estate and repossessed assets, were $119.7 million, $201.9 million and $350.1 million at December 31, 2013, 2012 and 2011, respectively.
We attribute the $56.9 million, or 51.8%, net decrease in our nonaccrual loans during the year ended December 31, 2013 to the following:

•
A decrease in nonaccrual loans of $8.5 million, or 44.8%, in our commercial, financial and agricultural portfolio, primarily driven by gross loan charge-offs of $5.6 million and payments received, partially offset by additions to nonaccrual loans during the year;

•
A decrease in nonaccrual loans of $27.2 million, or 84.7%, in our real estate construction and development loan portfolio, reflecting our continued efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment, including the payoff of $19.6 million of nonaccrual loans associated with a single credit relationship in our Northern California region during the third quarter of 2013, as previously discussed, a $6.5 million paydown on a large loan relationship in our Southern California region during the third quarter of 2013 and slowing in the level of deterioration in this portfolio due in part to the decline in the total portfolio balance;

•
A decrease in nonaccrual loans of $7.9 million, or 22.4%, in our one-to-four-family residential real estate loan portfolio driven by gross loan charge-offs of $12.7 million, transfers to other real estate of $6.2 million and payments received, partially offset by additions to nonaccrual loans during the year. We continue to modify loans under HAMP where deemed economically advantageous to our borrowers and us;

•
A decrease in nonaccrual loans of $5.0 million, or 73.5%, in our multi-family residential loan portfolio primarily driven by payoffs and payments received, including a $2.5 million payoff on a nonperforming TDR during the second quarter of 2013, partially offset by additions to nonaccrual loans during the year; and

•
A decrease in nonaccrual loans of $8.2 million, or 49.9%, in our commercial real estate portfolio primarily driven by gross loan charge-offs of $6.7 million, transfers to other real estate of $2.7 million and payments received, partially offset by additions to nonaccrual loans during the year.

The decrease in other real estate and repossessed assets of $25.3 million, or 27.5%, during 2013 was primarily driven by the sale of other real estate properties with an aggregate carrying value of $27.9 million at a net gain of $6.0 million and write-downs of other real estate and repossessed assets of $2.4 million attributable to declining real estate values on certain properties, partially offset by foreclosures and other additions to other real estate. Of the $66.7 million of other real estate and repossessed assets at December 31, 2013, $25.7 million and $40.9 million consisted of collateral with the most recent appraisal date being in 2013 and 2012, respectively. The remaining $108,000 of other real estate and repossessed assets at December 31, 2013 consisted of collateral with the most recent appraisal date being in 2011 and 2010.
The following table summarizes the composition of our nonperforming assets by region / business segment at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(dollars expressed in thousands)
Mortgage Division	$16,964	22,507
Florida	1,911	2,308
Northern California	3,027	25,661
Southern California	48,571	62,130
Chicago	2,693	18,126
Missouri	25,757	36,411
Texas	5,541	9,194
Northern and Southern Illinois	8,993	13,362
Other	6,201	12,168
Total nonperforming assets	$119,658	201,867
During 2013, we experienced a decline in nonperforming assets in all of our regions as a result of payment and sales activity on loans, sales of other real estate properties, charge-offs of loans and write-downs of other real estate properties. We have been successful in reducing our overall level of nonperforming assets as a result of the completion of several asset quality improvement initiatives.
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

•
A decrease in nonaccrual loans of $39.1 million, or 54.9%, in our real estate construction and development loan portfolio driven by gross loan charge-offs of $12.2 million, transfers to other real estate of $10.0 million, the sale of $3.5 million of nonaccrual loans, and payments received, partially offset by additions to nonaccrual loans during the year. Nonaccrual real estate construction and development loans at December 31, 2012 included a single loan in our Northern California region with a then recorded investment of $18.6 million, which was subsequently paid off in the third quarter of 2013, as previously discussed;

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
During 2012, we experienced a decline in nonperforming assets in all of our regions, with the exception of our Mortgage Division, as a result of payment and sales activity on loans, sales of other real estate properties, charge-offs of loans and write-downs on other real estate properties.
As of December 31, 2013, 2012 and 2011, loans identified by management as TDRs aggregating $10.6 million, $40.0 million and $40.8 million, respectively, were on nonaccrual status and were classified as nonperforming loans.
While we continue our efforts to reduce nonperforming and potential problem loans, we expect market conditions in certain of our geographic sectors to remain uncertain, which may continue to impact the overall level of our nonperforming and potential problem loans, loan charge-offs, provision for loan losses and other real estate and repossessed assets balances.
Performing Troubled Debt Restructurings. The following table presents the categories of performing TDRs as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(dollars expressed in thousands)
Real estate construction and development	$—	10,031
Real estate mortgage:
One-to-four-family residential	78,153	79,905
Multi-family residential	27,955	28,240
Commercial real estate	4,519	10,741
Total performing troubled debt restructurings	$110,627	128,917
The decrease in performing TDRs of $18.3 million, or 14.2%, during 2013 was primarily attributable to the payoff of $10.0 million of real estate construction and development performing TDRs associated with a single credit relationship in our Northern California region during the third quarter of 2013, as previously discussed, and the payoff of a $5.2 million commercial real estate loan in our Southern California region during the second quarter of 2013. Our multi-family residential performing TDRs consist of a single $28.0 million loan relationship in our Chicago region that was restructured during the fourth quarter of 2012. We are closely monitoring this loan relationship, and while the facts and circumstances are subject to change in the future, the borrower continued to service this obligation in accordance with the existing terms and conditions of the restructured credit agreement as of December 31, 2013.

Potential Problem Loans. As of December 31, 2013 and 2012, loans aggregating $105.0 million and $116.1 million, respectively, which were not classified as nonperforming assets or performing TDRs, were identified by management as having potential credit problems, or potential problem loans. These loans are generally defined as loans having an internally assigned grade of substandard and loans in the Mortgage Division which are 30-89 days past due. The following table presents the categories of our potential problem loans as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(dollars expressed in thousands)
Commercial, financial and agricultural	$14,727	8,423
Real estate construction and development	73,390	81,364
Real estate mortgage:
One-to-four-family residential	4,286	11,664
Multi-family residential	555	773
Commercial real estate	11,999	13,868
Total potential problem loans	$104,957	116,092
Potential problem loans decreased $11.1 million, or 9.6%, during 2013. The decrease in potential problem loans reflects transfers of certain potential problem loans to special mention status, transfers to nonaccrual status and payment activity. Potential problem loans at December 31, 2013 include a $60.3 million real estate construction and development credit relationship in our Southern California region. We received a payment of $6.5 million during the third quarter of 2013 on this credit relationship and we continue to closely monitor this loan relationship. Based on recent valuations of the underlying collateral securing this loan relationship, we have determined that it is currently adequately secured. While facts and circumstances are subject to change in the future, the borrower continued to service this obligation in accordance with the existing terms and conditions of the credit agreement as of December 31, 2013.
The following table summarizes the composition of our potential problem loans by region / business segment at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(dollars expressed in thousands)
Mortgage Division	$2,491	6,627
Florida	2,305	4,443
Northern California	1,853	860
Southern California	77,064	88,690
Chicago	5,420	1,835
Missouri	4,185	7,391
Texas	489	842
Northern and Southern Illinois	8,252	4,775
Other	2,898	629
Total potential problem loans	$104,957	116,092
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
Allowance for Loan Losses. Our allowance for loan losses decreased to $81.0 million at December 31, 2013, compared to $91.6 million and $137.7 million at December 31, 2012 and 2011, respectively. The decrease in our allowance for loan losses of $10.6 million during 2013 was primarily attributable to net loan charge-offs of $5.6 million and a negative provision for loan losses of $5.0 million. The decrease in the allowance for loan losses is also attributable to the decrease in nonaccrual loans of $56.9 million and the $73.7 million decrease in the overall level of our loan portfolio.
We attribute the negative provision for loan losses of $5.0 million during the year ended December 31, 2013 to significant improvement in asset quality metrics such as the decline in nonaccrual loans of $56.9 million, of which $27.2 million was in the real estate construction and development portfolio, which incurred substantial net charge-offs from 2008 through 2011.
Our allowance for loan losses as a percentage of total loans was 2.84%, 3.13% and 4.19% at December 31, 2013, 2012 and 2011, respectively. The decrease in the allowance for loan losses as a percentage of total loans during 2013 was primarily attributable to the decrease in our nonaccrual loans, which generally require a higher allowance for loan losses relative to the amount of the loans than the remainder of the loan portfolio, in addition to a decrease in our historical net loan charge-off experience as a result of declining charge-off levels for the years ended December 31, 2013 and 2012, as compared to the years ended December 31, 2011, 2010 and 2009.
Our allowance for loan losses as a percentage of nonaccrual loans was 153.02%, 83.37% and 62.52% at December 31, 2013, 2012 and 2011, respectively. The increase in the allowance for loan losses as a percentage of nonaccrual loans during 2013 was primarily attributable to the decrease in nonaccrual loans, a portion of which did not carry a specific allowance for loan losses as these loans had been charged down to the estimated fair value of the related collateral less estimated costs to sell.

The following table is a summary of the changes in the allowance for loan losses for the five years ended December 31, 2013:

	As of or For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(dollars expressed in thousands)
Allowance for loan losses, beginning of year	$91,602	137,710	201,033	266,448	220,214
Allowance for loan losses allocated to loans sold	—	—	—	(321)	(4,725)
Total	91,602	137,710	201,033	266,127	215,489
Loans charged-off:
Commercial, financial and agricultural	(5,578)	(17,410)	(46,256)	(52,072)	(104,648)
Real estate construction and development	(448)	(12,244)	(35,459)	(143,394)	(122,303)
Real estate mortgage:
One-to-four-family residential:
Bank portfolio	(1,262)	(3,699)	(4,561)	(5,274)	(5,820)
Mortgage Division portfolio	(8,791)	(13,095)	(19,086)	(47,525)	(71,528)
Home equity portfolio	(2,694)	(5,020)	(7,708)	(9,409)	(6,298)
Multi-family residential	(162)	(2,435)	(3,126)	(9,266)	(508)
Commercial real estate	(6,720)	(23,856)	(37,974)	(63,259)	(40,255)
Consumer and installment	(180)	(311)	(457)	(997)	(1,363)
Total	(25,835)	(78,070)	(154,627)	(331,196)	(352,723)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	5,302	12,886	6,962	37,776	1,983
Real estate construction and development	7,165	5,659	6,694	5,256	2,065
Real estate mortgage:
One-to-four-family residential:
Bank portfolio	634	1,090	570	331	539
Mortgage Division portfolio	3,268	3,544	2,903	4,634	2,930
Home equity portfolio	553	554	512	264	62
Multi-family residential	145	44	562	14	5
Commercial real estate	3,067	5,982	3,787	3,370	5,843
Consumer and installment	132	203	314	457	255
Total	20,266	29,962	22,304	52,102	13,682
Net loans charged-off	(5,569)	(48,108)	(132,323)	(279,094)	(339,041)
Provision (benefit) for loan losses	(5,000)	2,000	69,000	214,000	390,000
Allowance for loan losses, end of year	$81,033	91,602	137,710	201,033	266,448
Total loans outstanding:
Average	$2,819,005	3,054,893	3,781,082	5,483,898	7,297,827
End of year	2,857,095	2,930,747	3,284,279	4,492,284	6,608,293
End of year, excluding loans held for sale	2,831,547	2,864,614	3,253,168	4,437,814	6,565,609
Ratio of allowance for loan losses to loans outstanding:
Average	2.87%	3.00%	3.64%	3.67%	3.65%
End of year	2.84	3.13	4.19	4.48	4.03
End of year, excluding loans held for sale	2.86	3.20	4.23	4.53	4.06
Ratio of net charge-offs to average loans outstanding	0.20	1.57	3.50	5.09	4.65
Ratio of current year recoveries to preceding year’s charge-offs	25.96	19.38	6.73	14.77	4.13
Our net loan charge-offs were $5.6 million, $48.1 million and $132.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our net loan charge-offs as a percentage of average loans were 0.20%, 1.57% and 3.50% for the years ended December 31, 2013, 2012 and 2011, respectively.
The decrease in our net loan charge-off levels in 2013, as compared to 2012, is primarily attributable to the following:

•
A decrease in net loan charge-offs associated with our commercial, financial and agricultural portfolio of $4.2 million. Net loan charge-offs associated with this portfolio were $276,000 in 2013, compared to $4.5 million in 2012. Net loan charge-offs for 2012 included aggregate charge-offs of $2.5 million associated with the sale of $19.4 million of loans;

•
A decrease in net loan charge-offs associated with our real estate construction and development portfolio of $13.3 million. Net loan recoveries associated with this portfolio were $6.7 million in 2013, compared to net loan charge-offs of $6.6 million in 2012. Net loan recoveries for 2013 included a $2.2 million recovery associated with the payoff of a $29.6 million credit relationship in our Northern California region;

•
A decrease in net loan charge-offs associated with our one-to-four-family residential loan portfolio of $8.3 million in 2013. Net loan charge-offs associated with this portfolio were $8.3 million in 2013, compared to $16.6 million in 2012, and included net loan charge-offs in our Mortgage Division portfolio of $5.5 million in 2013 and $9.6 million in 2012, reflecting continued reductions in the portfolio balance of our Alt A and subprime loans;

•
A decrease in net loan charge-offs associated with our multi-family residential portfolio of $2.4 million. Net loan charge-offs associated with this portfolio were $17,000 in 2013, compared to $2.4 million in 2012; and

•
A decrease in net loan charge-offs associated with our commercial real estate portfolio of $14.2 million. Net loan charge-offs associated with this portfolio were $3.7 million in 2013, compared to $17.9 million in 2012. Net loan charge-offs for 2012 included aggregate charge-offs of $11.2 million associated with the sale of $43.9 million of loans.

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

•
A decrease in net loan charge-offs associated with our real estate construction and development portfolio of $22.2 million to $6.6 million in 2012, compared to $28.8 million in 2011. Net loan charge-offs for 2011 included charge-offs of $5.7 million and $3.6 million, or $9.3 million in aggregate, on two loans in our Missouri region. Although the overall level of charge-offs has declined with the significant decrease in the balance of loans in our real estate construction and development portfolio, we continued to experience significant distress and unstable market conditions throughout certain of our market areas, resulting in continued high levels of developer inventories, slower lot and home sales and declining real estate values;

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

The following table summarizes the composition of our net loan charge-offs by region / business segment for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
	(dollars expressed in thousands)
Mortgage Division	$5,523	9,551
Florida	1,505	2,863
Northern California	(619)	6,099
Southern California	751	8,729
Chicago	422	5,666
Missouri	(2,290)	6,083
Texas	(333)	1,794
First Bank Business Capital, Inc.	(507)	1,180
Northern and Southern Illinois	1,318	4,163
Other	(201)	1,980
Total net loan charge-offs	$5,569	48,108
We experienced improvement in net loan charge-offs in all of our regions and business segments as a result of the successful completion of asset quality improvement initiatives.
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

The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2013:

	2013		2012		2011		2010		2009
	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans
	(dollars expressed in thousands)
Commercial, financial and agricultural	$13,401	21.0%	$13,572	20.8%	$27,243	22.1%	$28,000	23.3%	$42,533	25.6%
Real estate construction and development	7,407	4.3	14,434	6.0	24,868	7.6	58,439	10.9	90,006	15.9
Real estate mortgage:
One-to-four-family residential	32,619	32.3	38,897	33.7	50,864	27.5	60,762	23.4	78,593	19.4
Multi-family residential	5,249	4.2	4,252	3.5	4,851	3.9	5,158	4.0	5,108	3.4
Commercial real estate	22,052	36.7	20,048	33.1	29,448	37.3	47,880	36.6	49,189	34.4
Consumer and installment	305	0.6	399	0.6	436	0.7	794	0.6	1,019	0.7
Loans held for sale	—	0.9	—	2.3	—	0.9	—	1.2	—	0.6
Total	$81,033	100.0%	$91,602	100.0%	$137,710	100.0%	$201,033	100.0%	$266,448	100.0%

The following table is a summary of the ratio of the allocated allowance for loan losses to loans by category as of December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
Commercial, financial and agricultural	2.23%	2.22%
Real estate construction and development	6.09	8.25
Real estate mortgage:
One-to-four-family residential	3.54	3.94
Multi-family residential	4.33	4.10
Commercial real estate	2.10	2.07
Consumer and installment	1.68	2.08
Total	2.84	3.13
The changes in the percentage of the allocated allowance for loan losses to loans in these portfolio segments are reflective of changes in the overall level of special mention loans, potential problem loans, performing TDRs and nonaccrual loans within each of these portfolio segments, in addition to other qualitative and quantitative factors, including loan growth in certain portfolio segments.
Deposits
Deposits are the primary source of funds for First Bank. Our deposits consist principally of core deposits from our local market areas, including individual and corporate customers. The following table sets forth the distribution of our average deposit accounts for the years ended December 31, 2013, 2012 and 2011, and the weighted average interest rates paid on each category of deposits:

	Years Ended December 31,
	2013			2012			2011
	Amount	Percent of Deposits	Rate	Amount	Percent of Deposits	Rate	Amount	Percent of Deposits	Rate
	(dollars expressed in thousands)
Noninterest-bearing demand	$1,216,125	25.1%	—%	$1,168,464	23.1%	—%	$1,129,985	20.7%	—%
Interest-bearing demand	660,845	13.7	0.06	623,066	12.3	0.07	577,341	10.6	0.10
Savings and money market	1,856,347	38.3	0.14	1,918,242	37.9	0.18	2,046,059	37.5	0.42
Time deposits	1,110,253	22.9	0.54	1,347,454	26.7	0.80	1,705,008	31.2	1.22
Total average deposits	$4,843,570	100.0%		$5,057,226	100.0%		$5,458,393	100.0%

Capital and Dividends
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
In August 2009, we announced the deferral of our regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated debentures and the related trust indentures allow us to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. The Company had deferred such payments for 18 quarterly periods as of December 31, 2013. These deferred payments aggregated $62.7 million at December 31, 2013.
On January 31, 2014, the Company received regulatory approval from the FRB, subject to certain conditions, granting First Bank the authority to pay a dividend to the Company, and authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities. In February 2014, First Bank paid a dividend of $70.0 million to the Company and the Company notified the trustees of the trust preferred securities of its intention to pay all cumulative interest that had been deferred on the junior subordinated debentures relating to our trust preferred securities, on the regularly scheduled quarterly payment dates in March and April, 2014. The aggregate amount owed on all of the junior subordinated debentures relating to our trust preferred securities at the respective March and April, 2014 payment dates was $66.4 million.

On December 31, 2008, the Company issued: (a) 295,400 shares of Class C Fixed Rate Cumulative Perpetual Preferred Stock, par value $1.00 per share, and liquidation preference of $1,000.00 per share; and (b) 14,770 shares of Class D Fixed Rate Cumulative Perpetual Preferred Stock, par value $1.00 per share, and liquidation preference of $1,000.00 per share, to the U.S. Treasury pursuant to the Company’s participation in the CPP program, as further described in “Item 1 —Business – Capital Structure” and in Note 13 to our consolidated financial statements. The Class C Preferred Stock and Class D Preferred Stock qualify as Tier 1 capital. Dividends on our Class C Preferred Stock and Class D Preferred Stock, which, as of December 31, 2013, carry annual dividend rates of 5.00% and 9.00%, respectively, are payable quarterly. The dividends on our Class C Preferred Stock of 5.00% increase to 9.00% per annum on and after February 15, 2014.
We suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009, as further described in Note 13 to our consolidated financial statements. We have deferred and accrued $68.4 million of regularly scheduled dividend payments on our Class C Preferred Stock and Class D Preferred Stock, and have accrued an additional $9.4 million of cumulative dividends on such deferred dividend payments at December 31, 2013. As such, the aggregate amount of these deferred and accrued dividend payments was $77.8 million at December 31, 2013.
During the third quarter of 2013, the U.S. Treasury completed two auctions that resulted in the sale of our Class C Preferred Stock and Class D Preferred Stock to unaffiliated third party investors. We did not receive any proceeds from the sale and the sale did not have any effect on the terms of the outstanding Class C Preferred Stock and Class D Preferred Stock, including our obligation to satisfy accrued and unpaid dividends prior to the payment of any dividend or other distribution to holders of junior or parity stock (including our common stock, Class A Preferred Stock and Class B Preferred Stock), and an increase in the dividend rate on the Class C Preferred Stock from 5.00% to 9.00%, commencing with the dividend payment date of February 15, 2014.
Effective August 10, 2009, we also suspended the declaration of dividends on our Class A Convertible, Adjustable Rate Preferred Stock and our Class B Adjustable Rate Preferred Stock. Prior to that time, we declared and paid relatively small dividends on our Class A and Class B preferred stock.
The Company’s and First Bank’s capital ratios at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
First Bank:
Total Capital Ratio	20.12%	17.18%
Tier 1 Ratio	18.86	15.92
Leverage Ratio	11.77	9.13
First Banks, Inc.:
Total Capital Ratio	11.13	2.57
Tier 1 Ratio	6.58	1.28
Leverage Ratio	4.12	0.73
First Bank was categorized as well capitalized at December 31, 2013 and 2012 under the prompt corrective action provisions of the regulatory capital standards. The Company was categorized as adequately capitalized under the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2013. The Company did not meet the minimum regulatory capital standards at December 31, 2012. First Bank’s and the Company's actual and required capital ratios are further described in Note 14 to our consolidated financial statements.

As of December 31, 2013, we had 13 affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. As further described in Note 12 to our consolidated financial statements, the sole assets of the statutory and business trusts are our junior subordinated debentures. A summary of the outstanding trust preferred securities issued by our affiliated statutory and business trusts, and our related junior subordinated debentures issued to the respective trusts in conjunction with the trust preferred securities offerings as of December 31, 2013, is as follows:

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
For regulatory reporting purposes, the trust preferred securities are currently eligible for inclusion, subject to certain limitations, in our Tier 1 and Tier 2 capital. Because of these limitations, as of December 31, 2013, $216.0 million of trust preferred securities were not eligible for inclusion in our Tier 1 capital. Of the $216.0 million not eligible for inclusion in our Tier 1 capital, $119.9 million was eligible for inclusion in our Tier 2 capital and $96.1 million was not eligible for inclusion in our Tier 2 capital.
On July 3, 2013, the Federal Reserve adopted a final rule, Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Capital Adequacy, Transition Provisions, Prompt Corrective Action, Standardized Approach for Risk-weighted Assets, Market Discipline and Disclosure Requirements, Advanced Approaches Risk-Based Capital Rule, and Market Risk Capital Rule.” The final rule implements Basel III and changes required by the Dodd-Frank Act, which include significant changes to bank capital, leverage and liquidity requirements applicable to the Company and First Bank, including increases to risk-based capital requirements and selected changes to the calculation of risk-weighted assets, as further described in “Item 1 —Business – Supervision and Regulation – Regulatory Capital Standards and Basel III Regulatory Capital Reforms.” The final rule:

•	Includes a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets and raises the minimum Tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets;

•
Requires institutions to maintain a capital conservation buffer composed of common equity Tier 1 capital of 2.5% above the minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments, payments on our trust preferred securities and certain discretionary bonus payments to executive officers. The capital conservation buffer is measured relative to risk-weighted assets and will be phased in over a four-year period beginning on January 1, 2016 with an initial requirement of 0.625%, that subsequently increases to 1.25%, 1.875% and 2.5% on January 1, 2017, 2018 and 2019, respectively;

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

We are in the process of more fully evaluating the impact the final Basel III capital rules may have on our regulatory capital levels and capital planning strategies.

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
We are “asset-sensitive,” indicating that our assets would generally re-price with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 5.9% of net interest income, based on assets and liabilities at December 31, 2013. At December 31, 2013, we remain in an asset-sensitive position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve, as projected in our simulation model, are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with the effect of significant declines in interest rates that began in late 2007 and continued throughout 2008 and 2009 to historically low levels that remain prevalent in the current marketplace, and the overall level of our nonperforming assets, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.

We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of December 31, 2013, adjusted to account for anticipated prepayments:

	Three Months or Less	Over Three through Six Months	Over Six through Twelve Months	Over One through Five Years	Over Five Years	Total
	(dollars expressed in thousands)
Interest-earning assets:
Loans (1)	$1,334,715	178,197	262,128	895,957	186,098	2,857,095
Investment securities	82,830	82,680	160,016	1,233,434	792,971	2,351,931
FRB and FHLB stock	27,357	—	—	—	—	27,357
Short-term investments	98,066	—	—	—	—	98,066
Total interest-earning assets	$1,542,968	260,877	422,144	2,129,391	979,069	5,334,449
Interest-bearing liabilities:
Interest-bearing demand deposits	$251,425	156,291	101,929	74,748	95,134	679,527
Money market deposits	1,560,010	—	—	—	—	1,560,010
Savings deposits	48,399	39,858	34,164	48,399	113,880	284,700
Time deposits	269,410	214,350	286,680	275,660	13	1,046,113
Other borrowings	43,143	—	—	—	—	43,143
Subordinated debentures	282,481	—	—	—	71,729	354,210
Total interest-bearing liabilities	$2,454,868	410,499	422,773	398,807	280,756	3,967,703
Interest-sensitivity gap:
Periodic	$(911,900)	(149,622)	(629)	1,730,584	698,313	1,366,746
Cumulative	(911,900)	(1,061,522)	(1,062,151)	668,433	1,366,746
Ratio of interest-sensitive assets to interest-sensitive liabilities:
Periodic	0.63	0.64	1.00	5.34	3.49	1.34
Cumulative	0.63	0.63	0.68	1.18	1.34

(1)	Loans are presented net of net deferred loan fees.
Management made certain assumptions in preparing the foregoing table. These assumptions included:

•	Loans will repay at projected repayment rates;

•	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

•	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and

•	Fixed maturity deposits will not be withdrawn prior to maturity.
A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.
We were in an overall asset-sensitive position of $1.37 billion, or 23.1% of our total assets at December 31, 2013. We were in an overall liability-sensitive position on a cumulative basis through the twelve-month time horizon of $1.06 billion, or 17.9% of our total assets at December 31, 2013.
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
As previously discussed, we utilize derivative instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. We may also sell interest rate swap agreement contracts to certain customers who wish to modify their interest rate sensitivity. We offset the interest rate risk of these swap agreements by simultaneously purchasing matching interest rate swap agreement contracts with offsetting pay/receive rates from other financial institutions. Because of the matching terms of the offsetting contracts, the net effect of the changes in the fair value of the paired swaps is minimal.

The derivative instruments we held as of December 31, 2013 and 2012 are summarized as follows:

	December 31,
	2013		2012
	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure
	(dollars expressed in thousands)
Customer interest rate swap agreements	$—	—	12,149	115
Interest rate lock commitments	14,237	217	59,932	1,837
Forward commitments to sell mortgage-backed securities	29,100	296	107,700	—
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
Our derivative instruments are more fully described in Note 8 to our consolidated financial statements.
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
As a financial intermediary, we are subject to liquidity risk. We closely monitor our liquidity position through our Liquidity Management Committee and we continue to implement actions deemed necessary to maintain an appropriate level of liquidity in light of ongoing market conditions, changes in loan funding needs, operating and debt service requirements, current deposit trends and events that may occur in conjunction with our Capital Plan. We continue to seek opportunities to improve our overall liquidity position, and we maintain an efficient collateral management process that allows us to maximize our overall collateral position related to our alternative borrowing sources. In conjunction with our liquidity management process, we analyze and manage short-term and long-term liquidity through an ongoing review of internal funding sources, projected cash flows from loans, securities and customer deposits, internal and competitor deposit pricing structures and maturity profiles of current borrowing sources. We utilize planning, management reporting and adverse stress scenarios to monitor sources and uses of funds on a daily basis to assess cash levels to ensure adequate funds are available to meet normal business operating requirements and to supplement liquidity needs to meet unusual demands for funds that may result from an unexpected change in customer deposit levels or potential planned or unexpected liquidity events that may arise from time to time.
First Bank has built a significant amount of available balance sheet liquidity since 2009 in anticipation of the expected completion of certain transactions associated with our Capital Plan, as further described under “Item 1 —Business – Recent Developments and Other Matters – Capital Plan.” First Bank continues to maintain a significant amount of available balance sheet liquidity to provide funds for future loan growth initiatives. Our cash and cash equivalents were $190.4 million and $518.8 million at December 31, 2013 and 2012, respectively. The majority of these funds were maintained in our correspondent bank account with the FRB. The decrease in our cash and cash equivalents of $328.4 million is further discussed under “—Financial Condition.”
Our unpledged investment securities decreased $404.2 million to $2.02 billion at December 31, 2013, compared to $2.42 billion at December 31, 2012, and are mostly comprised of highly liquid and readily marketable available-for-sale investment securities. The combined level of cash and cash equivalents and unpledged investment securities provided us with total available liquidity of $2.21 billion and $2.94 billion at December 31, 2013 and 2012, respectively. Our available liquidity of $2.21 billion represents 37.3% of total assets, at December 31, 2013, in comparison to $2.94 billion, or 45.2% of total assets, at December 31, 2012. Our loan-to-deposit ratio increased to 59.4% at December 31, 2013 from 53.4% at December 31, 2012, primarily as a result of the sale of $572.1 million of deposits associated with our ABS line of business in the fourth quarter of 2013.
During the first quarter of 2013, we reclassified certain of our available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $242.5 million in aggregate, as further described in Note 3 to our consolidated financial statements. The net gross unrealized gain on these available-for-sale investment securities at the time of transfer was $5.0 million, in aggregate, and was recorded as additional premium on the investment securities and is being amortized over the remaining lives of the respective securities. The unrealized gain included as a component of accumulated other comprehensive income at the time of transfer was $2.8 million, in aggregate, net of tax of $2.2 million, in aggregate. The amortization of the unrealized gain reported in stockholders' equity is being amortized as an adjustment to interest income on investment securities over the remaining lives of the respective securities. Consequently, the combined amortization of the additional premium and the unrealized gain has no impact on interest income on investment securities. The determination of the reclassification was made by management based on our current and expected future liquidity levels and the resulting intent to hold those investment securities to maturity.
During 2013, we reduced our aggregate funds acquired from other sources of funds by $54.6 million to $432.2 million at December 31, 2013, from $486.8 million at December 31, 2012. These other sources of funds include certificates of deposit of $100,000 or more and other borrowings, which are comprised of daily securities sold under agreements to repurchase. The decrease was attributable to a reduction in certificates of deposit of $100,000 or more of $71.7 million, partially offset by an increase in our daily repurchase agreements of $17.1 million. The reduction in certificates of deposit of $100,000 or more was primarily attributable to a planned reduction of higher rate, single-service certificate of deposit relationships. The following table presents the maturity structure of these other sources of funds at December 31, 2013:

	Certificates of Deposit of $100,000 or More	Other Borrowings	Total
	(dollars expressed in thousands)
Three months or less	$102,138	43,143	145,281
Over three months through six months	68,582	—	68,582
Over six months through twelve months	105,903	—	105,903
Over twelve months	112,433	—	112,433
Total	$389,056	43,143	432,199
In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. First Bank's borrowing capacity through its relationship with the FRB was approximately $283.9 million and $344.0 million at December 31, 2013 and 2012, respectively. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency liquidity purposes. First Bank did not have any FRB borrowings outstanding at December 31, 2013 or 2012.
First Bank also has a borrowing relationship with the FHLB. First Bank's borrowing capacity through its relationship with the FHLB was approximately $379.1 million and $363.2 million at December 31, 2013 and 2012, respectively. The borrowing relationship is secured by one-to-four-family residential, multi-family residential and commercial real estate loans. First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. First Bank did not have any FHLB advances outstanding at December 31, 2013 or 2012.
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
First Banks, Inc. First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company's liquidity position is affected by dividends received from its subsidiaries and the amount of cash and other liquid assets on hand, payment of interest on trust preferred securities and other debt instruments issued by the Company, dividends paid on common and preferred stock (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, and proceeds the Company raises through the issuance of debt and/or equity instruments, if any. The Company’s unrestricted cash totaled $1.9 million and $2.7 million at December 31, 2013 and 2012, respectively.
We cannot pay any dividends on our common or preferred stock or make any distributions of interest or other sums on our trust preferred securities without the prior approval of the FRB, as previously discussed under “Item 1 —Business – Supervision and Regulation – Regulatory Agreements."
In August 2009, we announced the deferral of our regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated debentures and the related trust indentures allow us to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. The Company had deferred such payments for 18 quarterly periods as of December 31, 2013. These deferred payments aggregated $62.7 million at December 31, 2013.
On January 31, 2014, the Company received regulatory approval from the FRB, subject to certain conditions, granting First Bank the authority to pay a dividend to the Company, and authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities. In February 2014, First Bank paid a dividend of $70.0 million to the Company and the Company notified the trustees of the trust preferred securities of its intention to pay all cumulative interest that had been deferred on the junior subordinated debentures relating to our trust preferred securities, on the regularly scheduled quarterly payment dates in March and April, 2014. The aggregate amount owed on all of the junior subordinated debentures relating to our trust preferred securities at the respective March and April, 2014 payment dates was $66.4 million. On March 14, 2014, the Company paid interest on the junior subordinated debentures of $66.4 million to the respective trustees, for further distribution to the trust preferred securities holders on the respective interest payment dates in March and April, 2014, as further described in Note 25 to our consolidated financial statements. Subsequent to this payment, the Company has the ability to enter into future deferral periods of up to 20 consecutive quarterly periods without triggering a payment default or penalty.
The Company and First Bank must receive approval from the FRB prior to making any future interest payments on the Company's outstanding junior subordinated debentures. The Company is unable to predict whether or when the FRB will grant approval to the Company to make any such future interest payments. Without the payment of dividends from First Bank, the Company currently lacks the source of income and the liquidity to make future interest payments on the subordinated debentures associated with its trust preferred securities. Given restrictions placed upon First Bank, including regulatory restrictions, it may not be able to provide the Company with dividends in an amount sufficient to pay the interest on the trust preferred securities. In such case, the Company would have to pursue alternative funding sources, but there can be no assurance that the Company will be able to identify and obtain alternative funding due to the uncertainty of our ability to access future liquidity through debt markets. As further described under “Item 1A – Risk Factors,” the Company's ability to access debt markets on terms satisfactory to us will depend on our financial performance and conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control.
During the period of deferral of interest on our regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our $345.0 million of trust preferred securities, we were not allowed to, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to our junior subordinated debentures. Accordingly, we also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September 2009, as further described under “—Capital and Dividends,” and in Note 13 to our consolidated financial statements. We have deferred and accrued $68.4 million of regularly scheduled dividend payments on our Class C Preferred Stock and Class D Preferred Stock, and have accrued an additional $9.4 million of cumulative dividends on such deferred dividend payments at December 31, 2013. As such, the aggregate amount of these deferred and accrued dividend payments was $77.8 million at December 31, 2013.
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
The Company's financial position will be adversely affected if it experiences increased liquidity needs and any of the following events occur:

•
First Bank is unable or prohibited by its regulators to pay future dividends to the Company sufficient to satisfy the Company's operating cash flow needs. The Company's ability to receive future dividends from First Bank to assist the Company in meeting its operating requirements, both on a short-term and long-term basis, is currently subject to regulatory approval, as further described above and under “Item 1 —Business – Supervision and Regulation – Regulatory Agreements;”

•	We deem it advisable, or are required by regulatory authorities, to use cash maintained by the Company to support the capital position of First Bank;

•
First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so. As discussed above, First Bank has no outstanding borrowings at December 31, 2013, with the exception of $43.1 million of daily repurchase agreements utilized by customers as an alternative deposit product, and has substantial borrowing capacity through its relationships with the FHLB and the FRB, as previously discussed; or

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
Other Commitments and Contractual Obligations. We have entered into long-term leasing arrangements and other commitments and contractual obligations in conjunction with our ongoing operating activities. The required payments under such leasing arrangements, other commitments and contractual obligations at December 31, 2013 were as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total (1)
	(dollars expressed in thousands)
Operating leases	$9,098	13,277	6,610	11,087	40,072
Certificates of deposit (2)	769,729	235,741	40,630	13	1,046,113
Other borrowings	43,143	—	—	—	43,143
Subordinated debentures (3)	—	—	—	354,210	354,210
Class C Preferred Stock and Class D Preferred Stock (3) (4)	—	—	—	312,743	312,743
Other contractual obligations (5)	15,931	5	—	—	15,936
Total	$837,901	249,023	47,240	678,053	1,812,217

(1)
Amounts exclude ASC Topic 740 unrecognized tax liabilities of $881,000 and related accrued interest expense of $144,000 for which the timing of payment of such liabilities cannot be reasonably estimated as of December 31, 2013.

(2)	Amounts exclude the related accrued interest expense on certificates of deposit of $377,000 as of December 31, 2013.

(3)
Amounts exclude the accrued interest expense on junior subordinated debentures of $62.9 million as of December 31, 2013, accrued dividends declared on preferred stock of $77.8 million and undeclared dividends of $4.1 million as of December 31, 2013. As further described under “Item 1 —Business – Supervision and Regulation – Regulatory Agreements,” we currently may not make any distributions of interest or other sums on our junior subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.

(4)	Represents amounts payable upon redemption of the Class C Preferred Stock and the Class D Preferred Stock of $295.4 million and $17.3 million, respectively.

(5)	Amounts include $15.5 million paid on January 31, 2014 associated with a final settlement amount payable to Union Bank in conjunction with the sale of our ABS line of business in November 2013.
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
Taking into account the goodwill impairment analysis performed for the year ended December 31, 2013, First Bank recorded goodwill impairment of $107.3 million, which is reflected in the consolidated statements of operations. As of December 31, 2013, we do not have any goodwill remaining in our consolidated balance sheet.
For further discussion, refer to “—Noninterest Expense,” and Note 1, Note 6 and Note 17 to our consolidated financial statements appearing elsewhere in this report.
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
In July 2013, the FASB issued ASU 2013-11 - Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU clarifies guidance to eliminate diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exists at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this ASU do not require new recurring financial disclosures. This ASU is effective for interim and annual periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements, results of operations and the disclosures presented in our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The quantitative and qualitative disclosures about market risk are included under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk Management” appearing on pages 55 through 57 of this report.
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
Item 8. Financial Statements and Supplementary Data
The financial statements and supplementary data appear on pages 76 through 134 of this report and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the framework set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on the criteria established in COSO’s Internal Control – Integrated Framework.
This annual report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors and Committees of the Board
Our Board of Directors consists of eight members. The Board determined that Messrs. Blake, Cooper, Poelker, Rounsaville and Yaeger are independent. Each of our directors identified in the following table was elected to serve a one-year term and until his successor has been duly qualified for office.

Name	Age	Director Since	Principal Occupation(s) During Last Five Years and Directorships of Public Companies
James F. Dierberg	76	1979
Chairman of the Board of Directors of First Banks, Inc. since 1988; Chief Executive Officer of First Banks, Inc. from 1988 to April 2003; President of First Banks, Inc. from 1979 to 1992 and from 1994 to October 1999.

Terrance M. McCarthy	59	2003
President and Chief Executive Officer of First Banks, Inc. since April 2007; Senior Executive Vice President and Chief Operating Officer of First Banks, Inc. from August 2002 to March 2007; Chairman of the Board of Directors of First Bank since January 2003; President and Chief Executive Officer of First Bank from August 2002 to June 2007 and from April 2009 to April 2013; Executive Vice President of First Bank from June 2007 to April 2009. The Board and voting shareholders considered these qualifications, in addition to his prior service as Chief Operating Officer of the Company and President of First Bank, and his current position and experience with the Company and the banking industry, in making a determination that Mr. McCarthy should be a nominee for director of the Company.

Allen H. Blake (1)	71	2008
Director of First Banks, Inc. since December 2008 and from 1988 to March 2007; Director of First Bank since December 2008; Prior to Mr. Blake’s announcement of his retirement and resignation of his positions at First Banks, Inc., effective March 2007, Mr. Blake served in the following positions: President of First Banks, Inc. from October 1999 to March 2007; Chief Executive Officer of First Banks, Inc. from April 2003 to March 2007; and Chief Financial Officer of First Banks, Inc. from 1984 to September 1999 and from May 2001 to August 2005. The Board and voting shareholders considered these qualifications, in addition to his significant financial and accounting expertise, prior service as Chief Executive Officer and Chief Financial Officer of the Company and experience with the Company and the banking industry, in making a determination that Mr. Blake should be a nominee for director of the Company.

James A. Cooper (1)(2)	58	2008
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

Michael J. Dierberg (3)	43	2011
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

John S. Poelker (1)(4)	71	2011
President of The Poelker Consultancy, Inc., a corporation that provides strategic and financial management advisory and consulting services to the banking industry and other financial services companies, since 2005; Executive Vice President and Chief Financial Officer of State Bank Financial Corporation, a bank holding company in Atlanta, Georgia, from March 2011 to October 2011; Chief Executive Officer of Beach First National Bank in Myrtle Beach, South Carolina, from February 2010 to April 2010; President and Chief Executive Officer of State Bank of Georgia in Fayetteville, Georgia, from December 2009 to February 2010; President and Chief Executive Officer of Georgian Bancorporation and Georgian Bank in Atlanta, Georgia, from July 2009 to September 2009; Executive Vice President and Chief Financial Officer of Old National Bancorp in Evansville, Indiana, from 1998 to 2005; Director of Capmark Financial Group, Inc. since September 2011; Director of Hampton Roads Bancshares, Inc. since June 2013.

Guy Rounsaville, Jr. (2)(4)	70	2011
Former Director of Diversity at Allen Matkins Leck Gamble Mallory & Natsis LLP, a law firm based in California, from September 2009 to May 2012; General Counsel of the Doctors Company from August 2008 to November 2008; Deputy General Counsel of Bank of America from October 2007 to March 2008; General Counsel and Corporate Secretary of LaSalle Bank Corporation and ABN AMRO’s North American Region from November 2006 to October 2007; Executive Vice President and General Counsel of VISA International from 2001 to October 2006; Partner at Allen Matkins Leck Gamble Mallory & Natsis LLP from 1999 to 2001; General Counsel of Wells Fargo Bank, N.A. and Wells Fargo & Company from 1969 to 1998; Director of Tri-Valley Bank; Director of United American Bank.

(continued)

Name	Age	Director Since	Principal Occupation(s) During Last Five Years and Directorships of Public Companies

Douglas H. Yaeger (1)	65	2000
Prior to Mr. Yaeger’s retirement in February 2012, Mr. Yaeger served in the following positions: Chairman of the Board of Directors, President and Chief Executive Officer of The Laclede Group, Inc., an exempt public utility holding company in St. Louis, Missouri, since its inception in October 2000; Chairman of the Board of Directors, President and Chief Executive Officer of Laclede Gas Company since 1999. The Board and voting shareholders considered these qualifications, in addition to his financial expertise, public company managerial experience and stature in the local community, in making a determination that Mr. Yaeger should be a nominee for director of the Company. Mr. Yaeger has served as a director of ONE Gas, Inc., since February, 2014.

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

(4)	Elected to the Board of Directors by the U.S. Treasury as the former sole holder of the Company’s Class C Preferred Stock and Class D Preferred Stock.
Committees of the Board of Directors
Audit Committee. Four members of our Board of Directors currently serve on the Audit Committee, all of whom the Board of Directors determined to be independent. The Audit Committee assists the Board of Directors in fulfilling the Board’s oversight responsibilities with respect to the quality and integrity of the consolidated financial statements, financial reporting process and systems of internal controls. The Audit Committee also assists the Board of Directors in monitoring the independence and performance of the independent auditors, the internal audit department and the operation of ethics programs. The Audit Committee operates under a written charter adopted by the Board of Directors. The members of the Audit Committee as of March 25, 2014 were Messrs. Blake, Cooper, Poelker and Yaeger. Mr. Poelker serves as Chairman of the Audit Committee and was determined by the Board of Directors to be an audit committee financial expert.
Compensation Committee. The Board of Directors maintains a Compensation Committee comprised solely of directors determined to be independent. The members of the Compensation Committee as of March 25, 2014 were Messrs. Cooper and Rounsaville. Mr. Cooper serves as Chairman of the Compensation Committee. The Compensation Committee, governed by a written charter adopted by the Board of Directors, oversees the compensation of the executive officers of the Company and reviews compensation and benefit packages and programs for the Company’s employees generally and previously reviewed the Company’s compliance with the requirements of the EESA and regulations thereunder.
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
The Audit Committee reviewed with the Independent Registered Public Accounting Firm, which is responsible for planning and carrying out a proper audit and expressing an opinion on the conformity of our audited consolidated financial statements with U.S. generally accepted accounting principles, their judgments as to the acceptability of the accounting principles we use, and such other matters as are required to be discussed with the Audit Committee by Statement on Auditing Standards No. 114, The Auditor’s Communication With Those Charged With Governance. In addition, the Audit Committee discussed with the Independent Registered Public Accounting Firm its independence from management and the Company, including the matters required by Public Company Accounting Oversight Board, or PCAOB, Auditing Standard No. 16, Communications with Audit Committees, and the Audit Committee considered the compatibility of non-audit services provided by the Independent Registered Public Accounting Firm with the firm’s independence. KPMG LLP has provided the Audit Committee with the written disclosures and letter required by Standard No. 1 of the Independence Standards Board.
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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Annual Report on Form 10-K as of and for the year ended December 31, 2013 for filing with the SEC.

Audit Committee
John S. Poelker, Chairman of the Audit Committee
Allen H. Blake
James A. Cooper
Douglas H. Yaeger
Code of Ethics for Principal Executive Officer and Financial Professionals
The Board of Directors has approved a Code of Ethics for Principal Executive Officer and Financial Professionals that covers the Chief Executive Officer, the Chief Financial Officer, the Chief Credit Officer, the Chief Banking Officer, the Chief Investment Officer, the Controller, the Director of Tax, and all professionals serving in a Corporate Finance, Accounting, Treasury, Tax or Investor Relations role. These individuals are also subject to the policies and procedures adopted by the Company that govern the conduct of all of its employees. The Code of Ethics for Principal Executive Officer and Financial Professionals is included as an exhibit to this Annual Report on Form 10-K. The Company intends to post on its website at www.firstbanks.com any amendment to or waiver from any provision in the Code of Ethics for Principal Executive Officer and Financial Professionals that applies to the Chief Executive Officer, Chief Financial Officer, Controller or other person performing similar functions and that relate to any element of the standards enumerated in the SEC rules.
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
Executive Officers
Our executive officers, each of whom was elected to the office(s) indicated by the Board of Directors, as of March 25, 2014, were as follows:

Name	Age	Current First Banks, Inc. Office(s) Held	Principal Occupation(s) During Last Five Years
James F. Dierberg	76	Chairman of the Board of Directors.	See “Item 10 – Directors, Executive Officers and Corporate Governance – Board of Directors.”

Terrance M. McCarthy	59	President, Chief Executive Officer and Director; Chairman of the Board of Directors of First Bank.	See “Item 10 – Directors, Executive Officers and Corporate Governance – Board of Directors.”

Michael J. Dierberg (1)	43	Vice Chairman of the Board of Directors.	See “Item 10 – Directors, Executive Officers and Corporate Governance – Board of Directors.”

Timothy J. Lathe	58	Executive Vice President and Chief Banking Officer; President and Chief Executive Officer and Director of First Bank.
Executive Vice President and Chief Banking Officer of First Banks, Inc., President and Chief Executive Officer of First Bank, and Director of First Bank since April 2013; Executive Vice President, National Sales Executive of KeyCorp in Cleveland, Ohio, from January 2011 to August 2012; Executive Vice President and Wealth Management Business Line Head of KeyCorp from February 2009 to January 2011; Executive Vice President and Head of The Private Client Group of National City Corporation in Cleveland, Ohio, from 2004 to February 2009.

Lisa K. Vansickle	46	Executive Vice President and Chief Financial Officer; Executive Vice President, Chief Financial Officer, Secretary and Director of First Bank.
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

Item 11. Executive Compensation
Compensation Discussion and Analysis. The compensation program of the Company and its affiliates (collectively referred to only in this Item 11 as the “Company”) is reflective of its ownership structure and its participation in the CPP under the EESA. As outlined in the stock ownership table included in “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” all of our common stock is owned by various trusts, established by and administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board, and members of his immediate family, including Mr. Michael J. Dierberg, our Vice Chairman. Therefore, we do not use equity awards in our compensation program. As a participant in the CPP until September 25, 2013, we were subject to certain corporate governance and executive compensation standards applicable to all CPP participants as required by the ARRA and rules adopted thereunder, as further described below.
Capital Purchase Program – Executive Compensation and Governance Requirements. As a result of our participation in the CPP, we became subject to certain restrictions on executive compensation set forth in Section 111 of the EESA and the Purchase Agreement entered into by the Company and the U.S. Treasury. Subsequently, the ARRA was signed into law and included a provision that amended Section 111 of the EESA and directed the U.S. Treasury to establish specified standards on executive compensation and corporate governance. The U.S. Treasury published its Interim Final Rule on TARP Standards for Compensation and Corporate Governance (sometimes referred to as the Interim Final Rule). As a result of the U.S. Treasury's sale of the Company's Class C Preferred Stock and Class D Preferred Stock, the executive compensation restrictions discussed herein terminated as of September 25, 2013. Until such time, the Company was subject to the following standards as a result of its participation in the CPP (“CPP Rules”):

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
The SEOs for 2013 were the named executive officers identified in the Company’s Form 10-K for the fiscal year ended December 31, 2012, and were Messrs. James F. Dierberg, Terrance M. McCarthy, F. Christopher McLaughlin and Gary S. Pratte, and Ms. Lisa K. Vansickle. Mr. Pratte retired from the Company on July 31, 2013.
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

Our executive compensation program is designed to reward the achievement of financial results in accordance with our corporate goals and objectives within the limits of our ownership structure and the CPP Rules while applicable. The current elements of our executive compensation program include a base salary and a benefits program including health insurance, 401(k) plan, time away benefits and life insurance which are offered to all of our employees. Our executive compensation programs are cash-based and do not include any other forms of non-cash compensation. We do not provide the named executive officers with employment contracts or severance agreements, and consequently, we are under no obligation to make additional payments to any of the named executive officers in the event of severance, change in control, retirement or resignation.
The Compensation Committee and management intend to monitor the Company’s overall compensation program to determine what actions may be necessary to continue to fulfill its compensation objectives. Historically, the Company, as a family owned company, has compensated its executive officers conservatively while maintaining key talent without using extravagant compensation packages or perquisites to reward executive officers. The Compensation Committee intends to continue to apply these long-held philosophies in setting future compensation.
Salary. The base salaries of the executive officers are generally established in March of each year and are dependent upon the evaluation of certain factors and, in part, on subjective considerations. The level of base salaries of executive officers is designed to reward the officer’s performance based upon an evaluation of the following factors: (i) the performance of the Company and the achievement of corporate goals and objectives, considering general business and industry conditions, among other factors, and the contributions of specific executives towards the overall performance; (ii) each executive officer’s areas of responsibility and the Company’s performance in those areas; and (iii) the level of compensation paid to comparable executives by other financial institutions of comparable size in the market areas in which we operate to ensure we maintain a competitive compensation package. Our corporate goals and objectives provide particular measurements to which the Compensation Committee and executive management assign significance, such as net income, organic and external growth in target market areas, expense control, net interest margin, credit quality, and regulatory examination results. In 2013, the Compensation Committee considered these factors and suggestions of the Chairman of the Board and the Chief Executive Officer, without assigning a specific weight to any particular factor, and evaluated the appropriate base salary and related annual salary increases of the SEOs. Base salaries of executive officers are reviewed on an ongoing basis and are generally adjusted on an annual basis, and may be further adjusted periodically as a result of significant changes in responsibility, employment market conditions, and other factors.
Mr. Dierberg receives a fee of $144,000 for serving as Chairman of the Board of Directors. The base salary of Mr. McCarthy, which was increased in 2011 by 15.0% due to the significance of his responsibilities, was increased by 5.2% in 2012 and 4.1% in 2013. The base salaries of Ms. Vansickle and Mr. McLaughlin were increased in 2013 by 3.9% and 2.6%, respectively.
Bonuses. The CPP Rules prohibit paying bonuses to the SEOs and the next ten (10) most highly compensated employees, and in compliance with this prohibition, the compensation structure for the SEOs and the next ten (10) most highly compensated employees did not contemplate payment of bonuses. The SEOs have not received a bonus since 2007, except Mr. Pratte who received awards in 2008 and 2009 under incentive plans that Mr. Pratte participated in prior to the time he became a named executive officer. Mr. Pratte’s participation in those incentive plans terminated at the time he became a named executive officer.
Deferred Compensation. We offer the opportunity to defer a portion of compensation under a Nonqualified Deferred Compensation Plan, or NQDC Plan, to the executive officers and other key employees to promote retention by providing a long-term savings opportunity on a tax-deferred basis. We elected to suspend the availability of deferrals under the NQDC Plan in 2010 and 2011 but reinstated the availability of such deferrals beginning in January 2012. Although the NQDC Plan allows the Company to credit the accounts of any participant with discretionary contributions, no such discretionary contributions have been made since the NQDC Plan’s inception. The Company did not make any discretionary contributions to the accounts of the SEOs and the next ten (10) most highly compensated employees during the period the Company was subject to the CPP Rules because such contributions are considered “bonus payments” and therefore were prohibited.

Executive Compensation. The following table sets forth certain information regarding compensation earned by the named executive officers for the years ended December 31, 2013, 2012 and 2011:
SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary (1)	Bonus (1)	All Other Compensation (2)		Total (1)
James F. Dierberg	2013	$—	—	149,800	(3)	149,800
Chairman of the Board of Directors	2012	—	—	149,800	(3)	149,800
	2011	—	—	149,800	(3)	149,800

Terrance M. McCarthy	2013	623,700	—	10,200		633,900
President and Chief Executive Officer	2012	593,700	—	10,000		603,700
	2011	556,200	—	9,800		566,000

Lisa K. Vansickle	2013	262,500	—	10,200		272,700
Executive Vice President and Chief Financial Officer	2012	250,600	—	9,700		260,300
	2011	237,500	—	9,500		247,000

Michael J. Dierberg (4)	2013	250,000	—	10,000		260,000
Vice Chairman of the Board of Directors

Timothy J. Lathe (5)	2013	309,800	—	32,500	(6)	342,300
Executive Vice President and Chief Banking Officer

F. Christopher McLaughlin (7)	2013	225,400	—	51,600	(8)	277,000
(Former Executive Vice President, Director of Retail	2012	267,100	—	10,000		277,100
Banking, and Director of Sales, Marketing and Products)	2011	257,500	—	9,800		267,300

(1)
Salary and bonus reported for Messrs. McCarthy and Lathe for 2013 include amounts deferred in our NQDC Plan of $124,800 and $9,100, respectively, as further described below and in Note 21 to our consolidated financial statements. Salary and bonus reported for Ms. Vansickle and Messrs. J. Dierberg, M. Dierberg and McLaughlin did not include any amounts deferred in our NQDC Plan. Earnings by the named executive officers on their NQDC Plan balances did not include any above-market or preferential earnings.

(2)
All other compensation reported reflects 401(k) employer match contributions, as further described in Note 21 to our consolidated financial statements, with the exception of the amounts reported for Messrs. J. Dierberg, Lathe and McLaughlin, as further described below.

(3)	All other compensation reported for Mr. J. Dierberg for 2013, 2012 and 2011 reflects director compensation of $144,000 and 401(k) employer match contributions of $5,800 for 2013, 2012 and 2011.

(4)	Mr. M. Dierberg was appointed an executive officer of First Banks, Inc. on January 25, 2013.

(5)	Mr. Lathe joined the Company as Executive Vice President and Chief Banking Officer on April 26, 2013.

(6)	All other compensation reported for Mr. Lathe for 2013 reflects $32,500 associated with a corporate relocation package.

(7)	Mr. McLaughlin resigned from the Company on October 22, 2013.

(8)
All other compensation reported for Mr. McLaughlin for 2013 reflects a contribution to our 401(k) Plan of $9,000 and a payment made in conjunction with Mr. McLaughlin's resignation in the amount of $42,600 in accordance with the Company's discretionary severance practice.

Nonqualified Deferred Compensation. Officers that meet certain position and base salary criteria and non-employee directors are eligible to participate in our NQDC Plan. Participants are allowed to defer, on an annual basis, up to 25% of their salary and up to 100% of their bonus payments, and hypothetically invest in various investment options available in the NQDC Plan that are selected by the participant and may be changed by the participant at any time. These investment options mirror the investment options that we offer through our 401(k) plan and include various investment funds such as equity funds, international stock funds, capital appreciation funds, money market funds, bond funds, mid-cap value funds and growth funds. The rate of return on such investment options in 2013 ranged from (8.28%) to 34.07%. However, as previously discussed, we suspended the availability of deferrals to the NQDC Plan in 2010 and 2011 but reinstated the availability of such deferrals beginning in January 2012.
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
The following table sets forth certain information regarding nonqualified deferred compensation earned by the named executive officers for the year ended December 31, 2013:
NONQUALIFIED DEFERRED COMPENSATION TABLE

Name and Principal Position(s)	Executive Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year (2)	Aggregate Withdrawals / Distributions in Last Fiscal Year	Aggregate Balance at December 31, 2013 (3)
James F. Dierberg	$—	125,700	—	658,400
Chairman of the Board of Directors

Terrance M. McCarthy	124,800	188,200	—	1,291,400
President and Chief Executive Officer

Lisa K. Vansickle	—	10,100	—	58,700
Executive Vice President and Chief Financial Officer

Timothy J. Lathe	9,100	300	—	9,400
Executive Vice President and Chief Banking Officer

(1)
All executive contributions represent the deferral of base salary and/or bonus payments reflected in the “Summary Compensation Table.” We did not make any discretionary contributions under the NQDC Plan as of and for the year ended December 31, 2013. In addition, Messrs. M. Dierberg and McLaughlin elected not to participate in the NQDC Plan.

(2)	Earnings by the named executive officers on their NQDC Plan balances did not include any above-market or preferential earnings.

(3)
Represents deferrals of cash consideration from prior years, as previously reported as compensation in the Company’s previously filed Annual Reports on Form 10-K, and the cumulative earnings on the original deferred amounts and the participant’s 2013 activity.

Potential Payments upon Termination. Upon termination of employment, the executive officers will receive payments of the vested portion of the executive’s deferred compensation account balance under our NQDC Plan as previously described above. Executive officers may also receive severance in an amount equal to two weeks of base salary per completed year of service.

Compensation of Directors. The following table sets forth compensation earned by the named directors for the year ended December 31, 2013:
DIRECTOR COMPENSATION TABLE

Name	Total Fees Earned or Paid in Cash
James F. Dierberg (1)	$144,000
Allen H. Blake (2)	56,500
James A. Cooper (3)	42,000
John S. Poelker (4)(6)	44,000
Guy Rounsaville, Jr. (6)	35,000
David L. Steward (5)	8,500
Douglas H. Yaeger	36,000

(1)	Director compensation for Mr. Dierberg is also included in the “Summary Compensation Table.”

(2)	Mr. Blake received fees of $39,000 for the Company’s board and committee meetings attended and fees of $17,500 for First Bank board and committee meetings attended.

(3)	Mr. Cooper serves as Chairman of the Compensation Committee.

(4)	Mr. Poelker serves as the Chairman of the Audit Committee and the Audit Committee Financial Expert.

(5)	Mr. Steward resigned his positions as a member of the Board of Directors and the Compensation Committee effective June 30, 2013.

(6)	Excludes reimbursement of travel expenses.
Mr. James F. Dierberg received an annual fee of $144,000, paid semi-monthly, for his service as Chairman of the Board of Directors during 2013. Messrs. Michael Dierberg and McCarthy do not receive remuneration other than salary for serving on our Board of Directors. Mr. Michael Dierberg was appointed as an executive officer of the Company, effective January 25, 2013. Directors who are neither our employees nor employees of any of our subsidiaries receive cash remuneration for their services as directors. Non-employee directors received a fee of $3,000 for each Board meeting attended, a fee of $3,750 per calendar quarter as a retainer for their service as members of the Board of Directors and a fee of $1,000 for each Audit Committee and Compensation Committee meeting attended. In addition, the Chairmen of the Audit Committee and Compensation Committee received a fee of $5,000 for their service as Chairmen. Mr. Blake, as a non-employee Director of First Bank, also received a fee of $1,000 for each monthly First Bank Board meeting attended and a fee of $500 for each monthly meeting attended of the Company’s Enterprise Risk Management Committee. The Enterprise Risk Management Committee is a committee of the Company’s management in which Mr. Blake and Mr. Michael Dierberg participate.
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

Compensation Committee Report.
The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed such with management. Based on such review and discussions, the Compensation Committee recommended the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2013 for filing with the SEC.
In addition, the Compensation Committee certifies that through September 25, 2013 (i) it has reviewed with the Company’s senior risk officers the SEO compensation arrangements and has made all reasonable efforts to ensure that such arrangements do not encourage SEOs to take unnecessary and excessive risks that threaten the value of the Company; (ii) it has reviewed with senior risk officers the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Company; and (iii) it has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company.
Review of Risk Associated with Compensation Plans. Our senior risk officers conducted one assessment of our compensation plans in 2013 and reviewed and discussed the assessment and the compensation plans with the Compensation Committee. The senior risk officers recommended, and the Compensation Committee approved such recommendation, that the review of all compensation plans maintained by the Company focus on incentive based compensation plans. The senior risk officers, with the approval of the Compensation Committee, reviewed the Company’s non-incentive based compensation plans, such as the Company’s NQDC Plan, and broad-based welfare and benefit plans that do not discriminate in scope and terms of operation and determined that such plans do not present opportunities for employees to take excessive and unnecessary risks.
SEO Compensation Plans. The components of our executive compensation program are base salary, the NQDC Plan, and qualified benefit plans available to other employees of the Company. Based on the assessment of the compensation plans and the lack of any incentive compensation, the Compensation Committee determined that our executive compensation program did not encourage the SEOs to take unnecessary and excessive risks that threaten the value of the Company.
Employee Compensation Plans. The Company maintains and administers multiple compensation and bonus plans for employees of the Company. The bonus plans reward employees for measurable performance throughout the Company. The SEOs and the next ten (10) most highly compensated employees are ineligible to receive any bonus paid prior to, or based on performance prior to, September 25, 2013. These bonus plans are reviewed on a regular basis and have terms and conditions that enable us to adjust potential payments based on management’s discretion and consideration of certain factors, including, but not limited to, credit quality. Although the “clawback” requirement under the CPP Rules, discussed above, affected only the SEOs and the twenty (20) next most highly compensated employees, we have ensured that all compensation plans provide the Company a clawback right in the event incentive compensation is paid based upon incorrect or fraudulent information. In addition, we continue to provide for such clawback potential in our compensation plans adopted since September 25, 2013. We also require that any new compensation plans are risk assessed and approved by our Enterprise Risk Management Committee comprised of certain directors and executive officers. In addition, to address the risk of potentially encouraging employees to focus on short-term results rather than long-term value creation, we continue to evaluate, and where practical, implement an extended payment schedule for our compensation plans.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of March 25, 2014, certain information with respect to the beneficial ownership of all classes of our capital stock by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of the respective classes of our stock:

Title of Class and Name of Owner	Number of Shares Owned		Percent of Class	Percent of Total Voting Power
Common Stock ($250.00 par value):
James F. Dierberg II Family Trust (1)	7,714.677	(2)	32.605%	*
Ellen C. Dierberg Family Trust (1)	7,714.676	(2)	32.605	*
Michael J. Dierberg Family Trust (1)	4,255.319	(2)	17.985	*
Michael J. Dierberg Irrevocable Trust (1)	3,459.358	(2)	14.621	*
First Trust (Mary W. Dierberg and First Bank, Trustees) (1)	516.830	(3)	2.184	*

Class A Convertible Adjustable Rate Preferred Stock ($20.00 par value):
James F. Dierberg, Trustee of the James F. Dierberg Living Trust (1)	641,082	(4)(5)	100%	77.7%

Class B Non-Convertible Adjustable Rate Preferred Stock ($1.50 par value):
James F. Dierberg, Trustee of the James F. Dierberg Living Trust (1)	160,505	(5)	100%	19.4%

Class C Fixed Rate Cumulative Perpetual Preferred Stock ($1.00 par value):
EJF TARP Holdings LLC	92,347		31.26%	(6)
Hildene Opportunities Fund II LP	46,300		15.67%	(6)
Investure Global Equity (JAM), LLC	45,552		15.42%	(6)
Consector Partners LP	37,446		12.68%	(6)
Trishield Special Situations Fund LLC	22,000		7.45%	(6)

Class D Fixed Rate Cumulative Perpetual Preferred Stock ($1.00 par value):
Consector Partners LP	4,299		29.11%	(6)
Investure Global Equity (JAM), LLC	2,657		17.99%	(6)
JAM Partners, L.P.	2,657		17.99%	(6)
JAM Special Opportunities Fund III, L.P.	2,657		17.99%	(6)
Hildene Opportunities Fund II LP	1,000		6.77%	(6)

All executive officers and directors other than Mr. James F. Dierberg and members of his immediate family	0		0%	0.0%

*	Represents less than 1.0%.

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

6.
Shares were previously issued to the U.S. Treasury pursuant to the CPP. The Class C Preferred Stock and the Class D Preferred Stock were sold to unaffiliated third party investors during the third quarter of 2013. The holders of the Class C Preferred Stock and the Class D Preferred Stock have no voting rights except in certain limited circumstances as previously described under "—Business - Capital Structure."

The following table sets forth, as of March 25, 2014, certain information with respect to the beneficial ownership of all classes of the capital securities of our subsidiary, FB Holdings, by each of our directors and named executive officers:

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
Director Independence. Our Board of Directors has determined that Messrs. Allen H. Blake, James A. Cooper, John S. Poelker, Guy Rounsaville, Jr. and Douglas H. Yaeger have no material relationship with us and each is independent. Our Audit Committee of the Board of Directors and our Compensation Committee are comprised solely of independent directors. In order to be considered independent, our Board of Directors must determine that a director does not have any direct or indirect material relationship with us as provided under the rules of the NYSE. In making such a determination, the Board of Directors considers all relationships between us, or any of our subsidiaries, and the director, or any of his immediate family members, or any entity with which the director or any of his immediate family members is affiliated by reason of being a partner, officer or significant shareholder thereof. In assessing the independence of our directors, the Board of Directors considered all relationships between us and our directors based primarily upon responses of the directors to questions posed through a directors’ and officers’ questionnaire. The Board of Directors considered each of the related person transactions discussed above in making its independence determination.
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

Item 14. Principal Accounting Fees and Services
Fees of Independent Registered Public Accounting Firm
During 2013 and 2012, KPMG LLP served as our Independent Registered Public Accounting Firm and provided services to our affiliates and us. The following table sets forth fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements and other audit services in 2013 and 2012:

	2013	2012
Audit fees (1)	$697,500	594,800
Audit related fees
Tax fees (2)	27,637	62,532
All other fees
Total	$725,137	657,332

(1)
For 2013 and 2012, audit fees include the audit of the consolidated financial statements of the Company, as well as services provided for reporting requirements under FDICIA and mortgage banking activities, which are included in the audit fees of the Company, as these services are closely related to the audit of the Company’s consolidated financial statements. Audit fees also include other accounting and reporting consultations.

(2)	For 2013 and 2012, tax fees consist of tax filing, compliance and other advisory services.
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
We have audited the accompanying consolidated balance sheets of First Banks, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banks, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

St. Louis, Missouri
March 25, 2014

FIRST BANKS, INC. CONSOLIDATED BALANCE SHEETS

(dollars expressed in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents:
Cash and due from banks	$92,369	114,841
Short-term investments	98,066	404,005
Total cash and cash equivalents	190,435	518,846
Investment securities:
Available for sale	1,611,745	2,043,727
Held to maturity (fair value of $719,183 and $637,024, respectively)	740,186	631,553
Total investment securities	2,351,931	2,675,280
Loans:
Commercial, financial and agricultural	600,704	610,301
Real estate construction and development	121,662	174,979
Real estate mortgage	2,091,026	2,060,131
Consumer and installment	18,681	19,262
Loans held for sale	25,548	66,133
Net deferred loan fees	(526)	(59)
Total loans	2,857,095	2,930,747
Allowance for loan losses	(81,033)	(91,602)
Net loans	2,776,062	2,839,145
Federal Reserve Bank and Federal Home Loan Bank stock	27,357	27,329
Bank premises and equipment, net	124,328	127,520
Goodwill	—	125,267
Deferred income taxes	315,881	29,042
Other real estate and repossessed assets	66,702	91,995
Other assets	66,287	67,996
Assets of discontinued operations	—	6,706
Total assets	$5,918,983	6,509,126
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,243,545	1,327,183
Interest-bearing demand	679,527	1,000,666
Savings and money market	1,844,710	1,880,271
Time deposits of $100 or more	389,056	460,791
Other time deposits	657,057	823,936
Total deposits	4,813,895	5,492,847
Other borrowings	43,143	26,025
Subordinated debentures	354,210	354,133
Deferred income taxes	28,397	36,182
Accrued expenses and other liabilities	191,082	144,269
Liabilities of discontinued operations	—	155,711
Total liabilities	5,430,727	6,209,167
STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding	295,400	291,757
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	12,480
Retained earnings (deficit)	42,719	(179,513)
Accumulated other comprehensive income	7,502	45,259
Total First Banks, Inc. stockholders’ equity	394,422	206,304
Noncontrolling interest in subsidiary	93,834	93,655
Total stockholders’ equity	488,256	299,959
Total liabilities and stockholders’ equity	$5,918,983	6,509,126
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars expressed in thousands, except share and per share data)

	Years Ended December 31,
	2013	2012	2011
Interest income:
Interest and fees on loans	$118,015	142,003	182,356
Investment securities:
Taxable	52,199	56,547	45,172
Nontaxable	246	287	481
Federal Reserve Bank and Federal Home Loan Bank stock	1,216	1,146	1,416
Short-term investments	1,134	820	1,634
Total interest income	172,810	200,803	231,059
Interest expense:
Deposits:
Interest-bearing demand	368	437	604
Savings and money market	2,679	3,518	8,562
Time deposits of $100 or more	2,274	4,010	7,884
Other time deposits	3,738	6,817	12,950
Other borrowings	(9)	(18)	15
Subordinated debentures	15,054	14,847	13,623
Total interest expense	24,104	29,611	43,638
Net interest income	148,706	171,192	187,421
Provision (benefit) for loan losses	(5,000)	2,000	69,000
Net interest income after provision for loan losses	153,706	169,192	118,421
Noninterest income:
Service charges on deposit accounts and customer service fees	34,320	36,078	38,946
Gain on loans sold and held for sale	5,041	12,931	5,176
Net gain on investment securities	36	1,306	5,335
Net gain (loss) on sale of other real estate and repossessed assets	6,005	2,626	(1,346)
Increase (decrease) in fair value of servicing rights	439	(5,475)	(7,652)
Loan servicing fees	6,948	7,403	8,271
Other	12,331	11,109	13,194
Total noninterest income	65,120	65,978	61,924
Noninterest expense:
Salaries and employee benefits	78,141	75,205	76,999
Occupancy, net of rental income	23,302	21,899	23,877
Furniture and equipment	10,951	11,409	11,667
Postage, printing and supplies	2,470	2,586	2,649
Information technology fees	21,379	22,446	25,804
Legal, examination and professional fees	7,177	8,828	12,185
Goodwill impairment	107,267	—	—
Amortization of intangible assets	—	—	3,024
Advertising and business development	2,542	1,994	1,755
FDIC insurance	6,609	11,313	14,876
Write-downs and expenses on other real estate and repossessed assets	5,676	18,672	22,983
Other	21,113	26,155	29,886
Total noninterest expense	286,627	200,507	225,705
(Loss) income from continuing operations, before benefit for income taxes	(67,801)	34,663	(45,360)
Benefit for income taxes	(288,501)	(139)	(10,654)
Net income (loss) from continuing operations, net of tax	220,700	34,802	(34,706)
Income (loss) from discontinued operations, net of tax	21,223	(8,821)	(9,394)
Net income (loss)	241,923	25,981	(44,100)
Less: net income (loss) attributable to noncontrolling interest in subsidiary	179	(297)	(2,950)
Net income (loss) attributable to First Banks, Inc.	$241,744	26,278	(41,150)
Preferred stock dividends declared	15,869	18,886	17,908
Accretion of discount on preferred stock	3,643	3,554	3,466
Net income (loss) available to common stockholders	$222,232	3,838	(62,524)

Basic and diluted earnings (loss) per common share from continuing operations	$8,495.35	535.03	(2,245.44)
Basic and diluted earnings (loss) per common share from discontinued operations	896.96	(372.81)	(397.02)
Basic and diluted earnings (loss) per common share	$9,392.31	162.22	(2,642.46)

Weighted average shares of common stock outstanding	23,661	23,661	23,661
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars expressed in thousands)

	Years Ended December 31,
	2013	2012	2011

Net income (loss)	$241,923	25,981	(44,100)
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale investment securities, net of tax	(23,486)	17,420	22,676
Reclassification adjustment for available-for-sale investment securities gains included in net income (loss), net of tax	(246)	(758)	(3,461)
Amortization of net unrealized gain associated with reclassification of available-for-sale investment securities to held-to-maturity investment securities, net of tax	(1,303)	(913)	—
Reclassification adjustment for deferred tax asset valuation allowance on investment securities	(15,033)	15,014	(119)
Amortization of net loss related to pension liability, net of tax	895	(911)	(413)
Reclassification adjustment for deferred tax asset valuation allowance on pension liability	1,416	(659)	(299)
Other comprehensive (loss) income	(37,757)	29,193	18,384
Comprehensive income (loss)	204,166	55,174	(25,716)
Comprehensive income (loss) attributable to noncontrolling interest in subsidiary	179	(297)	(2,950)
Comprehensive income (loss) attributable to First Banks, Inc.	$203,987	55,471	(22,766)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY THREE YEARS ENDED DECEMBER 31, 2013

(dollars expressed in thousands)

	First Banks, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity

Balance, January 1, 2011	$315,143	5,915	12,480	(120,827)	(2,318)	96,902	307,295
Net loss	—	—	—	(41,150)	—	(2,950)	(44,100)
Other comprehensive income	—	—	—	—	18,384	—	18,384
Accretion of discount on preferred stock	3,466	—	—	(3,466)	—	—	—
Preferred stock dividends declared	—	—	—	(17,908)	—	—	(17,908)
Balance, December 31, 2011	318,609	5,915	12,480	(183,351)	16,066	93,952	263,671
Net income	—	—	—	26,278	—	(297)	25,981
Other comprehensive income	—	—	—	—	29,193	—	29,193
Accretion of discount on preferred stock	3,554	—	—	(3,554)	—	—	—
Preferred stock dividends declared	—	—	—	(18,886)	—	—	(18,886)
Balance, December 31, 2012	322,163	5,915	12,480	(179,513)	45,259	93,655	299,959
Net income	—	—	—	241,744	—	179	241,923
Other comprehensive loss	—	—	—	—	(37,757)	—	(37,757)
Accretion of discount on preferred stock	3,643	—	—	(3,643)	—	—	—
Preferred stock dividends declared	—	—	—	(15,869)	—	—	(15,869)
Balance, December 31, 2013	$325,806	5,915	12,480	42,719	7,502	93,834	488,256
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars expressed in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss) attributable to First Banks, Inc.	$241,744	26,278	(41,150)
Net income (loss) attributable to noncontrolling interest in subsidiary	179	(297)	(2,950)
Less: net income (loss) from discontinued operations, net of tax	21,223	(8,821)	(9,394)
Net income (loss) from continuing operations, net of tax	220,700	34,802	(34,706)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	11,814	12,030	13,378
Goodwill impairment	107,267	—	—
Amortization of intangible assets	—	—	3,024
Amortization and accretion of investment securities	25,595	17,412	11,934
Originations of loans held for sale	(278,668)	(470,119)	(274,254)
Proceeds from sales of loans held for sale	319,175	442,476	301,343
Provision (benefit) for loan losses	(5,000)	2,000	69,000
(Benefit) provision for current income taxes	(241)	(32)	181
Provision (benefit) for deferred income taxes	42,793	8,019	(22,291)
(Decrease) increase in deferred tax asset valuation allowance	(331,053)	(8,126)	11,456
Decrease in accrued interest receivable	673	3,982	3,864
Increase in accrued interest payable	14,564	12,118	7,915
Gain on loans sold and held for sale	(5,041)	(12,931)	(5,176)
Net gain on investment securities	(36)	(1,306)	(5,335)
(Increase) decrease in fair value of servicing rights	(439)	5,475	7,652
Write-downs on other real estate and repossessed assets	2,402	14,510	16,922
Other operating activities, net	4,763	4,356	20,945
Net cash provided by operating activities – continuing operations	129,268	64,666	125,852
Net cash used in operating activities – discontinued operations	(6,303)	(8,484)	(9,499)
Net cash provided by operating activities	122,965	56,182	116,353
Cash flows from investing activities:
Net cash paid for sale of assets and liabilities of discontinued operations, net of cash and cash equivalents sold	(602,792)	—	(51,339)
Cash paid for sale of branches, net of cash and cash equivalents sold	—	—	(16,256)
Proceeds from sales of investment securities available for sale	143,675	315,238	283,713
Maturities and calls of investment securities available for sale	362,385	684,639	341,179
Maturities and calls of investment securities held to maturity	137,888	107,061	1,660
Purchases of investment securities available for sale	(369,585)	(1,296,857)	(1,587,313)
Purchases of investment securities held to maturity	(22,561)	—	(3,450)
Net (purchases) redemptions of Federal Reserve Bank and Federal Home Loan Bank stock	(28)	(251)	3,043
Proceeds from sales of commercial loans	9,406	55,081	65,867
Cash paid for purchase of one-to-four-family residential real estate loans	—	(141,048)	—
Net (increase) decrease in loans	(38,761)	361,980	877,336
Recoveries of loans previously charged-off	20,266	29,962	22,304
Purchases of bank premises and equipment	(7,533)	(5,896)	(5,170)
Net proceeds from sales of other real estate and repossessed assets	33,927	48,531	65,398
Other investing activities, net	5,640	295	2,109
Net cash (used in) provided by investing activities – continuing operations	(328,073)	158,735	(919)
Net cash provided by investing activities – discontinued operations	1,817	5,151	9,704
Net cash (used in) provided by investing activities	(326,256)	163,886	8,785

FIRST BANKS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Increase (decrease) in demand, savings and money market deposits	34,770	69,504	(125,679)
Decrease in time deposits	(171,698)	(253,363)	(531,514)
Increase (decrease) in other borrowings	17,118	(25,145)	19,416
Net cash used in financing activities – continuing operations	(119,810)	(209,004)	(637,777)
Net cash (used in) provided by financing activities – discontinued operations	(5,310)	34,642	(9,979)
Net cash used in financing activities	(125,120)	(174,362)	(647,756)
Net (decrease) increase in cash and cash equivalents	(328,411)	45,706	(522,618)
Cash and cash equivalents, beginning of year	518,846	473,140	995,758
Cash and cash equivalents, end of year	$190,435	518,846	473,140

Supplemental disclosures of cash flow information:
Cash paid for interest on liabilities	$9,540	17,493	35,723
Cash received for income taxes	213	661	239
Noncash investing and financing activities:
Reclassification of investment securities from available for sale to held to maturity	$242,540	729,142	—
Loans transferred to other real estate and repossessed assets	9,483	24,223	69,941
Bank premises and equipment transferred to other real estate and repossessed assets	—	—	6,537
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
The Company operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: First Bank Business Capital, Inc.; FB Holdings, LLC (FB Holdings); Small Business Loan Source LLC; SBRHC, Inc.; FBSA Missouri, Inc.; FBSA California, Inc.; NT Resolution Corporation; and LC Resolution Corporation. All of the subsidiaries are wholly owned as of December 31, 2013, except FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, as further described in Note 20 to the consolidated financial statements. FB Holdings is included in the consolidated financial statements with the noncontrolling ownership interest reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiary” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, reported as “net income (loss) attributable to noncontrolling interest in subsidiary” in the consolidated statements of operations.
Significant Accounting Policies:
Cash and Cash Equivalents. Cash, due from banks and short-term investments, which include federal funds sold and interest-bearing deposits, are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows. Interest-bearing deposits were $98.1 million and $404.0 million at December 31, 2013 and 2012, respectively. The Company did not have any federal funds sold outstanding at December 31, 2013 and 2012. First Bank is required to maintain certain daily reserve balances on hand in accordance with regulatory requirements. The reserve balances required to be maintained in accordance with such requirements were $11.5 million and $14.6 million at December 31, 2013 and 2012, respectively.
Federal Reserve Bank and Federal Home Loan Bank Stock. First Bank is a member of the Federal Reserve Bank of St. Louis (FRB) system and the Federal Home Loan Bank (FHLB) system and maintains investments in FRB and FHLB stock. These investments are recorded at cost, which represents redemption value. The investment in FRB stock is maintained at a minimum of 6% of First Bank’s capital stock and capital surplus. The investment in FHLB of Des Moines stock is maintained at an amount equal to 0.12% of First Bank’s total assets as of December 31 of the preceding year, up to a maximum of $10.0 million, plus 4.45% of advances. Investments in FRB and FHLB of Des Moines stock were $19.6 million and $7.8 million, respectively, at December 31, 2013, and $19.4 million and $7.9 million, respectively, at December 31, 2012.
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Goodwill and Other Intangible Assets. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested at least annually for impairment. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company amortized its core deposit intangibles on a straight-line basis over the estimated periods to be benefited, which had been estimated at five to seven years.
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
Goodwill allocated to the sale or disposal of a business is based on the relative fair values of the business to be sold or disposed of and the portion of the reporting unit that will be retained.
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
NOTE 2 - DISCONTINUED OPERATIONS
Discontinued Operations. The assets and liabilities associated with the transactions described (and defined) below were previously reported in the First Bank segment and were sold as part of the Company’s Capital Optimization Plan (Capital Plan). The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the assets and liabilities associated with the Northern Florida Region as of December 31, 2012, and to the operations of First Bank's Association Bank Services line of business and First Bank's Northern Florida and Northern Illinois Regions for the years ended December 31, 2013, 2012 and 2011, as applicable. The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations. All financial information in the consolidated financial statements and notes to the consolidated financial statements is reported on a continuing operations basis, unless otherwise noted.
Association Bank Services. On May 13, 2013, First Bank entered into a Purchase and Assumption Agreement that provided for the sale of certain assets and the transfer of certain liabilities, primarily deposits, of First Bank's Association Bank Services (ABS) line of business, to Union Bank, N.A. (Union Bank), headquartered in San Francisco, California. ABS, previously headquartered in Vallejo, California, provided a full range of services to homeowners associations and community management companies. The transaction was completed on November 22, 2013. Under the terms of the agreement, Union Bank assumed $572.1 million of deposits, as well as certain other liabilities, and paid a premium on certain deposit accounts acquired in the transaction. Union Bank also purchased certain assets, including $20.8 million of loans, at par value. The transaction resulted in a gain of $28.6 million, after the write-off of goodwill of $18.0 million allocated to the transaction in the fourth quarter of 2013.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Northern Florida Region. On November 21, 2012, First Bank entered into a Branch Purchase and Assumption Agreement that provided for the sale of certain assets and the transfer of certain liabilities associated with eight of First Bank’s retail branches located in Pinellas County, Florida to HomeBanc National Association (HomeBanc), headquartered in Lake Mary, Florida. The transaction was completed on April 19, 2013. Under the terms of the agreement, HomeBanc assumed $120.3 million of deposits, purchased the premises and equipment, and assumed the leases associated with these eight retail branches. The transaction resulted in a gain of $408,000, after the write-off of goodwill of $700,000 allocated to the Northern Florida Region during the second quarter of 2013.
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
First Bank presently continues to operate its remaining eight retail branches in Manatee County’s communities of Bradenton, Palmetto and Longboat Key, Florida. These eight branches were previously reported as discontinued operations but were reclassified to continuing operations during the fourth quarter of 2012. The related assets and liabilities associated with these eight retail branches were reclassified from assets and liabilities of discontinued operations to continuing operations in the consolidated balance sheets as of December 31, 2012. Upon reclassification of the assets of these branches from assets of discontinued operations to continuing operations, the assets were recorded at the lower of their carrying amount and their fair value at the time of the Company’s change in its intent to continue to operate the branches. As a result of the Company’s change in its intent to operate these branches, the Company recorded a write-down of $2.3 million during the fourth quarter of 2012 associated with a fair value adjustment on the premises and equipment of these branches, which is included in other noninterest expense in the consolidated statements of operations.
Northern Illinois Region. During 2010, First Bank entered into three Branch Purchase and Assumption Agreements that provided for the sale of certain assets and the transfer of certain liabilities associated with 14 of First Bank’s branch banking offices in Northern Illinois. Two transactions were completed in 2010, resulting in the sale of 11 branch banking offices, and one transaction was completed in 2011, resulting in the sale of three branch banking offices. The 14 branches in the three separate transactions are collectively defined as the Northern Illinois Region (Northern Illinois Region). The transactions completed in 2010, in the aggregate, resulted in a gain of $6.4 million, after the write-off of goodwill and intangible assets of $9.7 million allocated to these branches. The transaction completed in 2011 resulted in a gain of $425,000, after the write-off of goodwill and intangible assets of $1.6 million allocated to these branches.
Assets and liabilities of discontinued operations at December 31, 2012 were as follows:

December 31, 2012
Northern Florida
(dollars expressed in thousands)
Cash and due from banks	$1,139
Total loans	—
Bank premises and equipment, net	4,837
Goodwill	700
Other assets	30
Assets of discontinued operations	$6,706
Deposits:
Noninterest-bearing demand	$12,488
Interest-bearing demand	10,480
Savings and money market	67,686
Time deposits of $100 or more	27,034
Other time deposits	37,964
Total deposits	155,652
Accrued expenses and other liabilities	59
Liabilities of discontinued operations	$155,711

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income from discontinued operations, net of tax, for the year ended December 31, 2013 was as follows:

	Association Bank Services	Northern Florida	Total
	(dollars expressed in thousands)
Year ended December 31, 2013:
Interest income:
Interest and fees on loans	$1,221	—	1,221
Interest expense:
Interest on deposits	292	233	525
Net interest income (loss)	929	(233)	696
Provision for loan losses	—	—	—
Net interest income (loss) after provision for loan losses	929	(233)	696
Noninterest income:
Service charges and customer service fees	85	134	219
Other	105	4	109
Total noninterest income	190	138	328
Noninterest expense:
Salaries and employee benefits	3,045	885	3,930
Occupancy, net of rental income	6	579	585
Furniture and equipment	41	40	81
Legal, examination and professional fees	68	—	68
FDIC insurance	671	53	724
Other	743	2,452	3,195
Total noninterest expense	4,574	4,009	8,583
Loss from operations of discontinued operations	(3,455)	(4,104)	(7,559)
Net gain on sale of discontinued operations	28,615	408	29,023
Provision for income taxes	241	—	241
Net income (loss) from discontinued operations, net of tax	$24,919	(3,696)	21,223
Loss from discontinued operations, net of tax, for the year ended December 31, 2012 was as follows:

	Association Bank Services	Northern Florida	Total
	(dollars expressed in thousands)
Year ended December 31, 2012:
Interest income:
Interest and fees on loans	$1,762	—	1,762
Interest expense:
Interest on deposits	477	972	1,449
Net interest income (loss)	1,285	(972)	313
Provision for loan losses	—	—	—
Net interest income (loss) after provision for loan losses	1,285	(972)	313
Noninterest income:
Service charges and customer service fees	119	467	586
Other	109	13	122
Total noninterest income	228	480	708
Noninterest expense:
Salaries and employee benefits	2,583	2,279	4,862
Occupancy, net of rental income	12	1,760	1,772
Furniture and equipment	89	278	367
Legal, examination and professional fees	62	5	67
FDIC insurance	1,123	358	1,481
Other	942	351	1,293
Total noninterest expense	4,811	5,031	9,842
Loss from operations of discontinued operations	(3,298)	(5,523)	(8,821)
Benefit for income taxes	—	—	—
Net loss from discontinued operations, net of tax	$(3,298)	(5,523)	(8,821)

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Loss from discontinued operations, net of tax, for the year ended December 31, 2011 was as follows:

	Association Bank Services	Northern Florida	Northern Illinois	Total
	(dollars expressed in thousands)
Year ended December 31, 2011:
Interest income:
Interest and fees on loans	$2,237	—	895	3,132
Interest expense:
Interest on deposits	901	2,160	261	3,322
Net interest income (loss)	1,336	(2,160)	634	(190)
Provision for loan losses	—	—	—	—
Net interest income (loss) after provision for loan losses	1,336	(2,160)	634	(190)
Noninterest income:
Service charges and customer service fees	155	411	259	825
Other	115	8	5	128
Total noninterest income	270	419	264	953
Noninterest expense:
Salaries and employee benefits	2,519	2,325	357	5,201
Occupancy, net of rental income	10	1,746	68	1,824
Furniture and equipment	114	431	29	574
Legal, examination and professional fees	30	1	6	37
Amortization of intangible assets	—	63	—	63
FDIC insurance	1,227	469	100	1,796
Other	641	379	67	1,087
Total noninterest expense	4,541	5,414	627	10,582
(Loss) income from operations of discontinued operations	(2,935)	(7,155)	271	(9,819)
Net gain on sale of discontinued operations	—	—	425	425
Benefit for income taxes	—	—	—	—
Net (loss) income from discontinued operations, net of tax	$(2,935)	$(7,155)	696	(9,394)

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - INVESTMENTS IN DEBT AND EQUITY SECURITIES
Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2013 and 2012 were as follows:

	Maturity				Total Amortized Cost	Gross Unrealized			Weighted Average Yield
	1 Year or Less	1-5 Years	5-10 Years	After 10 Years		Gains	Losses	Fair Value
	(dollars expressed in thousands)
December 31, 2013:
Carrying value:
U.S. Government sponsored agencies	$8,450	40,243	88,666	135,679	273,038	3,525	(664)	275,899	1.34%
Residential mortgage-backed	—	43,943	115,731	951,454	1,111,128	12,873	(18,214)	1,105,787	2.32
Commercial mortgage-backed	—	—	793	—	793	63	—	856	4.94
State and political subdivisions	1,369	2,035	200	28,432	32,036	81	(560)	31,557	1.26
Corporate notes	4,980	140,575	45,132	—	190,687	5,777	(261)	196,203	2.69
Equity investments	—	—	—	1,500	1,500	—	(57)	1,443	2.17
Total	$14,799	226,796	250,522	1,117,065	1,609,182	22,319	(19,756)	1,611,745	2.18
Fair value:
Debt securities	$14,927	233,338	250,860	1,111,177
Equity securities	—	—	—	1,443
Total	$14,927	233,338	250,860	1,112,620

Weighted average yield	2.17%	2.23%	1.81%	2.24%

December 31, 2012:
Carrying value:
U.S. Government sponsored agencies	$10,051	80,328	—	213,892	304,271	6,304	(146)	310,429	1.42%
Residential mortgage-backed	364	24,014	219,286	1,251,917	1,495,581	38,983	(497)	1,534,067	2.32
Commercial mortgage-backed	—	—	806	—	806	109	—	915	4.86
State and political subdivisions	985	3,579	201	—	4,765	164	—	4,929	4.05
Corporate Notes	—	137,090	49,704	—	186,794	6,192	(621)	192,365	3.13
Equity investments	—	—	—	1,000	1,000	22	—	1,022	2.54
Total	$11,400	245,011	269,997	1,466,809	1,993,217	51,774	(1,264)	2,043,727	2.26
Fair value:
Debt securities	$11,476	251,558	275,251	1,504,420
Equity securities	—	—	—	1,022
Total	$11,476	251,558	275,251	1,505,442

Weighted average yield	2.01%	2.17%	2.65%	2.21%

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2013 and 2012 were as follows:

	Maturity				Total Amortized Cost	Gross Unrealized			Weighted Average Yield
	1 Year or Less	1-5 Years	5-10 Years	After 10 Years		Gains	Losses	Fair Value
	(dollars expressed in thousands)
December 31, 2013:
Carrying value:
U.S. Government sponsored agencies	$—	—	16,119	—	16,119	—	(153)	15,966	1.14%
Residential mortgage-backed	—	16,327	182,933	522,504	721,764	441	(21,206)	700,999	1.88
State and political subdivisions	640	575	55	1,033	2,303	2	(87)	2,218	1.93
Total	$640	16,902	199,107	523,537	740,186	443	(21,446)	719,183	1.86
Fair value:
Debt securities	$642	16,926	195,647	505,968
Weighted average yield	3.32%	2.20%	1.53%	1.97%

December 31, 2012:
Carrying value:
U.S. Government sponsored agencies	$—	—	52,582	—	52,582	269	—	52,851	1.63%
Residential mortgage-backed	—	—	108,420	466,863	575,283	6,142	(614)	580,811	1.82
State and political subdivisions	826	1,099	252	1,511	3,688	51	(377)	3,362	1.89
Total	$826	1,099	161,254	468,374	631,553	6,462	(991)	637,024	1.80
Fair value:
Debt securities	$836	1,129	164,433	470,626
Weighted average yield	2.56%	3.40%	1.77%	1.81%
Proceeds from sales of available-for-sale investment securities were $143.7 million, $315.2 million and $283.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Proceeds from calls of investment securities were $51.2 million, $277.2 million and $56.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Gross realized gains and gross realized losses on investment securities for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(dollars expressed in thousands)
Gross realized gains on sales of available-for-sale securities	$802	1,675	5,286
Gross realized losses on sales of available-for-sale securities	(354)	(374)	(1)
Other-than-temporary impairment	(412)	(2)	(3)
Gross realized gains on calls of investment securities	—	7	53
Net realized gain on investment securities	$36	1,306	5,335
Other-than-temporary impairment for the year ended December 31, 2013 includes impairment of $407,000 recorded during the first quarter of 2013 on a municipal investment security classified as held-to-maturity. Investment securities with a carrying value of approximately $283.7 million and $257.6 million at December 31, 2013 and 2012, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.
During the first quarter of 2013, the Company reclassified certain of its available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $242.5 million, in aggregate. The net gross unrealized gain on these available-for-sale investment securities at the time of transfer was $5.0 million, in aggregate. On June 30, 2012, the Company reclassified certain of its available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $729.1 million, in aggregate. The net gross unrealized gain on these available-for-sale investment securities at the time of transfer was $11.7 million, in aggregate. The determination of the reclassifications were made by management based on the Company’s current and expected future liquidity levels and the resulting intent to hold such investment securities to maturity. The net gross unrealized gain on these available-for-sale investment securities at the time of transfer was recorded as additional premium on the securities and is being amortized over the remaining lives of the respective securities, as further described in Note 13 to the consolidated financial statements.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012, were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars expressed in thousands)
December 31, 2013:
Available for sale:
U.S. Government sponsored agencies	$16,005	(664)	—	—	16,005	(664)
Residential mortgage-backed	511,617	(18,119)	5,473	(95)	517,090	(18,214)
State and political subdivisions	27,872	(560)	—	—	27,872	(560)
Corporate notes	9,959	(41)	4,780	(220)	14,739	(261)
Equity investments	1,443	(57)	—	—	1,443	(57)
Total	$566,896	(19,441)	10,253	(315)	577,149	(19,756)

Held to maturity:
U.S. Government sponsored agencies	$15,966	(153)	—	—	15,966	(153)
Residential mortgage-backed	644,700	(20,759)	10,527	(447)	655,227	(21,206)
State and political subdivisions	946	(87)	—	—	946	(87)
Total:	$661,612	(20,999)	10,527	(447)	672,139	(21,446)

December 31, 2012:
Available for sale:
U.S. Government sponsored agencies	$20,018	(146)	—	—	20,018	(146)
Residential mortgage-backed	125,449	(441)	270	(56)	125,719	(497)
Corporate notes	—	—	17,675	(621)	17,675	(621)
Total	$145,467	(587)	17,945	(677)	163,412	(1,264)

Held to maturity:
Residential mortgage-backed	$66,011	(614)	—	—	66,011	(614)
State and political subdivisions	1,133	(377)	—	—	1,133	(377)
Total:	$67,144	(991)	—	—	67,144	(991)
The Company does not believe that the investment securities that were in an unrealized loss position at December 31, 2013 and 2012 are other-than-temporarily impaired. The unrealized losses on the investment securities were primarily attributable to fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired. The unrealized losses for residential mortgage-backed securities for 12 months or more at December 31, 2013 and 2012 included 11 and nine securities, respectively. The unrealized losses for corporate notes for 12 months or more at December 31, 2013 and 2012 included one and six securities, respectively.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table summarizes the composition of the loan portfolio at December 31, 2013 and 2012:

	2013	2012
	(dollars expressed in thousands)
Commercial, financial and agricultural	$600,704	610,301
Real estate construction and development	121,662	174,979
Real estate mortgage:
One-to-four-family residential	921,488	986,767
Multi-family residential	121,304	103,684
Commercial real estate	1,048,234	969,680
Consumer and installment	18,681	19,262
Loans held for sale	25,548	66,133
Net deferred loan fees	(526)	(59)
Total loans	$2,857,095	2,930,747
The Company's loan portfolio is primarily comprised of residential and commercial real estate loans, and commercial, financial and agricultural loans. The Company primarily lends to borrowers within its primary market areas of California, Florida, southern Illinois and eastern Missouri. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Real estate lending constitutes the only significant concentration of credit risk. Real estate loans comprised approximately 78% and 79% of the loan portfolio at December 31, 2013 and 2012, respectively, of which 42% and 46%, respectively, were made to consumers in the form of residential real estate mortgages and home equity lines of credit. First Bank also offers residential real estate mortgage loans with terms that require interest only payments. At December 31, 2013, the balance of such loans, all of which were held for portfolio, was approximately $16.0 million, of which approximately 5.1% were delinquent. At December 31, 2012, the balance of such loans, all of which were held for portfolio, was approximately $25.3 million, of which approximately 5.1% were delinquent. In general, the Company is a secured lender. At December 31, 2013 and 2012, 99.0% of the loan portfolio was collateralized. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction. First Bank also originates certain one-to-four-family residential mortgage loans for sale in the secondary market. First Bank has a repurchase obligation on these loans in the event of fraud or, on certain loans, early payment default. The early payment default provisions generally range from four months to one year after sale of the loan in the secondary market. First Bank has not sold any one-to-four-family residential mortgage loans into the secondary market with early payment default provisions since 2007, as further described in Note 24 to the consolidated financial statements.
Loans to directors, their affiliates and executive officers of the Company were approximately $12.0 million and $9.1 million at December 31, 2013 and 2012, respectively, as further described in Note 20 to the consolidated financial statements.
Loans with a carrying value of approximately $1.03 billion and $1.17 billion at December 31, 2013 and 2012, respectively, were pledged as collateral under borrowing arrangements with the FRB and the FHLB. At December 31, 2013 and 2012 and for the years then ended, First Bank had no advances outstanding under these borrowing arrangements.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Aging of Loans. The following table presents the aging of loans by loan classification at December 31, 2013 and 2012:

	30-59 Days	60-89 Days	Recorded Investment > 90 Days Accruing	Nonaccrual	Total Past Due	Current	Total Loans
	(dollars expressed in thousands)
December 31, 2013:
Commercial, financial and agricultural	$447	394	80	10,523	11,444	589,260	600,704
Real estate construction and development	—	—	—	4,914	4,914	116,748	121,662
One-to-four-family residential:
Bank portfolio	1,898	757	162	5,146	7,963	82,190	90,153
Mortgage Division portfolio	2,364	1,880	—	14,917	19,161	462,850	482,011
Home equity	2,256	963	182	7,361	10,762	338,562	349,324
Multi-family residential	—	—	—	1,793	1,793	119,511	121,304
Commercial real estate	1,423	391	—	8,283	10,097	1,038,137	1,048,234
Consumer and installment	87	39	—	19	145	18,010	18,155
Loans held for sale	—	—	—	—	—	25,548	25,548
Total	$8,475	4,424	424	52,956	66,279	2,790,816	2,857,095

December 31, 2012:
Commercial, financial and agricultural	$1,180	322	—	19,050	20,552	589,749	610,301
Real estate construction and development	93	—	—	32,152	32,245	142,734	174,979
One-to-four-family residential:
Bank portfolio	1,871	1,121	874	6,910	10,776	111,562	122,338
Mortgage Division portfolio	6,264	4,375	—	19,780	30,419	479,552	509,971
Home equity	2,494	1,221	216	8,671	12,602	341,856	354,458
Multi-family residential	—	629	—	6,761	7,390	96,294	103,684
Commercial real estate	66	693	—	16,520	17,279	952,401	969,680
Consumer and installment	174	43	—	28	245	18,958	19,203
Loans held for sale	—	—	—	—	—	66,133	66,133
Total	$12,142	8,404	1,090	109,872	131,508	2,799,239	2,930,747
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The following tables present the credit exposure of the loan portfolio by internally assigned credit grade and payment activity as of December 31, 2013 and 2012:

Commercial Loan Portfolio Credit Exposure by Internally Assigned Credit Grade	Commercial and Industrial	Real Estate Construction and Development	Multi-family	Commercial Real Estate	Total
		(dollars expressed in thousands)
December 31, 2013:
Pass	$559,243	42,429	91,001	1,001,719	1,694,392
Special mention	16,211	929	—	21,714	38,854
Substandard	14,727	73,390	555	11,999	100,671
Performing troubled debt restructuring	—	—	27,955	4,519	32,474
Nonaccrual	10,523	4,914	1,793	8,283	25,513
Total	$600,704	121,662	121,304	1,048,234	1,891,904

December 31, 2012:
Pass	$572,248	45,356	67,690	858,101	1,543,395
Special mention	10,580	6,076	220	70,450	87,326
Substandard	8,423	81,364	773	13,868	104,428
Performing troubled debt restructuring	—	10,031	28,240	10,741	49,012
Nonaccrual	19,050	32,152	6,761	16,520	74,483
Total	$610,301	174,979	103,684	969,680	1,858,644

One-to-Four-Family Residential Mortgage Bank and Home Equity Loan Portfolio Credit Exposure by Internally Assigned Credit Grade	Bank Portfolio	Home Equity	Total
	(dollars expressed in thousands)
December 31, 2013:
Pass	$78,069	340,031	418,100
Special mention	6,190	182	6,372
Substandard	45	1,750	1,795
Performing troubled debt restructuring	703	—	703
Nonaccrual	5,146	7,361	12,507
Total	$90,153	349,324	439,477

December 31, 2012:
Pass	$107,625	342,321	449,946
Special mention	4,405	216	4,621
Substandard	1,787	3,250	5,037
Performing troubled debt restructuring	1,611	—	1,611
Nonaccrual	6,910	8,671	15,581
Total	$122,338	354,458	476,796

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

One-to-Four-Family Residential Mortgage Division and Consumer and Installment Loan Portfolio Credit Exposure by Payment Activity	Mortgage Division Portfolio	Consumer and Installment	Total
	(dollars expressed in thousands)
December 31, 2013:
Pass	$387,153	18,136	405,289
Substandard	2,491	—	2,491
Performing troubled debt restructuring	77,450	—	77,450
Nonaccrual	14,917	19	14,936
Total	$482,011	18,155	500,166

December 31, 2012:
Pass	$405,270	19,175	424,445
Substandard	6,627	—	6,627
Performing troubled debt restructuring	78,294	—	78,294
Nonaccrual	19,780	28	19,808
Total	$509,971	19,203	529,174
Impaired Loans. Loans deemed to be impaired include performing TDRs and nonaccrual loans. Impaired loans with outstanding balances equal to or greater than $500,000 are evaluated individually for impairment. For these loans, the Company measures the level of impairment based on the present value of the estimated projected cash flows or the estimated value of the collateral, less applicable selling costs. If the current valuation is lower than the current book balance of the loan, the amount of the difference is evaluated for possible charge-off. In instances where management determines that a charge-off is not appropriate, a specific reserve is established for the individual loan in question. This specific reserve is included as a part of the overall allowance for loan losses.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present the recorded investment, unpaid principal balance, related allowance for loan losses, average recorded investment and interest income recognized while on impaired status for impaired loans without a related allowance for loan losses and for impaired loans with a related allowance for loan losses by loan classification at December 31, 2013 and 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
	(dollars expressed in thousands)
December 31, 2013:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$3,119	4,342	—	4,270	1
Real estate construction and development	3,172	12,931	—	17,152	418
Real estate mortgage:
Bank portfolio	—	—	—	—	41
Mortgage Division portfolio	—	—	—	—	—
Home equity portfolio	596	632	—	564	—
Multi-family residential	443	709	—	474	—
Commercial real estate	6,884	9,221	—	11,636	273
Consumer and installment	—	—	—	—	—
	14,214	27,835	—	34,096	733
With A Related Allowance Recorded:
Commercial, financial and agricultural	7,404	21,565	497	10,136	—
Real estate construction and development	1,742	4,326	294	9,419	—
Real estate mortgage:
Bank portfolio	5,849	7,427	317	7,161	—
Mortgage Division portfolio	92,367	110,878	9,423	95,614	2,002
Home equity portfolio	6,765	7,637	1,472	6,406	—
Multi-family residential	29,305	29,322	2,438	31,377	1,226
Commercial real estate	5,918	9,468	990	10,003	26
Consumer and installment	19	19	—	22	—
	149,369	190,642	15,431	170,138	3,254
Total:
Commercial, financial and agricultural	10,523	25,907	497	14,406	1
Real estate construction and development	4,914	17,257	294	26,571	418
Real estate mortgage:
Bank portfolio	5,849	7,427	317	7,161	41
Mortgage Division portfolio	92,367	110,878	9,423	95,614	2,002
Home equity portfolio	7,361	8,269	1,472	6,970	—
Multi-family residential	29,748	30,031	2,438	31,851	1,226
Commercial real estate	12,802	18,689	990	21,639	299
Consumer and installment	19	19	—	22	—
	$163,583	218,477	15,431	204,234	3,987

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
	(dollars expressed in thousands)
December 31, 2012:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$6,451	24,287	—	12,369	215
Real estate construction and development	39,706	74,044	—	59,094	561
Real estate mortgage:
Bank portfolio	1,611	1,690	—	2,166	32
Mortgage Division portfolio	10,255	22,102	—	10,308	—
Home equity portfolio	1,382	1,507	—	1,232	—
Multi-family residential	33,709	37,206	—	13,682	280
Commercial real estate	18,808	24,279	—	35,959	1,160
Consumer and installment	—	—	—	—	—
	111,922	185,115	—	134,810	2,248
With A Related Allowance Recorded:
Commercial, financial and agricultural	12,599	19,255	676	24,157	—
Real estate construction and development	2,477	10,221	1,452	3,687	114
Real estate mortgage:
Bank portfolio	6,910	8,655	284	9,288	—
Mortgage Division portfolio	87,819	96,931	11,574	88,277	2,050
Home equity portfolio	7,289	8,188	1,784	6,500	—
Multi-family residential	1,292	1,403	1,138	524	—
Commercial real estate	8,453	12,909	1,043	16,161	11
Consumer and installment	28	28	1	51	—
	126,867	157,590	17,952	148,645	2,175
Total:
Commercial, financial and agricultural	19,050	43,542	676	36,526	215
Real estate construction and development	42,183	84,265	1,452	62,781	675
Real estate mortgage:
Bank portfolio	8,521	10,345	284	11,454	32
Mortgage Division portfolio	98,074	119,033	11,574	98,585	2,050
Home equity portfolio	8,671	9,695	1,784	7,732	—
Multi-family residential	35,001	38,609	1,138	14,206	280
Commercial real estate	27,261	37,188	1,043	52,120	1,171
Consumer and installment	28	28	1	51	—
	$238,789	342,705	17,952	283,455	4,423
Recorded investment represents the Company’s investment in its impaired loans reduced by cumulative charge-offs recorded against the allowance for loan losses on these same loans. At December 31, 2013 and 2012, the Company had recorded charge-offs of $54.9 million and $103.9 million, respectively, on its impaired loans, representing the difference between the unpaid principal balance and the recorded investment reflected in the tables above. The unpaid principal balance represents the principal amount contractually owed to the Company by the borrowers on the impaired loans.
Interest on impaired loans that would have been recorded under the original terms of the loans was $13.4 million, $21.7 million and $34.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Of these amounts, $4.3 million, $6.0 million and $8.0 million was recorded as interest income on such loans in 2013, 2012 and 2011, respectively.
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
Loan modifications are generally performed at the request of the borrower, whether commercial or consumer, and may include reductions in interest rates, changes in payments and maturity date extensions. Although the Company does not have formal, standardized loan modification programs for its commercial or consumer loan portfolios, it addresses loan modifications on a case-by-case basis and also participates in the U.S. Treasury’s Home Affordable Modification Program (HAMP). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Treasury compensating the Company

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for a portion of the reduction in monthly amounts due from borrowers participating in this program. At December 31, 2013 and 2012, the Company had $75.3 million and $75.7 million, respectively, of modified loans in the HAMP program.
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
The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending upon the individual facts and circumstances of the loan. TDRs accruing interest are classified as performing TDRs. The following table presents the categories of performing TDRs as of December 31, 2013 and 2012:

	2013	2012
	(dollars expressed in thousands)
Performing Troubled Debt Restructurings:
Real estate construction and development	$—	10,031
Real estate mortgage:
One-to-four-family residential	78,153	79,905
Multi-family residential	27,955	28,240
Commercial real estate	4,519	10,741
Total	$110,627	128,917
The Company does not accrue interest on TDRs which have been modified for a period less than six months or are not in compliance with the modified terms. These loans are considered nonperforming TDRs and are included with other nonaccrual loans for classification purposes. The following table presents the categories of loans considered nonperforming TDRs as of December 31, 2013 and 2012:

	2013	2012
	(dollars expressed in thousands)
Nonperforming Troubled Debt Restructurings:
Commercial, financial and agricultural	$711	1,004
Real estate construction and development	3,605	26,557
Real estate mortgage:
One-to-four-family residential	6,266	7,105
Multi-family residential	—	2,482
Commercial real estate	—	2,862
Total	$10,582	40,010
Both performing and nonperforming TDRs are considered to be impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses. The allowance for loan losses allocated to TDRs was $9.1 million and $9.5 million at December 31, 2013 and 2012, respectively.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present loans classified as TDRs that were modified during the years ended December 31, 2013 and 2012:

	2013			2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars expressed in thousands)
Loan Modifications as Troubled Debt Restructurings:
Commercial, financial and agricultural	2	$246	$201	2	$1,108	$873
Real estate construction and development	—	—	—	4	6,263	5,670
Real estate mortgage:
One-to-four-family residential	53	11,838	10,897	50	9,049	8,992
Multi-family residential	—	—	—	2	28,280	28,280
Commercial real estate	—	—	—	3	9,965	9,965
The following tables present TDRs that defaulted within 12 months of modification during the years ended December 31, 2013 and 2012:

	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(dollars expressed in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial, financial and agricultural	3	$401	—	$—
Real estate construction and development	—	—	3	1,364
Real estate mortgage:
One-to-four-family residential	6	1,101	9	1,588
Upon default of a TDR, which is considered to be 90 days or more past due under the modified terms, impairment is measured based on the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses.
Allowance for Loan Losses. Changes in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(dollars expressed in thousands)
Balance, beginning of year	$91,602	137,710	201,033
Loans charged-off	(25,835)	(78,070)	(154,627)
Recoveries of loans previously charged-off	20,266	29,962	22,304
Net loans charged-off	(5,569)	(48,108)	(132,323)
Provision (benefit) for loan losses	(5,000)	2,000	69,000
Balance, end of year	$81,033	91,602	137,710

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2013 and 2012:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
Year Ended December 31, 2013:
Allowance for loan losses:
Beginning balance	$13,572	14,434	38,897	4,252	20,048	399	91,602
Charge-offs	(5,578)	(448)	(12,747)	(162)	(6,720)	(180)	(25,835)
Recoveries	5,302	7,165	4,455	145	3,067	132	20,266
Provision (benefit) for loan losses	105	(13,744)	2,014	1,014	5,657	(46)	(5,000)
Ending balance	$13,401	7,407	32,619	5,249	22,052	305	81,033

Year Ended December 31, 2012:
Allowance for loan losses:
Beginning balance	$27,243	24,868	50,864	4,851	29,448	436	137,710
Charge-offs	(17,410)	(12,244)	(21,814)	(2,435)	(23,856)	(311)	(78,070)
Recoveries	12,886	5,659	5,188	44	5,982	203	29,962
Provision (benefit) for loan losses	(9,147)	(3,849)	4,659	1,792	8,474	71	2,000
Ending balance	$13,572	14,434	38,897	4,252	20,048	399	91,602
The following table represents a summary of the impairment method used by loan category at December 31, 2013 and 2012:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
Ending Balance at December 31, 2013:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$—	62	2,275	1,034	385	—	3,756
Impaired loans collectively evaluated for impairment	497	232	8,937	1,404	605	—	11,675
All other loans collectively evaluated for impairment	12,904	7,113	21,407	2,811	21,062	305	65,602
Total	$13,401	7,407	32,619	5,249	22,052	305	81,033
Financing receivables:
Impaired loans individually evaluated for impairment	$3,480	3,440	12,276	28,641	9,168	—	57,005
Impaired loans collectively evaluated for impairment	7,043	1,474	93,301	1,107	3,634	19	106,578
All other loans collectively evaluated for impairment	590,181	116,748	815,911	91,556	1,035,432	18,136	2,667,964
Total	$600,704	121,662	921,488	121,304	1,048,234	18,155	2,831,547

Ending Balance at December 31, 2012:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$75	121	3,187	33	182	—	3,598
Impaired loans collectively evaluated for impairment	601	1,331	10,455	1,105	861	1	14,354
All other loans collectively evaluated for impairment	12,896	12,982	25,255	3,114	19,005	398	73,650
Total	$13,572	14,434	38,897	4,252	20,048	399	91,602
Financing receivables:
Impaired loans individually evaluated for impairment	$7,884	39,155	16,843	34,636	20,965	—	119,483
Impaired loans collectively evaluated for impairment	11,166	3,028	98,423	365	6,296	28	119,306
All other loans collectively evaluated for impairment	591,251	132,796	871,501	68,683	942,419	19,175	2,625,825
Total	$610,301	174,979	986,767	103,684	969,680	19,203	2,864,614

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – BANK PREMISES AND EQUIPMENT, NET
Bank premises and equipment, net of accumulated depreciation and amortization, were comprised of the following at December 31, 2013 and 2012:

	2013	2012
	(dollars expressed in thousands)
Land	$32,631	33,324
Buildings and improvements	134,862	134,428
Furniture, fixtures and equipment	100,688	99,116
Leasehold improvements	11,855	12,014
Construction in progress	2,720	1,878
Total	282,756	280,760
Accumulated depreciation and amortization	(158,428)	(153,240)
Bank premises and equipment, net	$124,328	127,520
The Company capitalized interest cost of $71,000, $31,000 and $23,000 during the years ended December 31, 2013, 2012 and 2011, respectively.
Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $11.8 million, $12.0 million and $13.4 million, respectively.
The Company leases land, office properties and equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $10.6 million, $11.5 million and $13.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum lease payments under non-cancellable operating leases extend through 2028 as follows:

(dollars expressed in thousands)
Year ending December 31:
2014	$9,098
2015	7,067
2016	6,210
2017	4,044
2018	2,566
Thereafter	11,087
Total future minimum lease payments	$40,072
The Company also leases to unrelated parties a portion of its banking facilities. Rental income associated with these leases was $4.3 million, $4.1 million and $4.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
NOTE 6 – GOODWILL
Goodwill was zero and $125.3 million at December 31, 2013 and 2012, respectively. First Bank recorded goodwill impairment of $107.3 million for the year ended December 31, 2013, as further discussed below. First Bank did not record goodwill impairment for the years ended December 31, 2012 and 2011. Amortization of intangible assets was $3.0 million for the year ended December 31, 2011. Core deposit intangibles became fully amortized in 2011. Changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
	(dollars expressed in thousands)
Balance, beginning of year	$125,267	125,267
Goodwill impairment	(107,267)	—
Goodwill allocated to sale transaction (1)	(18,000)	—
Balance, end of year	$—	125,267

(1)	Goodwill allocated to sale transaction during 2013 pertains to the sale of First Bank's ABS line of business in November 2013, as further discussed in Note 2 to the consolidated financial statements.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company allocated goodwill of $18.0 million to the sale of the ABS line of business, as discussed in Note 2 to the consolidated financial statements, based on the relative fair value of the ABS line of business and the portion of the First Bank segment that will be retained.
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

As of December 31, 2013, the Income Approach utilizing the Discounted Cash Flow Method and applying a discount rate of 16.0% to the projected cash flows was weighted at 60.0% and each of the two Market Approaches was weighted at 20.0%. The Market Approach was given a relatively lower weighting primarily as a result of a price to the last-twelve-months earnings multiples to being applied to longer-term projected future earnings.
Taking into account the independent third party valuation performed as of December 31, 2013, as well as the reversal of substantially all of the Company's deferred tax asset valuation allowance during the fourth quarter of 2013, as further described in Note 17 to the consolidated financial statements, the Company concluded that the carrying value of its reporting unit exceeded its estimated fair value by approximately $119.5 million at December 31, 2013. Consequently, the results of Step 1 of the two-step goodwill impairment test required the Company to proceed to Step 2 of the goodwill impairment test. The Company engaged the same independent valuation firm to assist management in computing the fair value of the reporting unit’s assets and liabilities in order

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to determine the implied fair value of the reporting unit’s goodwill at December 31, 2013, as required by Step 2 of the two-step goodwill impairment test.
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
The material assumptions utilized in the annual goodwill impairment testing for purposes of calculating the implied fair value of the reporting unit’s goodwill at December 31, 2013 were as follows:

•
Determination of the estimated fair value of loans – The estimated fair value assigned to loans significantly affected the determination of the implied fair value of the reporting unit’s goodwill at December 31, 2013. The implied fair value of a reporting unit’s goodwill will generally increase if the estimated fair value of the reporting unit’s loans is less than the carrying value of the reporting unit’s loans. The estimated fair value of the reporting unit’s loans was derived from discounted cash flow analyses. Loans were grouped into loan pools based on similar characteristics such as maturity, payment type and payment frequency, and rate type and underlying index. These cash flow calculations include assumptions for prepayment estimates over the loan’s remaining life, considerations for the current interest rate environment compared to the weighted average rate of the loan portfolio, a credit risk component based on the historical and expected performance of each loan portfolio stratum and a liquidity adjustment related to the current market environment. The estimated fair value of loans held for portfolio was $188.4 million less than the carrying value at December 31, 2013.

•
Determination of the estimated fair value of deposits, including the core deposit intangible – The estimated fair value assigned to the core deposit intangible, or the reporting unit’s deposit base, also significantly affected the determination of the implied fair value of the reporting unit’s goodwill at December 31, 2013. The implied fair value of a reporting unit’s goodwill will generally decrease by the estimated fair value assigned to the reporting unit’s core deposit intangible. The estimated fair value of the core deposit intangible was derived from discounted cash flow analyses with considerations for estimated deposit runoff, cost of the deposit base, interest costs, net maintenance costs and the cost of alternative funds. The resulting estimate of the fair value of the core deposit intangible represents the present value of the difference in cash flows between maintaining the existing deposits and obtaining alternative funds over the life of the deposit base.

Taking into account the results of the goodwill impairment analyses performed for the year ended December 31, 2013, the Company recorded goodwill impairment of $107.3 million for the year ended December 31, 2013, primarily reflecting the increase in carrying value of the Company as a result of the reversal of substantially all of the Company's valuation allowance against its deferred tax assets during the fourth quarter of 2013, as further described in Note 17 to the consolidated financial statements.
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 – SERVICING RIGHTS
Mortgage Banking Activities. At December 31, 2013 and 2012, the Company serviced mortgage loans for others totaling $1.33 billion and $1.27 billion, respectively. Borrowers’ escrow balances held by the Company on such loans were $7.9 million at December 31, 2013 and 2012. Changes in mortgage servicing rights for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
	(dollars expressed in thousands)
Balance, beginning of year	$9,152	9,077
Originated mortgage servicing rights	3,623	4,887
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	3,671	(2,089)
Other changes in fair value (2)	(2,235)	(2,723)
Balance, end of year	$14,211	9,152

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.
Other Servicing Activities. At December 31, 2013 and 2012, the Company serviced SBA loans for others totaling $139.1 million and $159.6 million, respectively. Changes in SBA servicing rights for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
	(dollars expressed in thousands)
Balance, beginning of year	$5,640	6,303
Originated SBA servicing rights	—	—
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	(244)	434
Other changes in fair value (2)	(753)	(1,097)
Balance, end of year	$4,643	5,640

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

NOTE 8 – DERIVATIVE INSTRUMENTS
The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The following table summarizes derivative instruments held by the Company, their notional amount, estimated fair values and their location in the consolidated balance sheets at December 31, 2013 and 2012:

			Derivatives in Other Assets		Derivatives in Other Liabilities
	Notional Amount		Fair Value Gain (Loss)		Fair Value Loss
	2013	2012	2013	2012	2013	2012
	(dollars expressed in thousands)
Derivative Instruments Not Designated as Hedging Instruments:
Customer interest rate swap agreements	$—	12,149	—	87	—	(87)
Interest rate lock commitments	14,237	59,932	217	1,837	—	—
Forward commitments to sell mortgage-backed securities	29,100	107,700	296	(305)	—	—
Total	$43,337	179,781	513	1,619	—	(87)
The notional amounts of derivative instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company’s credit exposure through its use of these instruments. Credit exposure on interest rate swaps, which represents the loss the Company would incur in the event the counterparties failed completely to perform according to the terms of the derivative instruments and the collateral held to support the credit exposure was of no value, is limited to the net fair value and related accrued interest receivable reduced by the amount of collateral pledged by the counterparty. The Company had not pledged any assets as collateral in connection with its interest rate swap agreements at December 31, 2012.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company also recorded net losses on derivative instruments, which are included in noninterest income in the statements of operations, of $40,000 and $193,000 for the years ended December 31, 2012 and 2011, respectively. The net losses were attributable to changes in the fair value and the net interest differential on interest rate swap agreements previously designated as cash flow hedges on junior subordinated debentures.
Customer Interest Rate Swap Agreements. First Bank offers interest rate swap agreements to certain customers to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its customers and the financial markets. Each interest rate swap agreement between First Bank and its customers is offset by an interest rate swap agreement between First Bank and various counterparties. These interest rate swap agreements do not qualify for hedge accounting treatment. Changes in the fair value of customer interest rate swap agreements are recognized in noninterest income on a monthly basis. Each customer contract is paired with an offsetting contract, and as such, there is no significant impact to net income (loss). The notional amount of customer interest rate swap agreements at December 31, 2012 was $12.1 million. There were no remaining customer interest rate swap agreements at December 31, 2013.
Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These net loan commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in March 2014. The fair value of the interest rate lock commitments, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $217,000 and $1.8 million at December 31, 2013 and 2012, respectively. The fair value of the forward contracts to sell mortgage-backed securities, which is included in other assets in the consolidated balance sheets, was an unrealized gain of $296,000 and an unrealized loss of $305,000 at December 31, 2013 and 2012, respectively. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.
The following table summarizes amounts included in the consolidated statements of operations for the years December 31, 2013, 2012 and 2011 related to non-hedging derivative instruments:

Derivative Instruments Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Operations on Derivatives	Amount of Gain (Loss) Recognized in Operations on Derivatives
		2013	2012	2011
		(dollars expressed in thousands)
Interest rate swap agreements	Other noninterest income	$—	(43)	(194)
Customer interest rate swap agreements	Other noninterest income	—	3	1
Interest rate lock commitments	Gain on loans sold and held for sale	(1,620)	456	1,105
Forward commitments to sell mortgage-backed securities	Gain on loans sold and held for sale	601	424	(2,267)

NOTE 9 – MATURITIES OF TIME DEPOSITS
A summary of maturities of time deposits of $100,000 or more and other time deposits as of December 31, 2013 is as follows:

	Time Deposits of $100,000 or More	Other Time Deposits	Total
	(dollars expressed in thousands)
Year ending December 31:
2014	$276,623	493,106	769,729
2015	85,327	120,330	205,657
2016	10,445	19,639	30,084
2017	6,541	11,733	18,274
2018	10,120	12,236	22,356
Thereafter	—	13	13
Total	$389,056	657,057	1,046,113

NOTE 10 – OTHER BORROWINGS
Other borrowings were comprised solely of daily securities sold under agreement to repurchase of $43.1 million and $26.0 million at December 31, 2013 and 2012, respectively. First Bank had no outstanding FHLB advances as of and for the years ended December 31, 2013 and 2012.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The average balance of other borrowings was $34.8 million and $33.0 million, and the maximum month-end balance of other borrowings was $44.4 million and $57.7 million for the years ended December 31, 2013 and 2012, respectively.
The average rates paid on other borrowings during the years ended December 31, 2013, 2012 and 2011 were (0.03)%, (0.05)% and 0.03%, respectively. The negative average rates paid on other borrowings during the years ended December 31, 2013 and 2012 resulted from the reversal of accrued interest related to unrecognized tax benefits associated with FASB Interpretation No. 48 (codified under ASC 740-10), as more fully discussed in Note 17 to the consolidated financial statements. Interest expense on securities sold under agreements to repurchase was $34,000, $33,000 and $82,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
NOTE 11 – NOTES PAYABLE
On March 20, 2013, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement (the Credit Agreement) with Investors of America Limited Partnership (Investors of America LP), as further described in Note 20 to the consolidated financial statements. The agreement provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which has a maturity date of March 31, 2014 and an interest rate of LIBOR plus 300 basis points, is intended to supplement, on a contingent basis, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses should the parent company’s existing cash resources become insufficient in the future. There have been no balances outstanding under the Credit Agreement since its inception.
NOTE 12 – SUBORDINATED DEBENTURES
As of December 31, 2013, the Company had 13 affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. The Company owns all of the common securities of the Trusts. The sole assets of the statutory and business trusts are the Company's junior subordinated debentures. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate junior subordinated debentures from the Company. In connection with the issuance of the trust preferred securities, the Company made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts under the trust preferred securities. The following is a summary of the junior subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at December 31, 2013 and 2012:

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
The Company’s distributions accrued on the junior subordinated debentures were $15.0 million, $14.8 million and $13.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in interest expense in the consolidated statements of operations. Deferred issuance costs associated with the Company’s junior subordinated debentures are included as

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

a reduction of junior subordinated debentures in the consolidated balance sheets and are amortized using a method which approximates the level-yield method to the maturity date of the respective junior subordinated debentures. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in the Company’s capital base, as further discussed in Note 14 to the consolidated financial statements.
In August 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October 2009. The terms of the junior subordinated debentures and the related trust indentures allow the Company to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. The Company had deferred such payments for 18 quarterly periods as of December 31, 2013. The Company had deferred $56.0 million and $43.8 million of its regularly scheduled interest payments as of December 31, 2013 and 2012, respectively. In addition, the Company had accrued additional interest expense of $6.7 million and $3.9 million as of December 31, 2013 and 2012, respectively, on the regularly scheduled deferred interest payments based on the interest rate in effect for each junior subordinated note issuance in accordance with the respective terms of the underlying agreements. During the deferral period, the respective trusts suspend the declaration and payment of dividends on the trust preferred securities. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. Accordingly, the Company also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009, as further described in Note 13 to the consolidated financial statements.
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
On January 31, 2014, the Company received regulatory approval from the FRB, subject to certain conditions, granting First Bank the authority to pay a dividend to the Company, and authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities. In February 2014, First Bank paid a dividend of $70.0 million to the Company and the Company notified the trustees of the trust preferred securities of its intention to pay all cumulative interest that had been deferred on the junior subordinated debentures relating to the trust preferred securities, on the regularly scheduled quarterly payment dates in March and April, 2014. The aggregate amount owed on all of the junior subordinated debentures relating to the trust preferred securities at the respective March and April, 2014 payments totals $66.4 million. On March 14, 2014, the Company paid interest on the junior subordinated debentures of $66.4 million to the respective trustees, for further distribution to the trust preferred securities holders on the respective interest payment dates in March and April, 2014, as further described in Note 25 to the consolidated financial statements.
The Company and First Bank must receive approval from the FRB prior to making any future interest payments on the Company's outstanding junior subordinated debentures. The Company is unable to predict whether or when the FRB will grant approval to the Company to make any such future interest payments. Without the payment of dividends from First Bank, the Company currently lacks the source of income and the liquidity to make future interest payments on the junior subordinated debentures associated with its trust preferred securities. Given restrictions placed upon First Bank, including regulatory restrictions, it may not be able to provide the Company with dividends in an amount sufficient to pay the future interest on the trust preferred securities. In such case, the Company would have to pursue alternative funding sources, but there can be no assurance that the Company will be able to identify and obtain alternative funding due to the uncertainty that such alternative funding sources would be available to the Company on terms and conditions that are acceptable to the Company. Subsequent to the payment made on March 14, 2014, the Company has the ability to enter into future deferral periods of up to 20 consecutive quarterly periods without triggering a payment default or penalty.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 – STOCKHOLDERS’ EQUITY
Common Stock. There is no established public trading market for the Company’s common stock. Various trusts, which were established by and are administered by and for the benefit of the Company’s Chairman of the Board and members of his immediate family (including Mr. Michael Dierberg, Vice Chairman of the Company), own all of the voting stock of the Company other than the Class C Preferred Stock and Class D Preferred Stock that have limited voting rights, as described below.
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
On December 31, 2008, the Company issued 295,400 shares of Class C Fixed Rate Cumulative Perpetual Preferred Stock (Class C Preferred Stock) and 14,770 shares of Class D Fixed Rate Cumulative Perpetual Preferred Stock (Class D Preferred Stock) to the United States Department of the Treasury (U.S. Treasury) in conjunction with the U.S. Treasury’s Troubled Asset Relief Program’s Capital Purchase Program (CPP). The Class C Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class C Preferred Stock have no voting rights except in certain limited circumstances. The Class C Preferred Stock carries an annual dividend rate equal to 5% for the first five years and the annual dividend rate increases to 9% per annum on and after February 15, 2014, payable quarterly in arrears beginning February 15, 2009. The Class D Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class D Preferred Stock have no voting rights except in certain limited circumstances. The Class D Preferred Stock carries an annual dividend rate equal to 9%, payable quarterly in arrears beginning February 15, 2009. The Class C Preferred Stock and the Class D Preferred Stock qualify as Tier 1 capital. Effective February 17, 2009, the Class C Preferred Stock and the Class D Preferred Stock may be redeemed at any time without penalty and without the need to raise new capital, subject to consultation with the Company’s primary regulatory agency. The Class D Preferred Stock may not be redeemed until all of the outstanding shares of the Class C Preferred Stock have been redeemed. In addition, prior to the U.S. Treasury's sale of the Class C Preferred Stock and Class D Preferred Stock (as further described below), the U.S. Treasury had certain supervisory and oversight duties and responsibilities under the CPP and, pursuant to the terms of the agreement governing the issuance of the Class C Preferred Stock and the Class D Preferred Stock to the U.S. Treasury (Purchase Agreement), the U.S. Treasury was empowered to unilaterally amend any provision of the Purchase Agreement with the Company to the extent required to comply with any changes in applicable federal statutes. As a result of the Company’s deferral of dividends to the U.S. Treasury for an aggregate of six quarters, the U.S. Treasury had the right to elect two directors to the Company’s Board. On July 13, 2011, the U.S. Treasury elected two members to the Company’s Board of Directors. In addition to the right to elect two directors to the Company’s Board of Directors, the holders of the Class C Preferred Stock and Class D Preferred Stock have limited voting rights, except as required by law or to the extent such rights are waived. For as long as shares of the Class C Preferred Stock or Class D Preferred Stock are outstanding, in addition to any other vote or consent of the shareholders required by law or the Company’s articles of incorporation, the vote or consent of holders of at least 66 2/3% of the shares of the Class C Preferred Stock or Class D Preferred Stock outstanding is required for any authorization or issuance of shares ranking senior to the Class C Preferred Stock or Class D Preferred Stock, respectively; any amendments to the rights of the Class C Preferred Stock or Class D Preferred Stock that adversely affect the rights, privileges or voting power of the Class C Preferred Stock or Class D Preferred Stock, respectively; or initiation and completion of any merger, share exchange or similar transaction unless the shares of Class C Preferred Stock or Class D Preferred Stock, respectively, remain outstanding, or, if the Company is not the surviving entity in such transaction, are converted into or exchanged for preferred securities of the surviving entity that have the same rights, preferences, privileges and voting power of the Class C Preferred Stock and Class D Preferred Stock.
The Company allocated the total proceeds received under the CPP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million was accreted to retained earnings on a level-yield basis over five years (through the fourth quarter of 2013). Accretion of the discount on the Class C Preferred Stock was $3.6 million, $3.6 million and $3.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
During the third quarter of 2013, the U.S. Treasury completed two auctions that resulted in the sale of the Company's Class C Preferred Stock and Class D Preferred Stock to unaffiliated third party investors. The Company did not receive any proceeds from

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the sale and the sale did not have any effect on the terms of the outstanding Class C Preferred Stock and Class D Preferred Stock, including the Company's obligation to satisfy accrued and unpaid dividends prior to the payment of any dividend or other distribution to holders of junior or parity stock (including the Company's common stock, Class A Preferred Stock and Class B Preferred Stock), and an increase in the dividend rate on the Class C Preferred Stock from 5% to 9%, commencing with the dividend payment date of February 15, 2014. Furthermore, the sale of the Class C Preferred Stock and Class D Preferred Stock did not have any effect on the Company's regulatory capital, financial condition or results of operations.
The redemption of any issue of preferred stock requires the prior approval of the Federal Reserve. The Purchase Agreement that the Company entered into with the U.S. Treasury contained limitations on certain actions of the Company, including, but not limited to, payment of dividends and redemptions and acquisitions of the Company’s equity securities. In addition, the Company, under its agreement with the FRB, has agreed, among other things, to provide certain information to the FRB including, but not limited to, notice of plans to materially change its fundamental business and notice to raise additional equity capital. Furthermore, the Company agreed not to pay any dividends on its common or preferred stock without the prior approval of the FRB, as further described in Note 14 to the consolidated financial statements.
The Company suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September 2009.
The Company has declared and accrued $68.4 million and $56.3 million of its regularly scheduled dividend payments on its Class C Preferred Stock and Class D Preferred Stock at December 31, 2013 and 2012, respectively, and has accrued an additional $9.4 million and $5.6 million of cumulative dividends on such deferred dividend payments at December 31, 2013 and 2012, respectively. As such, the aggregate amount of these deferred and accrued dividend payments was $77.8 million at December 31, 2013.
During the fourth quarter of 2013, the Company ceased declaring dividends on its Class C Preferred Stock and Class D Preferred Stock. Previously, the Company had declared and accrued dividends on its Class C Preferred Stock and Class D Preferred Stock quarterly throughout the deferral period. If the Company had declared and accrued dividends on its Class C Preferred Stock and Class D Preferred Stock during the fourth quarter of 2013, the Company would have accrued an additional $4.1 million of dividend payments and the Company's aggregate deferred and accrued dividend payments would have been $81.9 million at December 31, 2013. The Company will continue to evaluate whether declaring dividends on its Class C Preferred Stock and Class D Preferred Stock is appropriate in future periods. The Company's cessation of declaring and accruing dividends on its Class C Preferred Stock and Class D Preferred Stock did not have any effect on the terms of the outstanding Class C Preferred Stock and Class D Preferred Stock, including the Company's obligations thereunder, as previously described.
As further described in Note 3 to the consolidated financial statements, during the first quarter of 2013, the Company reclassified certain of its available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $242.5 million, in aggregate, during the first quarter of 2013. The gross unrealized gain on these available-for-sale investment securities at the time of transfer was $5.0 million. The unrealized gain included as a component of accumulated other comprehensive income was $2.8 million at the time of transfer, net of tax of $2.2 million. In addition, on June 30, 2012, the Company reclassified certain of its available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $729.1 million, in aggregate. The gross unrealized gain on these available-for-sale investment securities at the time of transfer was $11.7 million. The unrealized gain included as a component of accumulated other comprehensive income was $6.8 million at June 30, 2012, net of tax of $4.9 million. The fair value adjustments at the time of transfer were recorded as additional premium on the investment securities, and are being amortized as an adjustment to interest income on investment securities over the remaining lives of the respective securities. The amortization of the unrealized gain reported in stockholders’ equity is also being amortized as an adjustment to interest income on investment securities over the remaining lives of the respective securities. Consequently, the combined amortization of the additional premium and the unrealized gain have no net impact on interest income on investment securities.
Other comprehensive (loss) income of $(37.8) million, $29.2 million and $18.4 million, as presented in the consolidated statements of changes in stockholders’ equity, is reflected net of income tax (benefit) expense of $(6.5) million, $(6.4) million and $10.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Income (Loss). The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, by component, for the years ended December 31, 2013, 2012 and 2011:

	Investment Securities	Defined Benefit Pension Plan	Deferred Tax Asset Valuation Allowance	Total
		(dollars expressed in thousands)
Year Ended December 31, 2013:
Balance, beginning of period	$35,186	(3,544)	13,617	45,259
Other comprehensive income (loss) before reclassifications	(24,789)	895	(13,617)	(37,511)
Amounts reclassified from accumulated other comprehensive income (loss)	(246)	—	—	(246)
Net current period other comprehensive income (loss)	(25,035)	895	(13,617)	(37,757)
Balance, end of period	$10,151	(2,649)	—	7,502

Year Ended December 31, 2012:
Balance, beginning of period	$19,437	(2,633)	(738)	16,066
Other comprehensive income (loss) before reclassifications	16,507	(911)	14,355	29,951
Amounts reclassified from accumulated other comprehensive income (loss)	(758)	—	—	(758)
Net current period other comprehensive income (loss)	15,749	(911)	14,355	29,193
Balance, end of period	$35,186	(3,544)	13,617	45,259

Year Ended December 31, 2011:
Balance, beginning of period	$222	(2,220)	(320)	(2,318)
Other comprehensive income (loss) before reclassifications	22,676	(413)	(418)	21,845
Amounts reclassified from accumulated other comprehensive income (loss)	(3,461)	—	—	(3,461)
Net current period other comprehensive income (loss)	19,215	(413)	(418)	18,384
Balance, end of period	$19,437	(2,633)	(738)	16,066
NOTE 14 – REGULATORY CAPITAL AND OTHER REGULATORY MATTERS
Regulatory Capital. The Company and First Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the operations and financial condition of the Company and First Bank. Under these capital requirements, the Company and First Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets.
The Company must maintain minimum total regulatory, Tier 1 regulatory and Tier 1 leverage ratios as set forth in the table below in order to meet the minimum capital adequacy standards. The Company was categorized as adequately capitalized under minimum regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2013. The Company did not meet the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2012.
First Bank was categorized as well capitalized at December 31, 2013 and 2012 under the prompt corrective action provisions of the regulatory capital standards. First Bank must maintain minimum total regulatory, Tier 1 regulatory and Tier 1 leverage ratios as set forth in the table below in order to be categorized as well capitalized.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2013 and 2012, the Company's and First Bank's required and actual capital ratios were as follows:

	Actual				For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions
	2013		2012
	Amount	Ratio	Amount	Ratio
	(dollars expressed in thousands)
Total capital (to risk-weighted assets):
First Banks, Inc.	$405,856	11.13%	$93,542	2.57%	8.0%	N/A
First Bank	734,535	20.12	626,177	17.18	8.0	10.0%
Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	239,868	6.58	46,771	1.28	4.0	N/A
First Bank	688,427	18.86	580,026	15.92	4.0	6.0
Tier 1 capital (to average assets):
First Banks, Inc.	239,868	4.12	46,771	0.73	4.0	N/A
First Bank	688,427	11.77	580,026	9.13	4.0	5.0
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
The Agreement requires, among other things, that the Company and First Bank obtain prior approval from the FRB in order to pay dividends. In addition, the Company must obtain prior approval from the FRB to: (i) take any other form of payment from First Bank representing a reduction in capital of First Bank; (ii) make any distributions of interest, principal or other sums on junior subordinated debentures or trust preferred securities; (iii) incur, increase or guarantee any debt; or (iv) purchase or redeem any shares of the Company’s stock. The FRB has complete discretion to grant any such approval and therefore, it is not known whether the FRB will approve any request. On January 31, 2014, the Company received regulatory approval from the FRB, granting First Bank the authority to pay a dividend to the Company, and authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities. In February 2014, First Bank paid a dividend of $70.0 million to the Company and the Company notified the trustees of the trust preferred securities of its intention to pay all cumulative interest that had been deferred on the junior subordinated debentures relating to its trust preferred securities, on the regularly scheduled quarterly payment dates in March and April, 2014.
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Basel III Regulatory Capital Reforms. In July, 2013, the Federal Reserve approved revisions to the capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The final rule, Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Capital Adequacy, Transition Provisions, Prompt Corrective Action, Standardized Approach for Risk-weighted Assets, Market Discipline and Disclosure Requirements, Advanced Approaches Risk-Based Capital Rule, and Market Risk Capital Rule, incorporates certain revisions to the Basel capital framework, including Basel III and other elements. The final rule increases risk-based capital requirements and makes selected changes to the calculation of risk-weighted assets. The final rule:

•	Includes a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets and raises the minimum Tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets;

•
Requires institutions to maintain a capital conservation buffer composed of common equity Tier 1 capital of 2.5% above the minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments, payments on our trust preferred securities and certain discretionary bonus payments to executive officers. The capital conservation buffer is measured relative to risk-weighted assets and will be phased in over a four-year period beginning on January 1, 2016 with an initial requirement of 0.625%, that subsequently increases to 1.25%, 1.875% and 2.5% on January 1, 2017, 2018 and 2019, respectively;

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

The Company's common equity calculated under GAAP is likely to diverge from the Company's Common Equity Tier 1 Capital as calculated for regulatory purposes. The calculation of Common Equity Tier 1 Capital is different from the calculation of common equity under GAAP. Most significantly for the Company, the Company's deferred tax assets, which are included in the calculation of common equity under GAAP, will be substantially phased out over time from the required calculation of Common Equity Tier 1 Capital for regulatory purposes. The deferred tax assets are scheduled to be substantially phased out from inclusion in the calculation of Common Equity Tier 1 Capital in 2018. Absent a substantial increase in qualifying common equity, the Company is not likely to meet the common equity Tier 1 requirement as it will be calculated in 2015, or to meet the common equity Tier 1 level as it will be calculated in 2016 when the capital conservation buffer goes into effect. The inability to remain adequately capitalized under the new Basel III capital requirements could materially adversely impact the Company's financial condition, results of operations, ability to grow, and ability to make dividend payments and interest payments on capital stock and trust preferred securities. The Company is in the process of more fully evaluating the impact the final Basel III capital rules may have on its regulatory capital levels and capital planning strategies.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Items Measured on a Recurring Basis. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
December 31, 2013:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	275,899	—	275,899
Residential mortgage-backed	—	1,105,787	—	1,105,787
Commercial mortgage-backed	—	856	—	856
State and political subdivisions	—	31,557	—	31,557
Corporate notes	—	196,203	—	196,203
Equity investments	1,443	—	—	1,443
Mortgage loans held for sale	—	25,548	—	25,548
Derivative instruments:
Interest rate lock commitments	—	217	—	217
Forward commitments to sell mortgage-backed securities	—	296	—	296
Servicing rights	—	—	18,854	18,854
Total	$1,443	1,636,363	18,854	1,656,660
Liabilities:
Nonqualified deferred compensation plan	$6,641	—	—	6,641
Total	$6,641	—	—	6,641
December 31, 2012:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	310,429	—	310,429
Residential mortgage-backed	—	1,534,067	—	1,534,067
Commercial mortgage-backed	—	915	—	915
State and political subdivisions	—	4,929	—	4,929
Corporate notes	—	192,365	—	192,365
Equity investments	1,022	—	—	1,022
Mortgage loans held for sale	—	66,133	—	66,133
Derivative instruments:
Customer interest rate swap agreements	—	87	—	87
Interest rate lock commitments	—	1,837	—	1,837
Forward commitments to sell mortgage-backed securities	—	(305)	—	(305)
Servicing rights	—	—	14,792	14,792
Total	$1,022	2,110,457	14,792	2,126,271
Liabilities:
Derivative instruments:
Customer interest rate swap agreements	$—	87	—	87
Nonqualified deferred compensation plan	6,443	—	—	6,443
Total	$6,443	87	—	6,530
There were no transfers between Levels 1 and 2 of the fair value hierarchy for the years ended December 31, 2013 and 2012.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the changes in Level 3 assets measured on a recurring basis for the years ended December 31, 2013 and 2012:

	Servicing Rights
	2013	2012
	(dollars expressed in thousands)
Balance, beginning of year	$14,792	15,380
Total gains or losses (realized/unrealized):
Included in earnings (1)	439	(5,475)
Included in other comprehensive income (loss)	—	—
Issuances	3,623	4,887
Transfers in and/or out of level 3	—	—
Balance, end of year	$18,854	14,792

(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of operations.
Items Measured on a Nonrecurring Basis. From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
December 31, 2013:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	10,026	10,026
Real estate construction and development	—	—	4,620	4,620
Real estate mortgage:
Bank portfolio	—	—	5,532	5,532
Mortgage Division portfolio	—	—	82,944	82,944
Home equity portfolio	—	—	5,889	5,889
Multi-family residential	—	—	27,310	27,310
Commercial real estate	—	—	11,812	11,812
Consumer and installment	—	—	19	19
Other real estate and repossessed assets	—	—	66,702	66,702
Total	$—	—	214,854	214,854
December 31, 2012:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	18,374	18,374
Real estate construction and development	—	—	40,731	40,731
Real estate mortgage:
Bank portfolio	—	—	8,237	8,237
Mortgage Division portfolio	—	—	86,500	86,500
Home equity portfolio	—	—	6,887	6,887
Multi-family residential	—	—	33,863	33,863
Commercial real estate	—	—	26,218	26,218
Consumer and installment	—	—	27	27
Other real estate and repossessed assets	—	—	91,995	91,995
Total	$—	—	312,832	312,832
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
Other real estate and repossessed assets measured at fair value upon initial recognition totaled $9.5 million, $24.2 million and $69.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition to other real estate and repossessed assets measured at fair value upon initial recognition, the Company recorded write-downs to the balance of other real estate and repossessed assets of $2.4 million, $14.5 million and $16.9 million to noninterest expense for the years ended December 31, 2013,

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2012 and 2011, respectively. Other real estate and repossessed assets were $66.7 million at December 31, 2013 compared to $92.0 million at December 31, 2012.
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The estimated fair value of the Company’s financial instruments at December 31, 2013 and 2012 were as follows:

	December 31, 2013
	Carrying Value	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$190,435	190,435	—	—	190,435
Investment securities:
Available for sale	1,611,745	1,443	1,610,302	—	1,611,745
Held to maturity	740,186	—	719,183	—	719,183
Loans held for portfolio	2,750,514	—	—	2,562,160	2,562,160
Loans held for sale	25,548	—	25,548	—	25,548
FRB and FHLB stock	27,357	27,357	—	—	27,357
Derivative instruments	513	—	513	—	513
Accrued interest receivable	17,798	17,798	—	—	17,798

Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,243,545	1,243,545	—	—	1,243,545
Interest-bearing demand	679,527	679,527	—	—	679,527
Savings and money market	1,844,710	1,844,710	—	—	1,844,710
Time deposits	1,046,113	—	—	1,046,485	1,046,485
Other borrowings	43,143	43,143	—	—	43,143
Accrued interest payable	63,341	63,341	—	—	63,341
Subordinated debentures	354,210	—	—	242,678	242,678

Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(2,715)	—	—	(2,715)	(2,715)

	December 31, 2012
	Carrying Value	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$518,846	518,846	—	—	518,846
Investment securities:
Available for sale	2,043,727	1,022	2,042,705	—	2,043,727
Held to maturity	631,553	—	637,024	—	637,024
Loans held for portfolio	2,773,012	—	—	2,572,256	2,572,256
Loans held for sale	66,133	—	66,133	—	66,133
FRB and FHLB stock	27,329	27,329	—	—	27,329
Derivative instruments	1,619	—	1,619	—	1,619
Accrued interest receivable	18,284	18,284	—	—	18,284
Assets of discontinued operations	6,706	—	6,706	—	6,706

Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,327,183	1,327,183	—	—	1,327,183
Interest-bearing demand	1,000,666	1,000,666	—	—	1,000,666
Savings and money market	1,880,271	1,880,271	—	—	1,880,271
Time deposits	1,284,727	—	—	1,286,730	1,286,730
Other borrowings	26,025	26,025	—	—	26,025
Derivative instruments	87	—	87	—	87
Accrued interest payable	48,541	48,541	—	—	48,541
Subordinated debentures	354,133	—	—	254,984	254,984
Liabilities of discontinued operations	155,711	—	155,711	—	155,711

Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(2,779)	—	—	(2,779)	(2,779)

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Commitments to extend fixed and variable rate credit, and commercial and standby letters of credit, at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
	(dollars expressed in thousands)
Commitments to extend credit	$766,442	667,215
Commercial and standby letters of credit	46,680	59,075
Total	$813,122	726,290
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
Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Upon issuance of the commitments, the Company typically holds marketable securities, certificates of deposit, inventory, real property or other assets as collateral supporting those commitments for which collateral is deemed necessary. The standby letters of credit at December 31, 2013 expire, at various dates, within five years.
Standby letters of credit issued by the FHLB on First Bank’s behalf were $25.9 million and $25.0 million at December 31, 2013 and 2012, respectively.
The reserve for letters of credit and unfunded loan commitments was $2.7 million and $2.8 million at December 31, 2013 and 2012.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17 – INCOME TAXES
The (benefit) provision for income taxes from continuing operations for the years ended December 31, 2013, 2012 and 2011 consists of the following:

	2013	2012	2011
	(dollars expressed in thousands)
Current (benefit) provision for income taxes:
Federal	$3	—	902
State	(244)	(32)	(721)
	(241)	(32)	181
Deferred benefit for income taxes:
Federal	44,068	6,766	(15,104)
State	(1,275)	1,253	(7,187)
	42,793	8,019	(22,291)
(Decrease) increase in deferred tax asset valuation allowance	(331,053)	(8,126)	11,456
Total	$(288,501)	(139)	(10,654)
The effective rates of federal income taxes for the years ended December 31, 2013, 2012 and 2011 differ from the federal statutory rates of taxation as follows:

	Years Ended December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars expressed in thousands)
Income (loss) from continuing operations before benefit for income taxes and net income (loss) attributable to noncontrolling interest in subsidiary	$(67,801)		$34,663		$(45,360)
Provision (benefit) for income taxes calculated at federal statutory income tax rates	$(23,730)	35.0%	$12,132	35.0%	$(15,876)	35.0%
Effects of differences in tax reporting:
Tax-exempt interest income, net of tax preference adjustment	(117)	0.2	(135)	(0.4)	(203)	0.4
State income taxes	(1,098)	1.6	795	2.3	(4,667)	10.3
Bank owned life insurance, net of premium	516	(0.8)	11	—	10	—
Noncontrolling investment in flow-through entity	(63)	0.1	104	0.3	1,033	(2.3)
Goodwill impairment and amortization of intangibles	37,544	(55.4)	—	—	175	(0.3)
(Decrease) increase in deferred tax asset valuation allowance, net of federal benefit	(311,537)	459.5	(13,112)	(37.9)	19,456	(42.9)
Reclassification of deferred tax asset valuation allowance from accumulated other comprehensive income to provision for income taxes	10,547	(15.6)	—	—	(10,466)	23.1
Expiration of net operating loss carryforwards	3	—	643	1.9	34	—
Other, net	(566)	0.9	(577)	(1.6)	(150)	0.2
Benefit for income taxes	$(288,501)	425.5%	$(139)	(0.4)%	$(10,654)	23.5%

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
	(dollars expressed in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$200,139	209,190
State net operating loss carryforwards	66,578	65,882
Allowance for loan losses	35,354	37,825
Loans held for sale	2,341	2,032
Alternative minimum and general business tax credits	20,830	19,146
Interest on nonaccrual loans	9,078	12,551
Deferred compensation	4,070	3,573
Core deposit intangibles	2,493	2,706
Partnership and corporate investments	5,945	7,908
Deferred loan charge-offs and other fraud losses	1,426	4,341
Other real estate and repossessed assets	15,893	22,666
Accrued contingent liabilities	1,908	2,870
Depreciation on bank premises and equipment	—	1,202
State taxes	(19,325)	682
Other	12,531	12,692
Gross deferred tax assets	359,261	405,266
Valuation allowance	(43,380)	(376,224)
Deferred tax assets, net of valuation allowance	315,881	29,042
Deferred tax liabilities:
Servicing rights	4,655	2,632
Net fair value adjustment for available-for-sale investment securities	1,055	21,214
Deferred gain on reclassification of investment securities from available for sale to held to maturity	4,988	4,265
Equity investments	5,683	5,364
Thrift base year tax bad debt reserve	10,605	—
Net deferred loan fees	1,870	1,903
Depreciation on bank premises and equipment	(1,561)	—
Other	1,102	804
Deferred tax liabilities	28,397	36,182
Net deferred tax assets (liabilities)	$287,484	(7,140)
The realization of the Company’s net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies. The Company had a full valuation allowance against its net deferred tax assets at December 31, 2012. The deferred tax asset valuation allowance was recorded in accordance with ASC Topic 740, “Income Taxes.” Under ASC Topic 740, the Company is required to assess whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. Pursuant to ASC Topic 740, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years.
In evaluating the ability to recover deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporates assumptions including the amount of future state and federal pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts and future taxable income and are consistent with the plans and estimates management uses to manage the underlying business.
After analysis of all available positive and negative evidence, the Company reversed substantially all of its valuation allowance against its net deferred tax assets, which was reflected as a benefit for income taxes in the consolidated statements of operations and as an adjustment to accumulated other comprehensive income of $319.1 million and $6.1 million, respectively, for the year ended December 31, 2013. The Company concluded that, as of December 31, 2013, it was more likely than not that substantially all of its net deferred tax assets would be realized in future years. This conclusion was primarily based on projected future taxable income, in addition to cumulative earnings resulting from eight consecutive quarters of profitability (excluding the goodwill impairment charge recognized during the fourth quarter of 2013), significant improvement in asset quality metrics and certain

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

other relevant factors. If the Company’s estimate of realizability of its net deferred tax assets changes in the future, an adjustment to the valuation allowance would be recorded, which would either increase or decrease income tax expense in such period.
The valuation allowance reserves for certain state net operating loss carryovers, federal and state tax credits and capital loss carryovers which are projected to expire prior to their utilization, based upon projected taxable income at December 31, 2013. The Company has reserved for this benefit in its valuation allowance but will continue to evaluate the potential future utilization of these items and will record an adjustment to the valuation allowance in the period a change is warranted.
Changes in the deferred tax asset valuation allowance for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(dollars expressed in thousands)
Balance, beginning of year	$376,224	391,629	370,125
Reversal of deferred tax asset valuation allowance to provision for income taxes	(319,142)	(643)	(115)
(Decrease) increase in deferred tax asset valuation allowance to provision for income taxes	(27,319)	(468)	31,621
Increase (decrease) in deferred tax asset valuation allowance to accumulated other comprehensive income	13,617	(14,294)	(10,002)
Balance, end of year	$43,380	376,224	391,629
At December 31, 2013 and 2012, the Company’s unrecognized tax benefits for uncertain tax positions, excluding interest and penalties, were $881,000 and $1.1 million, respectively. A reconciliation of the beginning and ending balance of these unrecognized tax benefits for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
	(dollars expressed in thousands)
Balance, beginning of year	$1,126	1,194
Additions:
Tax positions taken during the current year	90	217
Tax positions taken during the prior year	—	—
Reductions:
Tax positions taken during the prior year	(335)	(14)
Lapse of statute of limitations	—	(271)
Balance, end of year	$881	1,126
At December 31, 2013 and 2012, the total amount of unrecognized tax benefits that would affect the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, was $580,000 and $740,000, respectively. It is the Company’s policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At December 31, 2013 and 2012, interest accrued for uncertain tax positions was $144,000 and $116,000, respectively. The Company recorded interest expense of $28,000 for the year ended December 31, 2013, compared to a reduction to interest expense of $20,000 and $44,000 related to unrecognized tax benefits for the years ended December 31, 2012 and 2011, respectively. There were no penalties for uncertain tax positions accrued at December 31, 2013 and 2012, nor did the Company recognize any expense for such penalties in 2013, 2012 and 2011.
The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits as of December 31, 2013 could decrease by approximately $376,000 by December 31, 2014 as a result of the lapse of statutes of limitations or potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, is estimated to be approximately $252,000.
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
The Company is no longer subject to U.S. federal and Illinois income tax examination for the years prior to 2009 and is no longer subject to California, Florida, Missouri and various other state income tax examination by the tax authorities for the years prior to 2008. The Company had a federal tax examination for tax years through 2008, which was closed during 2010, and a California

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

tax examination for the 2004 and 2005 tax years, which was closed during 2008. An Illinois tax examination of the 2007 and 2008 tax years was completed during 2011 with no changes to the returns as originally filed. A California tax examination for the 2005 and 2006 tax years was completed during 2012 with no changes to the amended returns as filed. A Texas tax examination for the 2007 and 2008 tax years was completed during 2013, which resulted in minor changes to the returns as originally filed. While the statute of limitations for the 2008 and 2009 tax years has expired for the majority of the states in which the Company is subject to income tax, the Company generated net operating loss carryforwards in 2008 and 2009 which, if realized, are subject to examination in order to validate the net operating loss carryforward. Thus, while closed, the 2008 and 2009 tax years for these states are still subject to examination. The statute of limitations will expire for 2008 and 2009 when the statute of limitations expires for the year the net operating loss carryforward is realized.
The Company recorded a benefit for income taxes of $10.5 million during the year ended December 31, 2011 related to an intraperiod tax allocation between other comprehensive income and loss from continuing operations, primarily driven by market appreciation in the Company’s investment securities portfolio.
At December 31, 2013 and 2012, the accumulation of prior years’ earnings representing tax bad debt deductions was $29.8 million. If these tax bad debt reserves were charged for losses other than bad debt losses, the Company would be required to recognize taxable income in the amount of the charge. Effective December 31, 2013, the Company recorded a deferred tax liability in the amount of $10.6 million as it is projected that First Bank will make a nondividend distribution to the Company in the near future. Nondividend distributions include distributions in excess of First Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. The non-dividend distribution will be considered to have been made from First Bank’s unrecaptured tax bad debt reserve. To the extent the distribution is made from these reserves, the nondividend distribution will be included in First Bank’s taxable income in the year of the distribution.
At December 31, 2013 and 2012, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $571.8 million and $597.7 million, respectively. At December 31, 2013, the Company’s federal net operating loss carryforwards expire as follows:

(dollars expressed in thousands)
Year ending December 31:
2021	$2,919
2022	2,386
2023 – 2026	17,814
2027 – 2032	548,707
Total	$571,826
At December 31, 2013 and 2012, for state income tax purposes, the Company had net operating loss carryforwards of approximately $785.4 million and $786.4 million, respectively, and a related deferred tax asset of $66.6 million and $65.9 million, respectively. The state net operating loss carryforwards are primarily from the states of California, Florida, Illinois and Missouri ("Footprint States"). At December 31, 2013, the Company’s state net operating loss carryforwards expire as follows:

	State Net Operating Losses (Footprint States)	State Net Operating Losses (Other States)	State Net Operating Losses
	(dollars expressed in thousands)
Year ending December 31:
2014	$—	154	154
2015	16,822	291	17,113
2016	13,028	252	13,280
2017	1,372	272	1,644
2018	549	261	810
2019 – 2026	175,144	3,320	178,464
2027 – 2032	570,594	3,301	573,895
Total	$777,509	7,851	785,360

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18 – EARNINGS (LOSS) PER COMMON SHARE
The following is a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands, except share and per share data)
Basic:
Net income (loss) from continuing operations attributable to First Banks, Inc.	$220,521	35,099	(31,756)
Preferred stock dividends declared	(15,869)	(18,886)	(17,908)
Accretion of discount on preferred stock	(3,643)	(3,554)	(3,466)
Net income (loss) from continuing operations attributable to common stockholders	201,009	12,659	(53,130)
Net income (loss) from discontinued operations attributable to common stockholders	21,223	(8,821)	(9,394)
Net income (loss) available to First Banks, Inc. common stockholders	$222,232	3,838	(62,524)

Weighted average shares of common stock outstanding	23,661	23,661	23,661

Basic earnings (loss) per common share – continuing operations	$8,495.35	535.03	(2,245.44)
Basic earnings (loss) per common share – discontinued operations	$896.96	(372.81)	(397.02)
Basic earnings (loss) per common share	$9,392.31	162.22	(2,642.46)

Diluted:
Net income (loss) from continuing operations attributable to common stockholders	$201,009	12,659	(53,130)
Net income (loss) from discontinued operations attributable to common stockholders	21,223	(8,821)	(9,394)
Net income (loss) available to First Banks, Inc. common stockholders	222,232	3,838	(62,524)
Effect of dilutive securities – Class A convertible preferred stock	—	—	—
Diluted income (loss) available to First Banks, Inc. common stockholders	$222,232	3,838	(62,524)

Weighted average shares of common stock outstanding	23,661	23,661	23,661
Effect of dilutive securities – Class A convertible preferred stock	—	—	—
Weighted average diluted shares of common stock outstanding	23,661	23,661	23,661

Diluted earnings (loss) per common share – continuing operations	$8,495.35	535.03	(2,245.44)
Diluted earnings (loss) per common share – discontinued operations	$896.96	(372.81)	(397.02)
Diluted earnings (loss) per common share	$9,392.31	162.22	(2,642.46)
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The business segment results are consistent with the Company’s internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. Such principles and practices are summarized in Note 1 to the consolidated financial statements. The business segment results are summarized as follows:

	First Bank			Corporate, Other and Intercompany Reclassifications			Consolidated Totals
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(dollars expressed in thousands)
Balance sheet information:
Investment securities	$2,351,931	2,675,280	2,470,704	—	—	—	2,351,931	2,675,280	2,470,704
Total loans	2,857,095	2,930,747	3,284,279	—	—	—	2,857,095	2,930,747	3,284,279
FRB and FHLB stock	27,357	27,329	27,078	—	—	—	27,357	27,329	27,078
Goodwill	—	125,267	125,267	—	—	—	—	125,267	125,267
Assets of discontinued operations	—	6,706	6,913	—	—	—	—	6,706	6,913
Total assets	5,865,160	6,495,226	6,593,515	53,823	13,900	15,398	5,918,983	6,509,126	6,608,913
Deposits	4,815,792	5,495,624	5,625,889	(1,897)	(2,777)	(2,834)	4,813,895	5,492,847	5,623,055
Other borrowings	43,143	26,025	51,170	—	—	—	43,143	26,025	51,170
Subordinated debentures	—	—	—	354,210	354,133	354,057	354,210	354,133	354,057
Liabilities of discontinued operations	—	155,711	174,737	—	—	—	—	155,711	174,737
Stockholders’ equity	931,561	751,252	680,625	(443,305)	(451,293)	(416,954)	488,256	299,959	263,671

	First Bank			Corporate, Other and Intercompany Reclassifications			Consolidated Totals
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(dollars expressed in thousands)
Income statement information:
Interest income	$172,810	200,682	230,974	—	121	85	172,810	200,803	231,059
Interest expense	9,054	14,773	30,026	15,050	14,838	13,612	24,104	29,611	43,638
Net interest income (loss)	163,756	185,909	200,948	(15,050)	(14,717)	(13,527)	148,706	171,192	187,421
Provision (benefit) for loan losses	(5,000)	2,000	69,000	—	—	—	(5,000)	2,000	69,000
Net interest income (loss) after provision (benefit) for loan losses	168,756	183,909	131,948	(15,050)	(14,717)	(13,527)	153,706	169,192	118,421
Noninterest income	64,666	65,573	61,705	454	405	219	65,120	65,978	61,924
Goodwill impairment	107,267	—	—	—	—	—	107,267	—	—
Amortization of intangible assets	—	—	3,024	—	—	—	—	—	3,024
Other noninterest expense	178,450	198,997	223,059	910	1,510	(378)	179,360	200,507	222,681
(Loss) income from continuing operations before (benefit) provision for income taxes	(52,295)	50,485	(32,430)	(15,506)	(15,822)	(12,930)	(67,801)	34,663	(45,360)
(Benefit) provision for income taxes	(249,137)	230	(10,608)	(39,364)	(369)	(46)	(288,501)	(139)	(10,654)
Net income (loss) from continuing operations, net of tax	196,842	50,255	(21,822)	23,858	(15,453)	(12,884)	220,700	34,802	(34,706)
Income (loss) from discontinued operations, net of tax	21,223	(8,821)	(9,394)	—	—	—	21,223	(8,821)	(9,394)
Net income (loss)	218,065	41,434	(31,216)	23,858	(15,453)	(12,884)	241,923	25,981	(44,100)
Net income (loss) attributable to noncontrolling interest in subsidiary	179	(297)	(2,950)	—	—	—	179	(297)	(2,950)
Net income (loss) attributable to First Banks, Inc.	$217,886	41,731	(28,266)	23,858	(15,453)	(12,884)	241,744	26,278	(41,150)

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
First Services, L.P. First Services, L.P. (First Services), a limited partnership indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, provides information technology, item processing and various related services to the Company and First Bank. Fees paid under agreements with First Services were $20.1 million, $21.1 million and $24.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of such equipment of $1.1 million, $1.3 million and $1.9 million during the years ended December 31, 2013, 2012 and 2011, respectively. In addition, First Services paid $1.7 million, $1.8 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.
First Services has an Affiliate Services Agreement with the Company and First Bank that relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, accounting services, insurance services, vendor payment processing services and advisory services. Fees accrued under the Affiliate Services Agreement by First Services were $284,000, $183,000 and $177,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
First Brokerage America, L.L.C. First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, received approximately $4.5 million, $4.3 million and $5.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, in gross commissions paid by unaffiliated third-party companies. The commissions received primarily resulted from sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid approximately $438,000, $401,000 and $491,000 for the years ended December 31, 2013, 2012 and 2011, respectively, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.
Dierberg Vineyards / Wineries. The Company periodically purchases various products from Hermannhof, Inc. and Dierberg Star Lane Vineyards, entities that are owned and operated by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company. The Company utilizes these products primarily for customer and employee events and promotions, and business development functions. During the year ended December 31, 2013, the Company purchased products aggregating approximately $129,000 from these entities.
Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of the Company’s Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $491,000, $498,000 and $474,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
First Capital America, Inc. / FB Holdings, LLC. The Company formed FB Holdings, a limited liability company organized in the state of Missouri, in May 2008. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets to allow the liquidation of such assets at a time that is more economically advantageous to First Bank and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $133.3 million and FCA, a corporation owned by the Company’s Chairman and members of his immediate family, contributed cash of $125.0 million to FB Holdings during 2008. As a result, First Bank owned 53.23% and FCA owned the remaining 46.77% of FB Holdings as of December 31, 2013. The contribution of cash by FCA is reflected as a component of stockholders’ equity in the consolidated balance sheets and, consequently, increased the Company’s and First Bank’s regulatory capital ratios under then-existing regulatory guidelines, subject to certain limitations.
FB Holdings receives various services provided by First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the agreement by FB Holdings to First Bank were $22,000, $124,000 and $194,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
Investors of America Limited Partnership. On March 20, 2013, the Company entered into a $5.0 million Credit Agreement with Investors of America, LP, as further described in Note 11 to the consolidated financial statements. Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of the Company’s Chairman and members of his immediate

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

family, including Mr. Michael Dierberg, Vice Chairman of the Company. The borrowing arrangement has a maturity date of March 31, 2014. There have been no balances outstanding under the Credit Agreement since its inception.
Loans to Directors and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of the Company were $12.0 million and $9.1 million at December 31, 2013 and 2012, respectively. First Bank does not extend credit to its officers or to officers of the Company, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.
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
NOTE 21 – EMPLOYEE BENEFITS
401(k) Plan. The Company’s 401(k) plan is a self-administered savings and incentive plan covering substantially all employees. Employer match contributions are determined annually under the plan by the Company’s Board of Directors. Employee contributions were limited to $17,500 of gross compensation for 2013. Employer contributions under the plan were $2.3 million for the years ended December 31, 2013, 2012 and 2011. The plan assets are held and managed under a trust agreement with First Bank’s trust department.
Nonqualified Deferred Compensation Plan. The Company’s nonqualified deferred compensation plan (the NQDC Plan), which covers a select group of employees, is administered by an independent third party. The NQDC Plan is exempt from the participation, vesting, funding and fiduciary requirements of the Employee Retirement Income Security Act of 1974. Although the NQDC Plan allows the Company to credit the accounts of any participant with discretionary contributions, no such discretionary contributions have been made since the NQDC Plan’s inception. Participants may contribute from 1% to 25% of their salary and up to 100% of their bonuses on a pre-tax basis. The Company elected to suspend the availability of deferrals under the NQDC Plan for the year ended December 31, 2011 but reinstated the availability of such deferrals beginning in January, 2012.
Balances outstanding under the NQDC Plan, which are reflected in accrued and other liabilities in the consolidated balance sheets, were $6.6 million and $6.4 million at December 31, 2013 and 2012, respectively. The Company recognized salaries and employee benefits expense related to the NQDC Plan of $962,000 and $614,000 for the years ended December 31, 2013 and 2012, respectively, resulting from net earnings incurred by participants on the underlying investments in the plan. The Company recognized a decrease in salaries and employee benefits expense related to the NQDC Plan of $64,000 for the year ended December 31, 2011 resulting from net losses incurred by participants on the underlying investments in the plan.
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the Plan’s change in the projected benefit obligation and change in the fair value of Plan assets for the years ended December 31, 2013 and 2012 and amounts recognized in the Company’s consolidated balance sheets as of December 31, 2013 and 2012 is as follows:

	2013	2012
	(dollars expressed in thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$13,987	12,467
Interest cost	449	516
Actuarial loss	(1,100)	1,765
Benefit payments	(843)	(761)
Projected benefit obligation at end of year	$12,493	13,987
Change in Fair Value of Plan Assets:
Fair value at beginning of year	$9,419	8,848
Actual return on plan assets	1,014	666
Employer contributions	256	666
Benefit payments	(843)	(761)
Fair value at end of year	$9,846	9,419
Amount Recognized in Consolidated Balance Sheets:
Accrued pension liability	$2,647	4,568
Amounts Recognized in Accumulated Other Comprehensive Income:
Loss	$(4,162)	(5,940)
Deferred tax liability	1,513	2,396
Loss, net of tax	$(2,649)	(3,544)
The Company’s accrued pension liability of $2.6 million and $4.6 million at December 31, 2013 and 2012, respectively, represents the difference between the fair value of the Plan assets and the projected benefit obligation of the Plan, and is reflected in accrued expenses and other liabilities in the consolidated balance sheets.
The following table reflects the weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2013 and 2012:

	2013	2012
Discount rate	3.31%	4.28%
Expected long-term rate of return on Plan assets	6.00	7.00
The discount rate used to determine benefit obligations was 4.24% and 3.31% for the years ended December 31, 2013 and 2012, respectively.
A summary of the components of net periodic benefit cost for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
	(dollars expressed in thousands)
Interest cost	$449	516
Expected return on Plan assets	(551)	(617)
Amortization of net actuarial loss	216	145
Net periodic benefit cost	$114	44
Amounts recognized in accumulated other comprehensive income consist of:

	2013	2012
	(dollars expressed in thousands)
Net (gain) loss	$(1,562)	1,715
Amortization of net actuarial loss	(216)	(145)
Total recognized in accumulated other comprehensive income	$(1,778)	1,570
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of Plan assets at December 31, 2013 and 2012 was comprised of the following:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
Plan Assets - December 31, 2013:
Cash and cash equivalents	$240	—	—	240
Equity securities	—	4,451	—	4,451
Debt securities	—	4,688	—	4,688
Other	—	467	—	467
Total	$240	9,606	—	9,846
Plan Assets - December 31, 2012:
Cash and cash equivalents	$361	—	—	361
Equity securities	—	3,959	—	3,959
Debt securities	—	4,603	—	4,603
Other	—	496	—	496
Total	$361	9,058	—	9,419
Equity and debt securities included in Level 1 are valued using quoted market prices. Where quoted market prices are unavailable, the fair value of equity and debt securities included in Level 2 is based on quoted market prices of comparable instruments obtained from independent pricing vendors based on recent trading activity and other relevant information.
The Company expects to contribute $600,000 to the Plan in 2014. Pension benefit payments are expected to be paid to Plan participants by the Plan as follows:

(dollars expressed in thousands)
Year ending December 31:
2014	$843
2015	859
2016	860
2017	856
2018	865
2019 – 2023	4,335

NOTE 22 – DISTRIBUTION OF EARNINGS OF FIRST BANK
First Bank is restricted by various state and federal regulations as to the amount of dividends that are available for payment to the Company. Under the most restrictive of these requirements, the payment of dividends is limited in any calendar year to the net profit of the current year combined with the retained net profits of the preceding two years. Permission must be obtained for dividends exceeding these amounts. Under its agreement with the FRB, First Bank has agreed, among other things, not to declare or pay any dividends or make certain other payments without the prior consent of the FRB, as further described in Note 14 to the consolidated financial statements.
On January 31, 2014, the Company received regulatory approval from the FRB, which granted First Bank the authority to pay a dividend to the Company and authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities. In February 2014, First Bank paid a dividend of $70.0 million to the Company, as further described in Note 25 to the consolidated financial statements.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23 – PARENT COMPANY ONLY FINANCIAL INFORMATION
Condensed balance sheets of First Banks, Inc. as of December 31, 2013 and 2012 and condensed statements of operations and cash flows for the years ended December 31, 2013, 2012 and 2011 are shown below:
CONDENSED BALANCE SHEETS

	December 31,
	2013	2012
	(dollars expressed in thousands)
Assets
Cash deposited in First Bank (unrestricted cash)	$1,864	2,744
Investment in common securities - TRuPS	10,678	10,678
Investment in subsidiaries	838,489	657,838
Other assets	42,982	3,583
Total assets	$894,013	674,843

Liabilities and Stockholders’ Equity
Subordinated debentures	$354,210	354,133
Accrued interest payable - TRuPS	62,855	47,878
Dividends payable	77,800	61,931
Accrued expenses and other liabilities	4,726	4,597
Total liabilities	499,591	468,539
First Banks, Inc. stockholders’ equity	394,422	206,304
Total liabilities and stockholders’ equity	$894,013	674,843

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
	(dollars expressed in thousands)
Income:
Management fees from subsidiaries	$23	3	28
Net loss on derivative instruments	—	(43)	(194)
Other	458	578	509
Total income	481	538	343
Expense:
Interest	15,054	14,847	13,623
Other	933	1,506	(374)
Total expense	15,987	16,353	13,249
Loss before benefit for income taxes and equity in undistributed earnings (losses) of subsidiaries	(15,506)	(15,815)	(12,906)
Benefit for income taxes	(38,841)	(348)	(46)
Income (loss) before equity in undistributed earnings (losses) of subsidiaries	23,335	(15,467)	(12,860)
Equity in undistributed earnings (losses) of subsidiaries	218,409	41,745	(28,290)
Net income (loss) attributable to First Banks, Inc.	$241,744	26,278	(41,150)

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(dollars expressed in thousands)
Cash flows from operating activities:
Net income (loss) attributable to First Banks, Inc.	$241,744	26,278	(41,150)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net (income) loss of subsidiaries	(218,409)	(41,745)	28,290
Other, net	(24,215)	15,410	12,042
Net cash used in operating activities	(880)	(57)	(818)
Cash flows from financing activities:
Payment of preferred stock dividends	—	—	—
Net cash used in financing activities	—	—	—
Net decrease in unrestricted cash	(880)	(57)	(818)
Unrestricted cash, beginning of year	2,744	2,801	3,619
Unrestricted cash, end of year	$1,864	2,744	2,801
Noncash investing activities:
Cash paid for interest	$—	—	—
The parent company’s unrestricted cash was $1.9 million and $2.7 million at December 31, 2013 and 2012, respectively. On March 20, 2013, the Company entered into a Credit Agreement that provides for a $5.0 million secured revolving line of credit to be utilized for general working capital needs, as further described in Note 11 and Note 20 to the consolidated financial statements. This borrowing arrangement is intended to supplement, on a contingent basis, the parent company’s overall level of unrestricted cash to cover the parent company’s projected operating expenses should the parent company's existing cash resources become insufficient in the future. There have been no balances outstanding under the Credit Agreement since its inception.
The Company’s obligations related to interest payments on its outstanding junior subordinated debentures relating to its $345.0 million of trust preferred securities and dividends on Class C Preferred Stock and Class D Preferred Stock have been deferred, as further described in Note 12 and Note 25 to the consolidated financial statements. The Company had until September 2014 to pay the cumulative deferred interest payments on its outstanding junior subordinated debentures without triggering a payment default or penalty. Such payment default or penalty would likely have a material adverse effect on the Company’s business, financial condition and/or results of operations.
On January 31, 2014, the Company received regulatory approval from the FRB, which grants First Bank the authority to pay a dividend to the Company, and the authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities. In February 2014, First Bank paid a dividend of $70.0 million to the Company and the Company notified the trustees of the trust preferred securities of its intention to pay all cumulative interest that has been deferred on the junior subordinated debentures relating to its trust preferred securities, on the regularly scheduled quarterly payment dates in March and April, 2014. The aggregate amount owed at the respective March and April, 2014 payment dates on all of the junior subordinated debentures relating to the trust preferred securities totals $66.4 million.
NOTE 24 – CONTINGENT LIABILITIES
Litigation Matters. In the ordinary course of business, the Company and its subsidiaries become involved in legal proceedings, including litigation arising out of the Company’s efforts to collect outstanding loans. It is not uncommon for collection efforts to lead to so-called “lender liability” suits in which borrowers may assert various claims against the Company. From time to time, the Company is party to other legal matters arising in the normal course of business. While some matters pending against the Company specify damages claimed by plaintiffs, others do not seek a specified amount of damages or are at very early stages of the legal process. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Management, after consultation with legal counsel, believes the ultimate resolution of these existing proceedings is not reasonably likely to have a material adverse effect on the business, financial condition or results of operations of the Company and/or its subsidiaries and the range of possible additional loss in excess of amounts accrued is not material.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Regulatory Matters. The Company and First Bank have entered into agreements with the FRB and MDOF, as further described in Note 14 to the consolidated financial statements. The informal agreement with the MDOF, dated as of September 18, 2008, was terminated effective September 11, 2013.
Reserve for Mortgage Repurchase Losses. The Company's mortgage banking division, in the normal course of business, sells residential mortgage loans directly to government-sponsored enterprises (GSEs), and to a lessor extent, to investors other than GSEs, as whole loans. In connection with these sales, the Company makes customary representations and warranties that the loans meet certain requirements. In the event of breaches of its representations and warranties, such as documentation or underwriting deficiencies, the Company may be required to either repurchase the mortgage loans with the identified defects, or in most cases, otherwise indemnify or "make whole" the investors for their losses on the loans. First Bank also, on certain loans, has a repurchase obligation on these loans in the event of early payment default. The early payment default provisions generally range from four months to one year after sale of the loan in the secondary market. First Bank has not sold any one-to-four-family residential mortgage loans into the secondary market with early payment default provisions since 2007.
The Company has unresolved claims with GSEs and other financial institutions associated with loan principal balances of $13.5 million and $12.8 million as of December 31, 2013 and 2012, respectively. The Company has recorded a mortgage repurchase reserve for its potential repurchase or make whole liability associated with representation and warranty claims and early payment default provisions of $2.5 million and $2.0 million as of December 31, 2013 and 2012, respectively. The estimated liability for mortgage repurchase losses represents the Company's best estimate of losses for representation and warranty obligations and early payment default provisions. The mortgage repurchase reserve is based on then-currently available information and is dependent on various factors, including historical claims and settlement experience, projections of future defaults, and significant judgment and assumptions that are subject to change. The estimated loss may materially change in the future based on factors beyond the Company's control or if actual experiences are different from the Company's assumptions, including, without limitation, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the estimated liability and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. Because the Company typically sold loans with early payment default provisions as servicing released, the Company is unable to track the outstanding balances or delinquency status of the majority of the loans that may be subject to repurchase under early payment default provisions.
NOTE 25 – SUBSEQUENT EVENTS
On January 31, 2014, the Company received regulatory approval from the FRB, which grants First Bank the authority to pay a dividend to the Company, and the authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities. In February 2014, First Bank paid a dividend of $70.0 million to the Company and the Company notified the trustees of the trust preferred securities of its intention to pay all cumulative interest that has been deferred on the junior subordinated debentures relating to its trust preferred securities, on the regularly scheduled quarterly payment dates in March and April, 2014. The aggregate amount owed at the respective March and April, 2014 payment dates on all of the junior subordinated debentures relating to the trust preferred securities totals $66.4 million. On March 14, 2014, the Company paid interest on the junior subordinated debentures of $66.4 million to the respective trustees, for further distribution to the trust preferred securities holders on the respective interest payment dates in March and April, 2014.

FIRST BANKS, INC.
QUARTERLY CONDENSED FINANCIAL DATA — UNAUDITED

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars expressed in thousands, except per share data)
Interest income	$43,986	43,732	42,366	42,726
Interest expense	6,149	5,975	5,952	6,028
Net interest income	37,837	37,757	36,414	36,698
Provision (benefit) for loan losses	—	—	—	(5,000)
Net interest income after provision (benefit) for loan losses	37,837	37,757	36,414	41,698
Noninterest income	15,395	18,943	15,529	15,253
Noninterest expense	44,047	44,143	45,305	153,132
Income (loss) from continuing operations before provision (benefit) for income taxes	9,185	12,557	6,638	(96,181)
Provision (benefit) for income taxes	365	(345)	(65)	(288,456)
Net income from continuing operations, net of tax	8,820	12,902	6,703	192,275
(Loss) income from discontinued operations before provision for income taxes	(2,064)	(3,334)	(881)	27,743
Provision for income taxes	—	—	—	241
(Loss) income from discontinued operations, net of tax	(2,064)	(3,334)	(881)	27,502
Net income	6,756	9,568	5,822	219,777
Less: net income (loss) attributable to noncontrolling interest in subsidiary	46	105	(38)	66
Net income attributable to First Banks, Inc.	$6,710	9,463	5,860	219,711
Basic and diluted earnings (loss) per common share:
Earnings per common share from continuing operations	$126.59	293.39	34.19	8,041.18
(Loss) earnings per common share from discontinued operations	$(87.24)	(140.90)	(37.23)	1,162.33
Earnings (loss) per common share	$39.35	152.49	(3.04)	9,203.51

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
	(dollars expressed in thousands, except per share data)
Interest income	$51,865	51,142	50,118	47,678
Interest expense	8,154	7,615	7,193	6,649
Net interest income	43,711	43,527	42,925	41,029
Provision for loan losses	2,000	—	—	—
Net interest income after provision for loan losses	41,711	43,527	42,925	41,029
Noninterest income	17,024	15,855	16,647	16,452
Noninterest expense	49,494	49,865	48,839	52,309
Income from continuing operations before provision (benefit) for income taxes	9,241	9,517	10,733	5,172
Provision (benefit) for income taxes	95	121	(138)	(217)
Net income from continuing operations, net of tax	9,146	9,396	10,871	5,389
Loss from discontinued operations before benefit for income taxes	(2,308)	(2,273)	(2,182)	(2,058)
Benefit for income taxes	—	—	—	—
Loss from discontinued operations, net of tax	(2,308)	(2,273)	(2,182)	(2,058)
Net income	6,838	7,123	8,689	3,331
Less: net (loss) income attributable to noncontrolling interest in subsidiary	(60)	(385)	216	(68)
Net income attributable to First Banks, Inc.	$6,898	7,508	8,473	3,399
Basic and diluted earnings (loss) per common share:
Earnings (loss) per common share from continuing operations	$156.18	177.84	211.70	(10.69)
Loss per common share from discontinued operations	$(97.55)	(96.06)	(92.22)	(86.98)
Earnings (loss) per common share	$58.63	81.78	119.48	(97.67)

FIRST BANKS, INC.
INVESTOR INFORMATION

FIRST BANKS, INC. TRUST PREFERRED SECURITIES
The preferred securities of First Preferred Capital Trust IV are traded on the New York Stock Exchange with the ticker symbol “FBSPrA.” The preferred securities of First Preferred Capital Trust IV are represented by a global security that has been deposited with and registered in the name of The Depository Trust Company, New York, New York (DTC). The beneficial ownership interests of these preferred securities are recorded through the DTC book-entry system. The high and low preferred securities prices and the dividends declared for 2013 and 2012 are summarized as follows:
First Preferred Capital Trust IV (Issue Date – April 2003) – FBSPrA

	2013		Distributions Declared (1)	2012		Distributions Declared (1)
	High	Low		High	Low
First quarter	$25.93	23.00	$0.509375	$18.18	9.90	$0.509375
Second quarter	28.64	25.30	0.509375	21.40	16.75	0.509375
Third quarter	30.55	28.00	0.509375	23.65	18.81	0.509375
Fourth quarter	30.29	29.00	0.509375	24.48	22.70	0.509375
			$2.037500			$2.037500

(1)
Amounts exclude the additional accrued interest on any cumulative unpaid dividends following the announcement of the deferral of such dividend payments in August 2009. The aggregate amount of the accumulated deferred dividends is $21.5 million, or $11.68 per share, and is comprised of accumulated deferred dividends of $17.8 million, or $9.68 per share, plus accrued dividends thereon of $3.7 million, or $2.00 per share.

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
Date: March 25, 2014
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ James F. Dierberg	Chairman of the Board of Directors	March 25, 2014
James F. Dierberg

/s/ Michael J. Dierberg	Vice Chairman of the Board of Directors	March 25, 2014
Michael J. Dierberg

/s/ Terrance M. McCarthy	Director and President	March 25, 2014
Terrance M. McCarthy	and Chief Executive Officer
(Principal Executive Officer)

/s/ Allen H. Blake	Director	March 25, 2014
Allen H. Blake

/s/ James A. Cooper	Director	March 25, 2014
James A. Cooper

/s/ John S. Poelker	Director	March 25, 2014
John S. Poelker

/s/ Guy Rounsaville, Jr.	Director	March 25, 2014
Guy Rounsaville, Jr.

/s/ Douglas H. Yaeger	Director	March 25, 2014
Douglas H. Yaeger

/s/ Lisa K. Vansickle	Executive Vice President	March 25, 2014
Lisa K. Vansickle	and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

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

10.15
Revolving Credit Note, dated as of March 20, 2013, by and between First Banks, Inc. and Investors of America Limited Partnership (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.16
Stock Pledge Agreement, dated as of March 20, 2013, by and between First Banks, Inc. and Investors of America Limited Partnership (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.17*
Form of TARP Restricted Employee Agreement executed annually by each executive officer named in the Company’s Annual Report on Form 10-K (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

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

101
Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity (iv) Consolidated Statements of Comprehensive Income (Loss); (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – furnished herewith.

+	Pursuant to Item 601(b)(2), the registrant undertakes to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

*	Exhibits designated by an asterisk in the Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.