Form 10-Q
period 2014-03-31
FIRST BANKS, INC
filed 2014-05-15
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2014
Common Stock, $250.00 par value	23,661

FIRST BANKS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FIRST BANKS, INC.
CONSOLIDATED BALANCE SHEETS – (UNAUDITED)
(dollars expressed in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents:
Cash and due from banks	$112,048	92,369
Short-term investments	229,187	98,066
Total cash and cash equivalents	341,235	190,435
Investment securities:
Available for sale	1,408,172	1,611,745
Held to maturity (fair value of $704,977 and $719,183, respectively)	718,672	740,186
Total investment securities	2,126,844	2,351,931
Loans:
Commercial, financial and agricultural	632,089	600,704
Real estate construction and development	121,237	121,662
Real estate mortgage	2,099,442	2,091,026
Consumer and installment	17,399	18,681
Loans held for sale	21,402	25,548
Net deferred loan fees	(588)	(526)
Total loans	2,890,981	2,857,095
Allowance for loan losses	(79,831)	(81,033)
Net loans	2,811,150	2,776,062
Federal Reserve Bank and Federal Home Loan Bank stock	32,148	27,357
Bank premises and equipment, net	123,246	124,328
Deferred income taxes	330,833	315,881
Other real estate	61,485	66,702
Other assets	63,618	66,287
Total assets	$5,890,559	5,918,983
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,273,662	1,243,545
Interest-bearing demand	699,158	679,527
Savings and money market	1,841,905	1,844,710
Time deposits of $100 or more	389,675	389,056
Other time deposits	638,031	657,057
Total deposits	4,842,431	4,813,895
Securities sold under agreements to repurchase	36,713	43,143
Subordinated debentures	354,229	354,210
Deferred income taxes	49,609	28,397
Accrued expenses and other liabilities	110,271	191,082
Total liabilities	5,393,253	5,430,727
STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding	295,400	295,400
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	12,480
Retained earnings	48,124	42,719
Accumulated other comprehensive income	11,202	7,502
Total First Banks, Inc. stockholders’ equity	403,527	394,422
Noncontrolling interest in subsidiary	93,779	93,834
Total stockholders’ equity	497,306	488,256
Total liabilities and stockholders’ equity	$5,890,559	5,918,983
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)
(dollars expressed in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2014	2013
Interest income:
Interest and fees on loans	$29,079	30,173
Investment securities	12,632	13,248
Federal Reserve Bank and Federal Home Loan Bank stock	358	303
Short-term investments	120	262
Total interest income	42,189	43,986
Interest expense:
Deposits:
Interest-bearing demand	82	76
Savings and money market	744	635
Time deposits of $100 or more	486	656
Other time deposits	722	1,103
Securities sold under agreements to repurchase	4	3
Subordinated debentures	3,811	3,676
Total interest expense	5,849	6,149
Net interest income	36,340	37,837
Provision for loan losses	—	—
Net interest income after provision for loan losses	36,340	37,837
Noninterest income:
Service charges on deposit accounts and customer service fees	8,333	8,314
Gain on loans sold and held for sale	865	1,553
Net gain (loss) on investment securities	1,280	(416)
Net gain on sale of other real estate	442	366
(Decrease) increase in fair value of servicing rights	(232)	154
Loan servicing fees	1,711	1,717
Other	2,276	3,707
Total noninterest income	14,675	15,395
Noninterest expense:
Salaries and employee benefits	19,882	19,551
Occupancy, net of rental income	5,784	5,834
Furniture and equipment	2,360	2,583
Postage, printing and supplies	639	628
Information technology fees	5,610	5,285
Legal, examination and professional fees	1,291	1,663
Advertising and business development	622	432
FDIC insurance	1,264	1,882
Write-downs and expenses on other real estate	699	1,511
Other	4,597	4,678
Total noninterest expense	42,748	44,047
Income from continuing operations before provision for income taxes	8,267	9,185
Provision for income taxes	2,917	365
Net income from continuing operations, net of tax	5,350	8,820
Loss from discontinued operations, net of tax	—	(2,064)
Net income	5,350	6,756
Less: net (loss) income attributable to noncontrolling interest in subsidiary	(55)	46
Net income attributable to First Banks, Inc.	$5,405	6,710
Preferred stock dividends declared	—	4,881
Accretion of discount on preferred stock	—	898
Net income available to common stockholders	$5,405	931

Basic earnings per common share from continuing operations	$228.43	126.59
Diluted earnings per common share from continuing operations	$192.46	126.59

Basic earnings per common share	$228.43	39.35
Diluted earnings per common share	$192.46	39.35

Weighted average shares of common stock outstanding	23,661	23,661
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)
(dollars expressed in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income	$5,350	6,756
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities, net of tax	4,834	(2,252)
Reclassification adjustment for available-for-sale investment securities (gains) losses included in net income, net of tax	(753)	5
Amortization of net unrealized gain associated with reclassification of available-for-sale investment securities to held-to-maturity investment securities, net of tax	(402)	(429)
Amortization of net loss related to pension liability, net of tax	21	30
Reclassification adjustment for deferred tax asset valuation allowance on investment securities	—	(2,146)
Reclassification adjustment for deferred tax asset valuation allowance on pension liability	—	24
Other comprehensive income (loss)	3,700	(4,768)
Comprehensive income	9,050	1,988
Comprehensive (loss) income attributable to noncontrolling interest in subsidiary	(55)	46
Comprehensive income attributable to First Banks, Inc.	$9,105	1,942
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (UNAUDITED)
Three Months Ended March 31, 2014 and 2013
(dollars expressed in thousands)

	First Banks, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity

Balance, December 31, 2012	$322,163	5,915	12,480	(179,513)	45,259	93,655	299,959
Net income	—	—	—	6,710	—	46	6,756
Other comprehensive loss	—	—	—	—	(4,768)	—	(4,768)
Accretion of discount on preferred stock	898	—	—	(898)	—	—	—
Preferred stock dividends declared	—	—	—	(4,881)	—	—	(4,881)
Balance, March 31, 2013	$323,061	5,915	12,480	(178,582)	40,491	93,701	297,066

Balance, December 31, 2013	$325,806	5,915	12,480	42,719	7,502	93,834	488,256
Net income	—	—	—	5,405	—	(55)	5,350
Other comprehensive income	—	—	—	—	3,700	—	3,700
Balance, March 31, 2014	$325,806	5,915	12,480	48,124	11,202	93,779	497,306
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(dollars expressed in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income attributable to First Banks, Inc.	$5,405	6,710
Net (loss) income attributable to noncontrolling interest in subsidiary	(55)	46
Less: net loss from discontinued operations, net of tax	—	(2,064)
Net income from continuing operations, net of tax	5,350	8,820
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of bank premises and equipment	2,921	2,851
Amortization and accretion of investment securities	5,799	6,274
Originations of loans held for sale	(35,414)	(87,616)
Proceeds from sales of loans held for sale	40,278	116,735
Provision for current income taxes	283	72
Provision (benefit) for deferred income taxes	2,634	(866)
Increase in deferred tax asset valuation allowance	—	1,159
Decrease (increase) in accrued interest receivable	1,711	(1,309)
(Decrease) increase in accrued interest payable	(62,685)	3,505
Gain on loans sold and held for sale	(865)	(1,553)
Net (gain) loss on investment securities	(1,280)	416
Decrease (increase) in fair value of servicing rights	232	(154)
Write-downs on other real estate	97	258
Other operating activities, net	(156)	5,570
Net cash (used in) provided by operating activities – continuing operations	(41,095)	54,162
Net cash used in operating activities – discontinued operations	—	(1,827)
Net cash (used in) provided by operating activities	(41,095)	52,335
Cash flows from investing activities:
Net cash paid for sale of assets and liabilities of discontinued operations, net of cash and cash equivalents sold	(15,467)	—
Proceeds from sales of investment securities available for sale	166,320	66,507
Maturities of investment securities available for sale	44,399	100,629
Maturities of investment securities held to maturity	17,783	52,087
Purchases of investment securities available for sale	(250)	(197,735)
Purchases of investment securities held to maturity	(1,429)	(19,261)
Net purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(4,791)	(295)
Proceeds from sales of commercial loans	—	1,343
Net (increase) decrease in loans	(43,645)	44,340
Recoveries of loans previously charged-off	2,245	3,451
Purchases of bank premises and equipment	(1,923)	(1,354)
Net proceeds from sales of other real estate	5,876	5,033
Other investing activities, net	671	303
Net cash provided by investing activities – continuing operations	169,789	55,048
Net cash provided by investing activities – discontinued operations	—	372
Net cash provided by investing activities	169,789	55,420
Cash flows from financing activities:
Increase (decrease) in demand, savings and money market deposits	46,943	(50,603)
Decrease in time deposits	(18,407)	(66,755)
(Decrease) increase in securities sold under agreements to repurchase	(6,430)	10,830
Net cash provided by (used in) financing activities – continuing operations	22,106	(106,528)
Net cash used in financing activities – discontinued operations	—	(10,614)
Net cash provided by (used in) financing activities	22,106	(117,142)
Net increase (decrease) in cash and cash equivalents	150,800	(9,387)
Cash and cash equivalents, beginning of period	190,435	518,846
Cash and cash equivalents, end of period	$341,235	509,459

Supplemental disclosures of cash flow information:
Cash paid for interest on liabilities	$68,534	2,644
Cash paid for income taxes	257	2
Noncash investing and financing activities:
Reclassification of investment securities from available for sale to held to maturity	$—	242,540
Loans transferred to other real estate	1,031	2,474
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. The consolidated financial statements of First Banks, Inc. and subsidiaries (the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the Company’s 2013 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Certain reclassifications of 2013 amounts have been made to conform to the 2014 presentation. All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for a discussion regarding discontinued operations.
Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the noncontrolling interest in subsidiary, as more fully described below and in Note 14 to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.
The Company operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries. All of the subsidiaries are wholly owned as of March 31, 2014 except FB Holdings, LLC (FB Holdings), which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, as further described in Note 14 to the consolidated financial statements. FB Holdings is included in the consolidated financial statements and the noncontrolling ownership interest is reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiary” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, is reported as “net (loss) income attributable to noncontrolling interest in subsidiary” in the consolidated statements of income.
NOTE 2 – DISCONTINUED OPERATIONS
Discontinued Operations. The assets and liabilities associated with the transactions described (and defined) below were previously reported in the First Bank segment and were sold as part of the Company’s Capital Optimization Plan (Capital Plan). The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the operations of First Bank’s Association Bank Services line of business and Northern Florida Region for the three months ended March 31, 2013. The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations. All financial information in the consolidated financial statements and notes to the consolidated financial statements is reported on a continuing operations basis, unless otherwise noted.
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
Loss from discontinued operations, net of tax, for the three months ended March 31, 2013 was as follows:

	Three Months Ended
	March 31, 2013
	Association Bank Services	Northern Florida	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$365	—	365
Interest expense:
Interest on deposits	88	192	280
Net interest income (loss)	277	(192)	85
Provision for loan losses	—	—	—
Net interest income (loss) after provision for loan losses	277	(192)	85
Noninterest income:
Service charges and customer service fees	41	104	145
Other	26	3	29
Total noninterest income	67	107	174
Noninterest expense:
Salaries and employee benefits	643	579	1,222
Occupancy, net of rental income	2	455	457
Furniture and equipment	12	39	51
FDIC insurance	204	53	257
Other	224	112	336
Total noninterest expense	1,085	1,238	2,323
Loss from operations of discontinued operations	(741)	(1,323)	(2,064)
Benefit for income taxes	—	—	—
Net loss from discontinued operations, net of tax	$(741)	(1,323)	(2,064)

NOTE 3 – INVESTMENTS IN DEBT AND EQUITY SECURITIES
Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at March 31, 2014 and December 31, 2013 were as follows:

	Maturity				Total Amortized Cost	Gross			Weighted Average Yield
	1 Year	1-5	5-10	After		Unrealized		Fair
	or Less	Years	Years	10 Years		Gains	Losses	Value
	(dollars expressed in thousands)
March 31, 2014:
Carrying value:
U.S. Government sponsored agencies	$8,418	30,058	20,136	132,248	190,860	4,281	(47)	195,094	1.37%
Residential mortgage-backed	282	28,277	82,445	891,319	1,002,323	13,662	(12,540)	1,003,445	2.37
Commercial mortgage-backed	—	—	789	—	789	62	—	851	4.95
State and political subdivisions	1,367	1,681	200	28,417	31,665	67	(392)	31,340	1.23
Corporate notes	5,000	121,153	45,131	—	171,284	5,066	(599)	175,751	2.82
Equity investments	—	—	—	1,750	1,750	—	(59)	1,691	2.13
Total	$15,067	181,169	148,701	1,053,734	1,398,671	23,138	(13,637)	1,408,172	2.26
Fair value:
Debt securities	$15,135	186,936	148,797	1,055,613
Equity securities	—	—	—	1,691
Total	$15,135	186,936	148,797	1,057,304

Weighted average yield	2.21%	2.39%	2.10%	2.26%

December 31, 2013:
Carrying value:
U.S. Government sponsored agencies	$8,450	40,243	88,666	135,679	273,038	3,525	(664)	275,899	1.34%
Residential mortgage-backed	—	43,943	115,731	951,454	1,111,128	12,873	(18,214)	1,105,787	2.32
Commercial mortgage-backed	—	—	793	—	793	63	—	856	4.94
State and political subdivisions	1,369	2,035	200	28,432	32,036	81	(560)	31,557	1.26
Corporate notes	4,980	140,575	45,132	—	190,687	5,777	(261)	196,203	2.69
Equity investments	—	—	—	1,500	1,500	—	(57)	1,443	2.17
Total	$14,799	226,796	250,522	1,117,065	1,609,182	22,319	(19,756)	1,611,745	2.18
Fair value:
Debt securities	$14,927	233,338	250,860	1,111,177
Equity securities	—	—	—	1,443
Total	$14,927	233,338	250,860	1,112,620

Weighted average yield	2.17%	2.23%	1.81%	2.24%
Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at March 31, 2014 and December 31, 2013 were as follows:

	Maturity				Total Amortized Cost	Gross			Weighted Average Yield
	1 Year	1-5	5-10	After		Unrealized		Fair
	or Less	Years	Years	10 Years		Gains	Losses	Value
	(dollars expressed in thousands)
March 31, 2014:
Carrying value:
U.S. Government sponsored agencies	$—	—	14,373	—	14,373	—	(135)	14,238	1.16%
Residential mortgage-backed	—	79,836	115,139	507,272	702,247	622	(14,101)	688,768	1.91
State and political subdivisions	445	574	—	1,033	2,052	1	(82)	1,971	1.63
Total	$445	80,410	129,512	508,305	718,672	623	(14,318)	704,977	1.89
Fair value:
Debt securities	$445	80,347	128,038	496,147

Weighted average yield	2.85%	2.01%	1.42%	2.00%

December 31, 2013:
Carrying value:
U.S. Government sponsored agencies	$—	—	16,119	—	16,119	—	(153)	15,966	1.14%
Residential mortgage-backed	—	16,327	182,933	522,504	721,764	441	(21,206)	700,999	1.88
State and political subdivisions	640	575	55	1,033	2,303	2	(87)	2,218	1.93
Total	$640	16,902	199,107	523,537	740,186	443	(21,446)	719,183	1.86
Fair value:
Debt securities	$642	16,926	195,647	505,968

Weighted average yield	3.32%	2.20%	1.53%	1.97%

Proceeds from sales of available-for-sale investment securities were $166.3 million and $66.5 million for the three months ended March 31, 2014 and 2013, respectively. Gross realized gains and gross realized losses on investment securities for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(dollars expressed in thousands)
Gross realized gains on sales of available-for-sale securities	$2,010	346
Gross realized losses on sales of available-for-sale securities	(730)	(354)
Other-than-temporary impairment	—	(408)
Net realized gain (loss) on investment securities	$1,280	(416)
Other-than-temporary impairment for the three months ended March 31, 2013 includes impairment of $407,000 recorded during the first quarter of 2013 on a municipal investment security classified as held-to-maturity. Investment securities with a carrying value of $304.8 million and $283.7 million at March 31, 2014 and December 31, 2013, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars expressed in thousands)
March 31, 2014:
Available for sale:
U.S. Government sponsored agencies	$—	—	14,670	(47)	14,670	(47)
Residential mortgage-backed	355,453	(11,046)	25,617	(1,494)	381,070	(12,540)
State and political subdivisions	28,025	(392)	—	—	28,025	(392)
Corporate notes	19,826	(173)	9,574	(426)	29,400	(599)
Equity investments	1,691	(59)	—	—	1,691	(59)
Total	$404,995	(11,670)	49,861	(1,967)	454,856	(13,637)
Held to maturity:
U.S. Government sponsored agencies	$14,238	(135)	—	—	14,238	(135)
Residential mortgage-backed	551,649	(10,990)	84,920	(3,111)	636,569	(14,101)
State and political subdivisions	1,041	(82)	—	—	1,041	(82)
Total	$566,928	(11,207)	84,920	(3,111)	651,848	(14,318)

December 31, 2013:
Available for sale:
U.S. Government sponsored agencies	$16,005	(664)	—	—	16,005	(664)
Residential mortgage-backed	511,617	(18,119)	5,473	(95)	517,090	(18,214)
State and political subdivisions	27,872	(560)	—	—	27,872	(560)
Corporate notes	9,959	(41)	4,780	(220)	14,739	(261)
Equity investments	1,443	(57)	—	—	1,443	(57)
Total	$566,896	(19,441)	10,253	(315)	577,149	(19,756)
Held to maturity:
U.S. Government sponsored agencies	$15,966	(153)	—	—	15,966	(153)
Residential mortgage-backed	644,700	(20,759)	10,527	(447)	655,227	(21,206)
State and political subdivisions	946	(87)	—	—	946	(87)
Total	$661,612	(20,999)	10,527	(447)	672,139	(21,446)
The Company does not believe the investment securities that were in an unrealized loss position at March 31, 2014 are other-than-temporarily impaired. The unrealized losses on the investment securities were primarily attributable to fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that First Bank will not be required to sell these securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired. The unrealized losses for investment securities for 12 months or more at March 31, 2014 and December 31, 2013 included 19 and 12 securities, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table summarizes the composition of the loan portfolio at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(dollars expressed in thousands)
Commercial, financial and agricultural	$632,089	600,704
Real estate construction and development	121,237	121,662
Real estate mortgage:
One-to-four-family residential	910,513	921,488
Multi-family residential	125,116	121,304
Commercial real estate	1,063,813	1,048,234
Consumer and installment	17,399	18,681
Loans held for sale	21,402	25,548
Net deferred loan fees	(588)	(526)
Total loans	$2,890,981	2,857,095
Aging of Loans. The following table presents the aging of loans by loan classification at March 31, 2014 and December 31, 2013:

	30-59 Days	60-89 Days	Recorded Investment > 90 Days Accruing	Nonaccrual	Total Past Due	Current	Total Loans
	(dollars expressed in thousands)
March 31, 2014:
Commercial, financial and agricultural	$6,879	1,165	—	13,023	21,067	611,022	632,089
Real estate construction and development	—	—	—	4,642	4,642	116,595	121,237
Real estate mortgage:
Residential mortgage	5,568	2,928	21	18,566	27,083	535,087	562,170
Home equity	1,540	355	232	7,097	9,224	339,119	348,343
Multi-family residential	—	—	—	1,638	1,638	123,478	125,116
Commercial real estate	975	3	—	8,826	9,804	1,054,009	1,063,813
Consumer and installment and net deferred loan fees	82	96	—	13	191	16,620	16,811
Loans held for sale	—	—	—	—	—	21,402	21,402
Total	$15,044	4,547	253	53,805	73,649	2,817,332	2,890,981
December 31, 2013:
Commercial, financial and agricultural	$447	394	80	10,523	11,444	589,260	600,704
Real estate construction and development	—	—	—	4,914	4,914	116,748	121,662
Real estate mortgage:
Residential mortgage	4,262	2,637	162	20,063	27,124	545,040	572,164
Home equity	2,256	963	182	7,361	10,762	338,562	349,324
Multi-family residential	—	—	—	1,793	1,793	119,511	121,304
Commercial real estate	1,423	391	—	8,283	10,097	1,038,137	1,048,234
Consumer and installment and net deferred loan fees	87	39	—	19	145	18,010	18,155
Loans held for sale	—	—	—	—	—	25,548	25,548
Total	$8,475	4,424	424	52,956	66,279	2,790,816	2,857,095
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
The following tables present the credit exposure of the loan portfolio by internally assigned credit grade and payment activity as of March 31, 2014 and December 31, 2013:

Commercial Loan Portfolio Credit Exposure by Internally Assigned Credit Grade	Commercial and Industrial	Real Estate Construction and Development	Multi-family	Commercial Real Estate	Total
		(dollars expressed in thousands)
March 31, 2014:
Pass	$593,492	43,306	95,032	1,019,458	1,751,288
Special mention	14,690	238	—	21,775	36,703
Substandard	10,884	73,051	610	9,265	93,810
Performing troubled debt restructuring	—	—	27,836	4,489	32,325
Nonaccrual	13,023	4,642	1,638	8,826	28,129
Total	$632,089	121,237	125,116	1,063,813	1,942,255
December 31, 2013:
Pass	$559,243	42,429	91,001	1,001,719	1,694,392
Special mention	16,211	929	—	21,714	38,854
Substandard	14,727	73,390	555	11,999	100,671
Performing troubled debt restructuring	—	—	27,955	4,519	32,474
Nonaccrual	10,523	4,914	1,793	8,283	25,513
Total	$600,704	121,662	121,304	1,048,234	1,891,904

Consumer Loan Portfolio Credit Exposure by Payment Activity	Residential Mortgage	Home Equity	Consumer and Installment and Net Deferred Loan Fees	Total
	(dollars expressed in thousands)
March 31, 2014:
Pass	$458,330	339,119	16,620	814,069
Substandard	5,688	2,127	178	7,993
Performing troubled debt restructuring	79,586	—	—	79,586
Nonaccrual	18,566	7,097	13	25,676
Total	$562,170	348,343	16,811	927,324
December 31, 2013:
Pass	$468,642	338,562	18,010	825,214
Substandard	5,306	3,401	126	8,833
Performing troubled debt restructuring	78,153	—	—	78,153
Nonaccrual	20,063	7,361	19	27,443
Total	$572,164	349,324	18,155	939,643
Impaired Loans. Loans deemed to be impaired include performing TDRs and nonaccrual loans. Impaired loans with outstanding balances equal to or greater than $500,000 are evaluated individually for impairment. For these loans, the Company measures the level of impairment based on the present value of the estimated projected cash flows, or if the impaired loans are collateral dependent, the estimated value of the collateral, less applicable selling costs. If the current valuation is lower than the current book balance of the loan, the amount of the difference is evaluated for possible charge-off. In instances where management determines that a charge-off is not appropriate, a specific reserve is established for the individual loan in question. This specific reserve is included as a part of the overall allowance for loan losses.
The following tables present the recorded investment, unpaid principal balance, related allowance for loan losses, average recorded investment and interest income recognized while on impaired status for impaired loans without a related allowance for loan losses and for impaired loans with a related allowance for loan losses by loan classification at March 31, 2014 and December 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
	(dollars expressed in thousands)
March 31, 2014:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$5,833	8,852	—	5,273	—
Real estate construction and development	3,085	12,851	—	3,175	—
Real estate mortgage:
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Multi-family residential	442	709	—	444	—
Commercial real estate	6,809	9,157	—	6,678	29
Consumer and installment	—	—	—	—	—
	16,169	31,569	—	15,570	29
With A Related Allowance Recorded:
Commercial, financial and agricultural	7,190	21,094	678	6,500	—
Real estate construction and development	1,557	3,881	242	1,603	—
Real estate mortgage:
Residential mortgage	98,152	116,685	8,860	98,184	521
Home equity	7,097	8,027	1,419	7,229	—
Multi-family residential	29,032	29,177	2,342	29,167	297
Commercial real estate	6,506	10,100	994	6,381	6
Consumer and installment	13	13	—	16	—
	149,547	188,977	14,535	149,080	824
Total:
Commercial, financial and agricultural	13,023	29,946	678	11,773	—
Real estate construction and development	4,642	16,732	242	4,778	—
Real estate mortgage:
Residential mortgage	98,152	116,685	8,860	98,184	521
Home equity	7,097	8,027	1,419	7,229	—
Multi-family residential	29,474	29,886	2,342	29,611	297
Commercial real estate	13,315	19,257	994	13,059	35
Consumer and installment	13	13	—	16	—
	$165,716	220,546	14,535	164,650	853

	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
	(dollars expressed in thousands)
December 31, 2013:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$3,119	4,342	—	4,270	1
Real estate construction and development	3,172	12,931	—	17,152	418
Real estate mortgage:
Residential mortgage	—	—	—	—	—
Home equity	596	632	—	564	—
Multi-family residential	443	709	—	474	—
Commercial real estate	6,884	9,221	—	11,636	273
Consumer and installment	—	—	—	—	—
	14,214	27,835	—	34,096	692
With A Related Allowance Recorded:
Commercial, financial and agricultural	7,404	21,565	497	10,136	—
Real estate construction and development	1,742	4,326	294	9,419	—
Real estate mortgage:
Residential mortgage	98,216	118,305	9,740	102,775	2,043
Home equity	6,765	7,637	1,472	6,406	—
Multi-family residential	29,305	29,322	2,438	31,377	1,226
Commercial real estate	5,918	9,468	990	10,003	26
Consumer and installment	19	19	—	22	—
	149,369	190,642	15,431	170,138	3,295
Total:
Commercial, financial and agricultural	10,523	25,907	497	14,406	1
Real estate construction and development	4,914	17,257	294	26,571	418
Real estate mortgage:
Residential mortgage	98,216	118,305	9,740	102,775	2,043
Home equity	7,361	8,269	1,472	6,970	—
Multi-family residential	29,748	30,031	2,438	31,851	1,226
Commercial real estate	12,802	18,689	990	21,639	299
Consumer and installment	19	19	—	22	—
	$163,583	218,477	15,431	204,234	3,987
Recorded investment represents the Company’s investment in its impaired loans reduced by cumulative charge-offs recorded against the allowance for loan losses on these same loans. At March 31, 2014 and December 31, 2013, the Company had recorded charge-offs of $54.8 million and $54.9 million, respectively, on its impaired loans, representing the difference between the unpaid principal balance and the recorded investment reflected in the tables above. The unpaid principal balance represents the principal amount contractually owed to the Company by the borrowers on the impaired loans.
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
Loan modifications are generally performed at the request of the borrower, whether commercial or consumer, and may include reductions in interest rates, changes in payments and maturity date extensions. Although the Company does not have formal, standardized loan modification programs for its commercial or consumer loan portfolios, it addresses loan modifications on a case-by-case basis and also participates in the United States Department of the Treasury's (U.S. Treasury) Home Affordable Modification Program (HAMP). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. At March 31, 2014 and December 31, 2013, the Company had $75.7 million and $75.3 million, respectively, of modified loans in the HAMP program.
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
The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending upon the individual facts and circumstances of the loan. TDRs accruing interest are classified as performing TDRs. The following table presents the categories of performing TDRs as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(dollars expressed in thousands)
Performing Troubled Debt Restructurings:
Real estate mortgage:
One-to-four-family residential	$79,586	78,153
Multi-family residential	27,836	27,955
Commercial real estate	4,489	4,519
Total performing troubled debt restructurings	$111,911	110,627
The Company does not accrue interest on TDRs which have been modified for a period less than six months or are not in compliance with the modified terms. These loans are considered nonperforming TDRs and are included with other nonaccrual loans for classification purposes. The following table presents the categories of loans considered nonperforming TDRs as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(dollars expressed in thousands)
Nonperforming Troubled Debt Restructurings:
Commercial, financial and agricultural	$484	711
Real estate construction and development	3,531	3,605
Real estate mortgage:
One-to-four-family residential	5,147	6,266
Total nonperforming troubled debt restructurings	$9,162	10,582
Both performing and nonperforming TDRs are considered to be impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses. The allowance for loan losses allocated to TDRs was $8.1 million and $9.1 million at March 31, 2014 and December 31, 2013, respectively.
The following tables present loans classified as TDRs that were modified during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars expressed in thousands)
Loan Modifications Classified as Troubled Debt Restructurings:
Commercial, financial and agricultural	—	$—	$—	1	$90	$45
Real estate mortgage:
One-to-four-family residential	15	2,580	2,157	10	2,223	1,898

The following tables present TDRs that defaulted within 12 months of modification during the three months ended March 31, 2014 and 2013:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars expressed in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate mortgage:
One-to-four-family residential	1	$438	—	—

Upon default of a TDR, which is considered to be 90 days or more past due under the modified terms, impairment is measured based on the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses.
Allowance for Loan Losses. Changes in the allowance for loan losses for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(dollars expressed in thousands)
Balance, beginning of period	$81,033	91,602
Loans charged-off	(3,447)	(6,883)
Recoveries of loans previously charged-off	2,245	3,451
Net loans charged-off	(1,202)	(3,432)
Provision for loan losses	—	—
Balance, end of period	$79,831	88,170
The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
Three Months Ended March 31, 2014:
Allowance for loan losses:
Beginning balance	$13,401	7,407	32,619	5,249	22,052	305	81,033
Charge-offs	(1,622)	(30)	(1,426)	(132)	(188)	(49)	(3,447)
Recoveries	752	600	791	7	57	38	2,245
Provision (benefit) for loan losses	1,340	(891)	(764)	145	122	48	—
Ending balance	$13,871	7,086	31,220	5,269	22,043	342	79,831
The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
Three Months Ended March 31, 2013:
Allowance for loan losses:
Beginning balance	$13,572	14,434	38,897	4,252	20,048	399	91,602
Charge-offs	(676)	(282)	(4,389)	(3)	(1,477)	(56)	(6,883)
Recoveries	1,067	395	1,231	—	718	40	3,451
Provision (benefit) for loan losses	205	(1,544)	921	(47)	431	34	—
Ending balance	$14,168	13,003	36,660	4,202	19,720	417	88,170

The following table represents a summary of the impairment method used by loan category at March 31, 2014 and December 31, 2013:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment and Net Deferred Loans Fees	Total
	(dollars expressed in thousands)
March 31, 2014:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$—	—	1,421	808	301	—	2,530
Impaired loans collectively evaluated for impairment	678	242	8,858	1,534	693	—	12,005
All other loans collectively evaluated for impairment	13,193	6,844	20,941	2,927	21,049	342	65,296
Total allowance for loan losses	$13,871	7,086	31,220	5,269	22,043	342	79,831
Loans:
Impaired loans individually evaluated for impairment	$6,190	2,881	10,515	28,483	9,012	—	57,081
Impaired loans collectively evaluated for impairment	6,833	1,761	94,734	991	4,303	13	108,635
All other loans collectively evaluated for impairment	619,066	116,595	805,264	95,642	1,050,498	16,798	2,703,863
Total loans	$632,089	121,237	910,513	125,116	1,063,813	16,811	2,869,579

December 31, 2013:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$—	62	2,275	1,034	385	—	3,756
Impaired loans collectively evaluated for impairment	497	232	8,937	1,404	605	—	11,675
All other loans collectively evaluated for impairment	12,904	7,113	21,407	2,811	21,062	305	65,602
Total allowance for loan losses	$13,401	7,407	32,619	5,249	22,052	305	81,033
Loans:
Impaired loans individually evaluated for impairment	$3,480	3,440	12,276	28,641	9,168	—	57,005
Impaired loans collectively evaluated for impairment	7,043	1,474	93,301	1,107	3,634	19	106,578
All other loans collectively evaluated for impairment	590,181	116,748	815,911	91,556	1,035,432	18,136	2,667,964
Total loans	$600,704	121,662	921,488	121,304	1,048,234	18,155	2,831,547

NOTE 5 – SERVICING RIGHTS
Mortgage Banking Activities. At March 31, 2014 and December 31, 2013, the Company serviced mortgage loans for others totaling $1.31 billion and $1.33 billion, respectively. Changes in mortgage servicing rights for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(dollars expressed in thousands)
Balance, beginning of period	$14,211	9,152
Originated mortgage servicing rights	455	1,229
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	151	854
Other changes in fair value (2)	(422)	(583)
Balance, end of period	$14,395	10,652
____________________

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Other Servicing Activities. At March 31, 2014 and December 31, 2013, the Company serviced United States Small Business Administration (SBA) loans for others totaling $135.8 million and $139.1 million, respectively. Changes in SBA servicing rights for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(dollars expressed in thousands)
Balance, beginning of period	$4,643	5,640
Originated SBA servicing rights	—	—
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	175	22
Other changes in fair value (2)	(136)	(139)
Balance, end of period	$4,682	5,523
____________________

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

NOTE 6 – DERIVATIVE INSTRUMENTS
The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The following table summarizes derivative instruments held by the Company, their notional amount, estimated fair values and their location in the consolidated balance sheets at March 31, 2014 and December 31, 2013:

			Derivatives in Other Assets
	Notional Amount		Fair Value Gain (Loss)
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(dollars expressed in thousands)
Derivative Instruments Not Designated as Hedging Instruments:
Interest rate lock commitments	$20,537	14,237	332	217
Forward commitments to sell mortgage-backed securities	27,800	29,100	14	296
Total	$48,337	43,337	346	513
Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These interest rate lock commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in June 2014.
The following table summarizes amounts included in the consolidated statements of income for the three months ended March 31, 2014 and 2013 related to non-hedging derivative instruments:

Derivative Instruments Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Operations on Derivatives	Amount of Gain (Loss) Recognized in Operations on Derivatives
		Three Months Ended
		March 31,
		2014	2013
		(dollars expressed in thousands)
Interest rate lock commitments	Gain on loans sold and held for sale	$115	(722)
Forward commitments to sell mortgage-backed securities	Gain on loans sold and held for sale	(282)	240

NOTE 7 – SUBORDINATED DEBENTURES
As of March 31, 2014, the Company had 13 affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering.
The Company’s distributions accrued on the junior subordinated debentures were $3.8 million and $3.7 million for the three months ended March 31, 2014 and 2013, respectively, and are included in interest expense in the consolidated statements of income. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in the Company’s capital base, as further discussed in Note 9 to the consolidated financial statements.
In August 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October, 2009. The terms of the junior subordinated debentures and the related trust indentures allow the Company to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. The Company had deferred such payments for 18 quarterly periods as of December 31, 2013. The Company had deferred $56.0 million of its regularly scheduled interest payments as of December 31, 2013. In addition, the Company had accrued additional interest expense of $6.7 million as of December 31, 2013 on the regularly scheduled deferred interest payments based on the interest rate in effect for each junior subordinated note issuance in accordance with the respective terms of the underlying agreements. During the deferral period, the respective trusts suspend the declaration and payment of dividends on the trust preferred securities.
During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. Accordingly, the Company also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September, 2009, as further described in Note 8 to the consolidated financial statements.
Under its agreement with the Federal Reserve Bank of St. Louis (FRB), the Company agreed, among other things, to provide certain information to the FRB, including, but not limited to, prior notice regarding the issuance of additional trust preferred securities. The Company also agreed not to make any distributions of interest or other sums on its outstanding trust preferred securities without the prior approval of the FRB, as further described in Note 9 to the consolidated financial statements.
On January 31, 2014, the Company received regulatory approval from the FRB, subject to certain conditions, which granted First Bank the authority to pay a dividend to the Company, and the authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities. In February 2014, First Bank paid a dividend of $70.0 million to the Company and the Company notified the trustees of the trust preferred securities of its intention to pay all cumulative interest that had been deferred on the junior subordinated debentures relating to the trust preferred securities, on the regularly scheduled quarterly payment dates in March and April, 2014. The aggregate amount owed on all of the junior subordinated debentures relating to the trust preferred securities at the respective March and April, 2014 payments totaled $66.4 million. On March 14, 2014, the Company paid interest on the junior subordinated debentures of $66.4 million to the respective trustees, which was subsequently distributed to the trust preferred securities holders on the respective interest payment dates in March and April, 2014.
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
NOTE 8 – STOCKHOLDERS’ EQUITY
Common Stock. There is no established public trading market for the Company’s common stock. Various trusts, which were established by and are administered by and for the benefit of the Company’s Chairman of the Board and members of his immediate family (including Mr. Michael Dierberg, Vice Chairman of the Company), own all of the voting stock of the Company.
Preferred Stock. The Company has four classes of preferred stock outstanding. On February 15, 2014, the annual dividend rate on the Class C Fixed Rate Cumulative Perpetual Preferred Stock (Class C Preferred Stock) increased from 5% to 9%.
The Company suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September, 2009. The Company has declared and accrued $68.4 million of its regularly scheduled dividend payments on its Class C Preferred Stock and Class D Fixed Rate Cumulative Perpetual Preferred Stock (Class D Preferred Stock) at March 31, 2014 and December 31, 2013, and has accrued an additional $9.4 million of cumulative dividends on such deferred dividend payments at March 31, 2014 and December 31, 2013. As such, the aggregate amount of these deferred and accrued dividend payments was $77.8 million at March 31, 2014 and December 31, 2013.
During the fourth quarter of 2013, the Company ceased declaring dividends on its Class C Preferred Stock and Class D Preferred Stock. Previously, the Company had declared and accrued dividends on its Class C Preferred Stock and Class D Preferred Stock

quarterly throughout the deferral period. If the Company had continued to declare and accrued dividends on its Class C Preferred Stock and Class D Preferred Stock during the fourth quarter of 2013 and the three months ended March 31, 2014, the Company would have accrued an additional $4.1 million and $5.5 million, respectively, of dividend payments, and the Company's aggregate deferred and accrued dividend payments would have been $87.4 million at March 31, 2014. The Company will continue to evaluate whether declaring dividends on its Class C Preferred Stock and Class D Preferred Stock is appropriate in future periods. The Company's cessation of declaring and accruing dividends on its Class C Preferred Stock and Class D Preferred Stock did not have any effect on the terms of the outstanding Class C Preferred Stock and Class D Preferred Stock, including the Company's obligations thereunder.
Accumulated Other Comprehensive Income (Loss). The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, by component, for the three months ended March 31, 2014:

	Investment Securities	Defined Benefit Pension Plan	Total
	(dollars expressed in thousands)
Three Months Ended March 31, 2014:
Balance, beginning of period	$10,151	(2,649)	7,502
Other comprehensive income before reclassifications	4,432	21	4,453
Amounts reclassified from accumulated other comprehensive loss	(753)	—	(753)
Net current period other comprehensive income	3,679	21	3,700
Balance, end of period	$13,830	(2,628)	11,202
The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, by component, for the three months ended March 31, 2013:

	Investment Securities	Defined Benefit Pension Plan	Deferred Tax Asset Valuation Allowance	Total
	(dollars expressed in thousands)
Three Months Ended March 31, 2013:
Balance, beginning of period	$35,186	(3,544)	13,617	45,259
Other comprehensive (loss) income before reclassifications	(2,681)	30	(2,122)	(4,773)
Amounts reclassified from accumulated other comprehensive income	5	—	—	5
Net current period other comprehensive (loss) income	(2,676)	30	(2,122)	(4,768)
Balance, end of period	$32,510	(3,514)	11,495	40,491

NOTE 9 – REGULATORY CAPITAL AND OTHER REGULATORY MATTERS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets, or Tier1 leverage ratio.
The Company was categorized as adequately capitalized under minimum regulatory capital standards established for bank holding companies by the Federal Reserve at March 31, 2014 and December 31, 2013. The Company must maintain minimum total capital, Tier 1 capital and Tier 1 leverage ratios as set forth in the table below in order to meet the minimum capital adequacy standards.
First Bank was categorized as well capitalized at March 31, 2014 and December 31, 2013 under the prompt corrective action provisions of the regulatory capital standards. First Bank must maintain minimum total capital, Tier 1 capital and Tier 1 leverage ratios as set forth in the table below in order to be categorized as well capitalized.

At March 31, 2014 and December 31, 2013, the Company's and First Bank’s required and actual capital ratios were as follows:

						To be Well Capitalized Under Prompt Corrective Action Provisions
	Actual				For Capital Adequacy Purposes
	March 31, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio
	(dollars expressed in thousands)
Total capital (to risk-weighted assets):
First Banks, Inc.	$425,829	11.73%	$405,856	11.13%	8.0%	N/A
First Bank (1)	679,594	18.70	734,535	20.12	8.0	10.0%
Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	253,332	6.98	239,868	6.58	4.0	N/A
First Bank (1)	633,700	17.43	688,427	18.86	4.0	6.0
Tier 1 capital (to average assets):
First Banks, Inc.	253,332	4.51	239,868	4.12	4.0	N/A
First Bank (1)	633,700	11.30	688,427	11.77	4.0	5.0
____________________

(1)	The reduction in First Bank's regulatory capital ratios during the first quarter of 2014 primarily resulted from the payment of a $70 million dividend to the Company, as further described below.
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
The Agreement requires, among other things, that the Company and First Bank obtain prior approval from the FRB in order to pay dividends. In addition, the Company must obtain prior approval from the FRB to: (i) take any other form of payment from First Bank representing a reduction in capital of First Bank; (ii) make any distributions of interest, principal or other sums on junior subordinated debentures or trust preferred securities; (iii) incur, increase or guarantee any debt; or (iv) purchase or redeem any shares of the Company’s stock. The FRB has complete discretion to grant any such approval and therefore, it is not known whether the FRB will approve any request. On January 31, 2014, the Company received regulatory approval from the FRB, which granted First Bank the authority to pay a dividend to the Company, and the authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities. In February 2014, First Bank paid a dividend of $70.0 million to the Company and the Company notified the trustees of the trust preferred securities of its intention to pay all cumulative interest that had been deferred on the junior subordinated debentures relating to its trust preferred securities, on the regularly scheduled quarterly payment dates in March and April, 2014, as further described in Note 7 to the consolidated financial statements.
Pursuant to the terms of the Agreement, the Company and First Bank submitted a written plan to the FRB to maintain sufficient capital at the Company, on a consolidated basis, and at First Bank, on a standalone basis. In addition, the Agreement also provides that the Company and First Bank must notify the FRB if the regulatory capital ratios of either entity fall below those set forth in the capital plans that were accepted by the FRB, and specifically if First Bank falls below the criteria for being well capitalized under the regulatory framework for prompt corrective action. The Company must also notify the FRB before appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer position. The Agreement also requires the Company and First Bank to comply with certain restrictions regarding indemnification and severance payments although First Bank was notified, as of October 16, 2013, by the FRB that such restriction is no longer applicable to First Bank. The Agreement is specifically enforceable by the FRB in court.
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

•
Requires institutions to maintain a capital conservation buffer composed of common equity Tier 1 capital of 2.5% above the minimum risk-based capital requirements. Institutions that do not maintain the capital conservation buffer are precluded from: (1) paying dividends and making certain other capital distributions; (2) making interest payments on trust preferred securities (unless the non-payment of interest would otherwise trigger an event of default); and (3) making certain discretionary bonus payments to executive officers. The capital conservation buffer is measured relative to risk-weighted assets and will be phased in over a four-year period beginning on January 1, 2016 with an initial requirement of 0.625% above the minimum capital requirement. The capital conservation buffer subsequently increases to 1.25%, 1.875% and 2.5% on January 1, 2017, 2018 and 2019, respectively;

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

The calculation of common equity Tier 1 capital is different from the calculation of common equity under GAAP. Most significantly for the Company, the Company's net deferred tax assets, which are included in the calculation of common equity under GAAP, will be substantially phased out over time from the required calculation of common equity Tier 1 capital for regulatory purposes. The net deferred tax assets attributable to net operating loss and tax credit carryforwards, which comprised over 88.0% of the Company's net deferred tax assets as of March 31, 2014, are scheduled to be phased out entirely from inclusion in the calculation of common equity Tier 1 capital in 2018. The Company is in the process of more fully evaluating the impact the final Basel III capital rules may have on its regulatory capital levels and capital planning strategies.
In light of the Company's current capital and the future changes in the calculation of regulatory capital as a result of Basel III, absent a substantial increase in qualifying common equity, the Company is not likely to meet the common equity Tier 1 requirement as it will be calculated in 2015, or to meet the common equity Tier 1 requirement as it will be calculated in 2016 when the capital conservation buffer goes into effect. The inability to remain adequately capitalized under the new Basel III capital requirements could materially adversely impact the Company's financial condition, results of operations, and ability to grow. In addition, the inability to meet the capital conservation buffer would preclude the Company from making dividend payments on capital stock and interest payments on trust preferred securities absent a waiver of the Basel III rules by the Federal Reserve when the capital conservation rules become applicable to the Company in 2016.

NOTE 10 – FAIR VALUE DISCLOSURES
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
Other real estate. Certain other real estate, upon initial recognition, is re-measured and reported at fair value through a charge-off to the allowance for loan losses based upon the estimated fair value of the other real estate. The fair value of other real estate, upon initial recognition, is estimated using Level 3 inputs based on third party appraisals, and where applicable, discounted based on management’s judgment taking into account current market conditions, distressed or forced sale price comparisons and other factors in effect at the time of valuation. The Company classifies other real estate subjected to nonrecurring fair value adjustments as Level 3.
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
Items Measured on a Recurring Basis. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
March 31, 2014:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	195,094	—	195,094
Residential mortgage-backed	—	1,003,445	—	1,003,445
Commercial mortgage-backed	—	851	—	851
State and political subdivisions	—	31,340	—	31,340
Corporate notes	—	175,751	—	175,751
Equity investments	1,691	—	—	1,691
Mortgage loans held for sale	—	21,402	—	21,402
Derivative instruments:
Interest rate lock commitments	—	332	—	332
Forward commitments to sell mortgage-backed securities	—	14	—	14
Servicing rights	—	—	19,077	19,077
Total	$1,691	1,428,229	19,077	1,448,997
Liabilities:
Nonqualified deferred compensation plan	$6,294	—	—	6,294
Total	$6,294	—	—	6,294
December 31, 2013:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	275,899	—	275,899
Residential mortgage-backed	—	1,105,787	—	1,105,787
Commercial mortgage-backed	—	856	—	856
State and political subdivisions	—	31,557	—	31,557
Corporate notes	—	196,203	—	196,203
Equity investments	1,443	—	—	1,443
Mortgage loans held for sale	—	25,548	—	25,548
Derivative instruments:
Interest rate lock commitments	—	217	—	217
Forward commitments to sell mortgage-backed securities	—	296	—	296
Servicing rights	—	—	18,854	18,854
Total	$1,443	1,636,363	18,854	1,656,660
Liabilities:
Nonqualified deferred compensation plan	$6,641	—	—	6,641
Total	$6,641	—	—	6,641
There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2014 and 2013.

The following table presents the changes in Level 3 assets measured on a recurring basis for the three months ended March 31, 2014 and 2013:

	Servicing Rights
	Three Months Ended
	March 31,
	2014	2013
	(dollars expressed in thousands)
Balance, beginning of period	$18,854	14,792
Total gains or losses (realized/unrealized):
Included in earnings (1)	(232)	154
Included in other comprehensive income	—	—
Issuances	455	1,229
Transfers in and/or out of level 3	—	—
Balance, end of period	$19,077	16,175
____________________

(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of income.
Items Measured on a Nonrecurring Basis. From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
March 31, 2014:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	12,345	12,345
Real estate construction and development	—	—	4,400	4,400
Real estate mortgage:
Residential mortgage	—	—	89,292	89,292
Home equity	—	—	5,678	5,678
Multi-family residential	—	—	27,132	27,132
Commercial real estate	—	—	12,321	12,321
Consumer and installment	—	—	13	13
Other real estate	—	—	61,485	61,485
Total	$—	—	212,666	212,666
December 31, 2013:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	10,026	10,026
Real estate construction and development	—	—	4,620	4,620
Real estate mortgage:
Residential mortgage	—	—	88,476	88,476
Home equity	—	—	5,889	5,889
Multi-family residential	—	—	27,310	27,310
Commercial real estate	—	—	11,812	11,812
Consumer and installment	—	—	19	19
Other real estate	—	—	66,702	66,702
Total	$—	—	214,854	214,854
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
Other real estate measured at fair value upon initial recognition totaled $1.0 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively. In addition to other real estate measured at fair value upon initial recognition, the Company recorded write-downs to the balance of other real estate of $97,000 and $258,000 to noninterest expense for the three months ended March 31, 2014 and 2013, respectively.

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
Other borrowings and accrued interest payable. The carrying values reported in the consolidated balance sheets for variable rate borrowings approximate fair value. The fair value of fixed rate borrowings is based on quoted market prices where available. If quoted market prices are not available, the fair value is based on discounting contractual maturities using an estimate of current market rates for similar instruments. The Company classifies its other borrowings, comprised of securities sold under agreements to repurchase, as Level 1. The carrying values reported in the consolidated balance sheets for accrued interest payable approximate fair value.
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

The estimated fair value of the Company’s financial instruments at March 31, 2014 was as follows:

	March 31, 2014
	Carrying Value	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$341,235	341,235	—	—	341,235
Investment securities:
Available for sale	1,408,172	1,691	1,406,481	—	1,408,172
Held to maturity	718,672	—	704,977	—	704,977
Loans held for portfolio	2,789,748	—	—	2,683,895	2,683,895
Loans held for sale	21,402	—	21,402	—	21,402
FRB and FHLB stock	32,148	32,148	—	—	32,148
Derivative instruments	346	—	346	—	346
Accrued interest receivable	16,087	16,087	—	—	16,087
Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,273,662	1,273,662	—	—	1,273,662
Interest-bearing demand	699,158	699,158	—	—	699,158
Savings and money market	1,841,905	1,841,905	—	—	1,841,905
Time deposits	1,027,706	—	—	1,027,869	1,027,869
Securities sold under agreements to repurchase	36,713	36,713	—	—	36,713
Accrued interest payable	656	656	—	—	656
Subordinated debentures	354,229	—	—	287,981	287,981
Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(2,715)	—	—	(2,715)	(2,715)
The estimated fair value of the Company’s financial instruments at December 31, 2013 was as follows:

	December 31, 2013
	Carrying Value	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$190,435	190,435	—	—	190,435
Investment securities:
Available for sale	1,611,745	1,443	1,610,302	—	1,611,745
Held to maturity	740,186	—	719,183	—	719,183
Loans held for portfolio	2,750,514	—	—	2,562,160	2,562,160
Loans held for sale	25,548	—	25,548	—	25,548
FRB and FHLB stock	27,357	27,357	—	—	27,357
Derivative instruments	513	—	513	—	513
Accrued interest receivable	17,798	17,798	—	—	17,798
Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,243,545	1,243,545	—	—	1,243,545
Interest-bearing demand	679,527	679,527	—	—	679,527
Savings and money market	1,844,710	1,844,710	—	—	1,844,710
Time deposits	1,046,113	—	—	1,046,485	1,046,485
Securities sold under agreements to repurchase	43,143	43,143	—	—	43,143
Accrued interest payable	63,341	63,341	—	—	63,341
Subordinated debentures	354,210	—	—	242,678	242,678
Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(2,715)	—	—	(2,715)	(2,715)

NOTE 11 – INCOME TAXES
The realization of the Company’s net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies. The Company previously had a full valuation allowance against its net deferred tax assets. The deferred tax asset valuation allowance was recorded in accordance with ASC Topic 740, “Income Taxes.” Under ASC Topic 740, the Company is required to assess whether it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. Pursuant to ASC Topic 740, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years.
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
After analysis of all available positive and negative evidence, the Company reversed substantially all of its valuation allowance against its net deferred tax assets, which was reflected as a benefit for income taxes in the consolidated statements of income and as an adjustment to accumulated other comprehensive income during the fourth quarter of 2013. The Company concluded that, as of December 31, 2013, it was more likely than not that substantially all of its net deferred tax assets would be realized in future years. This conclusion was primarily based on projected future taxable income, in addition to cumulative earnings resulting from eight consecutive quarters of profitability (excluding the goodwill impairment charge recognized during the fourth quarter of 2013), significant improvement in asset quality metrics and certain other relevant factors. If the Company’s estimate of realizability of its net deferred tax assets changes in the future, an adjustment to the valuation allowance would be recorded, which would either increase or decrease income tax expense in such period.
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
A summary of the Company’s deferred tax assets and deferred tax liabilities at March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
	(dollars expressed in thousands)
Gross deferred tax assets	$375,092	359,261
Unrecognized tax benefits for uncertain tax positions	(879)	—
Valuation allowance	(43,380)	(43,380)
Deferred tax assets, net of valuation allowance	330,833	315,881
Deferred tax liabilities	49,609	28,397
Net deferred tax assets	$281,224	287,484
At March 31, 2014 and December 31, 2013, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $565.9 million and $571.8 million, respectively. For state income tax purposes, the Company had net operating loss carryforwards of approximately $785.4 million at March 31, 2014 and December 31, 2013, and a related deferred tax asset of $66.7 million and $66.6 million, respectively.

NOTE 12 – EARNINGS (LOSS) PER COMMON SHARE
The following is a reconciliation of basic and diluted earnings (loss) per share (EPS) for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands, except share and per share data)
Basic:
Net income from continuing operations attributable to First Banks, Inc.	$5,405	8,774
Preferred stock dividends declared	—	(4,881)
Accretion of discount on preferred stock	—	(898)
Net income from continuing operations attributable to common stockholders	5,405	2,995
Net loss from discontinued operations attributable to common stockholders	—	(2,064)
Net income available to First Banks, Inc. common stockholders	$5,405	931

Weighted average shares of common stock outstanding	23,661	23,661

Basic earnings per common share – continuing operations	$228.43	126.59
Basic loss per common share – discontinued operations	$—	(87.24)
Basic earnings per common share	$228.43	39.35

Diluted:
Net income from continuing operations attributable to common stockholders	$5,405	2,995
Net loss from discontinued operations attributable to common stockholders	—	(2,064)
Net income available to First Banks, Inc. common stockholders	5,405	931
Effect of dilutive securities – Class A convertible preferred stock	—	—
Diluted income available to First Banks, Inc. common stockholders	$5,405	931

Weighted average shares of common stock outstanding	23,661	23,661
Effect of dilutive securities – Class A convertible preferred stock	4,421	—
Weighted average diluted shares of common stock outstanding	28,082	23,661

Diluted earnings per common share – continuing operations	$192.46	126.59
Diluted loss per common share – discontinued operations	$—	(87.24)
Diluted earnings per common share	$192.46	39.35

NOTE 13 – BUSINESS SEGMENT RESULTS
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

The business segment results are consistent with the Company’s internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. The business segment results are summarized as follows:

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(dollars expressed in thousands)
Balance sheet information:
Investment securities	$2,126,844	2,351,931	—	—	2,126,844	2,351,931
Total loans	2,890,981	2,857,095	—	—	2,890,981	2,857,095
FRB and FHLB stock	32,148	27,357	—	—	32,148	27,357
Total assets	5,836,010	5,865,160	54,549	53,823	5,890,559	5,918,983
Deposits	4,849,783	4,815,792	(7,352)	(1,897)	4,842,431	4,813,895
Securities sold under agreements to repurchase	36,713	43,143	—	—	36,713	43,143
Subordinated debentures	—	—	354,229	354,210	354,229	354,210
Stockholders’ equity	872,845	931,561	(375,539)	(443,305)	497,306	488,256

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014	2013
	(dollars expressed in thousands)
Income statement information:
Interest income	$42,189	43,986	—	—	42,189	43,986
Interest expense	2,051	2,473	3,798	3,676	5,849	6,149
Net interest income (loss)	40,138	41,513	(3,798)	(3,676)	36,340	37,837
Provision for loan losses	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	40,138	41,513	(3,798)	(3,676)	36,340	37,837
Noninterest income	14,559	15,284	116	111	14,675	15,395
Noninterest expense	42,993	43,863	(245)	184	42,748	44,047
Income (loss) from continuing operations before provision (benefit) for income taxes	11,704	12,934	(3,437)	(3,749)	8,267	9,185
Provision (benefit) for income taxes	4,120	148	(1,203)	217	2,917	365
Net income (loss) from continuing operations, net of tax	7,584	12,786	(2,234)	(3,966)	5,350	8,820
Loss from discontinued operations, net of tax	—	(2,064)	—	—	—	(2,064)
Net income (loss)	7,584	10,722	(2,234)	(3,966)	5,350	6,756
Net (loss) income attributable to noncontrolling interest in subsidiary	(55)	46	—	—	(55)	46
Net income (loss) attributable to First Banks, Inc.	$7,639	10,676	(2,234)	(3,966)	5,405	6,710

NOTE 14 – TRANSACTIONS WITH RELATED PARTIES
First Services, L.P. First Services, L.P. (First Services), a limited partnership indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, provides information technology, item processing and various related services to the Company and First Bank. Fees paid under agreements with First Services were $5.3 million and $5.0 million for the three months ended March 31, 2014 and 2013, respectively. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of such equipment of $390,000 and $244,000 for the three months ended March 31, 2014 and 2013, respectively. In addition, First Services paid $435,000 for the three months ended March 31, 2014 and 2013 in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.
First Services has an Affiliate Services Agreement with the Company and First Bank that relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, accounting services, insurance services, vendor payment processing services and advisory services. Fees accrued under the Affiliate Services Agreement by First Services were $60,000 and $46,000 for the three months ended March 31, 2014 and 2013, respectively.
First Brokerage America, L.L.C. First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, received approximately $1.0 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively, in gross commissions paid by unaffiliated third-party companies. The commissions received primarily resulted from sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid approximately $93,000 and $114,000 for the three months ended March 31, 2014 and 2013, respectively, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.
Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of the Company’s Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $126,000 and $122,000 for the three months ended March 31, 2014 and 2013, respectively.
First Capital America, Inc. / FB Holdings, LLC. The Company formed FB Holdings, a limited liability company organized in the state of Missouri, in May 2008. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. First Bank owned 53.23% and FCA, a corporation owned by the Company’s Chairman and members of his immediate family, owned the remaining 46.77% of FB Holdings as of March 31, 2014. FCA's ownership in FB Holdings is reflected as a component of stockholders’ equity in the consolidated balance sheets.
Investors of America Limited Partnership. On March 20, 2013, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement (the Credit Agreement) with Investors of America Limited Partnership (Investors of America, LP). Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company. The Credit Agreement provided for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which matured on March 31, 2014, had an interest rate of LIBOR plus 300 basis points. There were no balances outstanding under the Credit Agreement from its origination date through its maturity date.
Loans to Directors, Executive Officers and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors, executive officers and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of the Company were $13.1 million and $12.0 million at March 31, 2014 and December 31, 2013, respectively. First Bank does not extend credit to its officers or to officers of the Company, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.
Depositary Accounts of Directors, Executive Officers and/or their Affiliates. Certain directors, executive officers and/or their affiliates maintain funds on deposit with First Bank in the ordinary course of business. These deposit transactions include demand, savings and time accounts, and have been established on the same terms, including interest rates, as those prevailing at the time for comparable transactions with unaffiliated persons.
NOTE 15 – CONTINGENT LIABILITIES
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
The Company and First Bank have entered into agreements with the FRB and MDOF, as further described in Note 9 to the consolidated financial statements. The informal agreement with the MDOF, dated as of September 18, 2008, was terminated effective September 11, 2013.

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

•	Our ability to raise sufficient capital and/or maintain capital at levels necessary or desirable to support our operations;

•	The risks associated with implementing our business strategy;

•
Regulatory actions that impact First Banks, Inc. and First Bank, including our ability to comply with the terms of the regulatory agreement entered into among First Banks, Inc., First Bank, and the Federal Reserve Bank of St. Louis, as further discussed under “Overview and Recent Developments – Regulatory Agreements;”

•	The effects of and changes in trade and monetary and fiscal policies and laws;

•	The appropriateness of our allowance for loan losses to absorb the amount of actual losses inherent in our existing loan portfolio;

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
Actual events or our actual future results may differ materially from any forward-looking statement due to these and other risks, uncertainties and significant factors. For a discussion of these and other risk factors that may impact these forward-looking statements, please refer to our 2013 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on March 25, 2014. We wish to caution readers of this Quarterly Report on Form 10-Q that the foregoing list of important factors may not be all-inclusive and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We do not have a duty to and do not undertake any obligation to update these forward-looking statements. Readers of this Quarterly Report on Form 10-Q should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on these statements.

OVERVIEW AND RECENT DEVELOPMENTS
We, or the Company, are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries. First Bank’s subsidiaries are wholly owned at March 31, 2014 except for FB Holdings, LLC, or FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, as further described in Note 14 to our consolidated financial statements.
First Bank currently operates 130 branch banking offices in eastern Missouri, southern Illinois, southern and northern California, and Florida's Bradenton, Palmetto and Longboat Key communities. Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services.
Discontinued Operations. The assets and liabilities associated with the transactions described (and defined) below were previously reported in the First Bank segment and were sold as part of our Capital Optimization Plan, or Capital Plan:

•
The sale of certain assets and the transfer of certain liabilities, primarily deposits, of First Bank's Association Bank Services, or ABS, line of business, to Union Bank, N.A., or Union Bank, on November 22, 2013; and

•
The sale of certain assets and the transfer of certain liabilities associated with eight of First Bank's retail branches located in Pinellas County, Florida to HomeBanc National Association on April 19, 2013 and the closure of First Bank's remaining three retail branches in the Northern Florida region on April 5, 2013. The eight branches sold and the three branches closed are collectively defined as the Northern Florida Region.

We have applied discontinued operations accounting in accordance with Accounting Standards Codification™, or ASC, Topic 205-20, “Presentation of Financial Statements - Discontinued Operations,” to the operations of our ABS line of business and our Northern Florida Region for the three months ended March 31, 2013. All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted.
See Note 2 to our consolidated financial statements for further information regarding discontinued operations.
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

•
Requires institutions to maintain a capital conservation buffer composed of common equity Tier 1 capital of 2.5% above the minimum risk-based capital requirements. Institutions that do not maintain the capital conservation buffer are precluded from: (1) paying dividends and making certain other capital distributions; (2) making interest payments on trust preferred securities (unless the non-payment of interest would otherwise trigger an event of default); and (3) making certain discretionary bonus payments to executive officers. The capital conservation buffer is measured relative to risk-weighted assets and will be phased in over a four-year period beginning on January 1, 2016 with an initial requirement of 0.625% above the minimum capital requirement. The capital conservation buffer subsequently increases to 1.25%, 1.875% and 2.5% on January 1, 2017, 2018 and 2019, respectively;

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

The calculation of common equity Tier 1 capital is different from the calculation of common equity under U.S. generally accepted accounting principles, or GAAP. Most significantly for the Company, the Company's net deferred tax assets, which are included in the calculation of common equity under GAAP, will be substantially phased out over time from the required calculation of common equity Tier 1 capital for regulatory purposes. To illustrate the difference between common equity under GAAP and common equity Tier 1 capital for regulatory purposes, the Company’s common equity under GAAP as of March 31, 2014 was $66.5 million, which includes net deferred tax assets of $281.2 million. In 2016, the majority of the Company’s net deferred tax assets will be excluded from the regulatory calculation of common equity Tier 1 capital due to the phase in requirements of the Basel III rules. As a direct result of this exclusion and the phase in of other required changes in the regulatory calculation of common equity Tier 1 capital, if, hypothetically, the Company were to apply the regulatory capital rules applicable in 2016 as of March 31, 2014, the Company’s common equity Tier 1 capital as of March 31, 2014 using the rules applicable in 2016 would be negative $107.7 million, or $174.2 million less than the Company’s common equity under GAAP. The net deferred tax assets attributable to net operating loss and tax credit carryforwards, which comprised over 88.0% of the Company's net deferred tax assets as of March 31, 2014, are scheduled to be phased out entirely from inclusion in the calculation of common equity Tier 1 capital in 2018. We are in the process of more fully evaluating the impact the final Basel III capital rules may have on our regulatory capital levels and capital planning strategies.
In light of the Company’s current capital and the future changes in the calculation of regulatory capital as a result of Basel III, absent a substantial increase in qualifying common equity, the Company is not likely to meet the common equity Tier 1 requirement as it will be calculated in 2015, or to meet the common equity Tier 1 requirement as it will be calculated in 2016 when the capital conservation buffer goes into effect. The inability to remain adequately capitalized under the new Basel III capital requirements could materially adversely impact our financial condition, results of operations, and ability to grow. In addition, the inability to meet the capital conservation buffer would preclude the Company from making dividend payments on capital stock and interest payments on trust preferred securities absent a waiver of the Basel III rules by the Federal Reserve when the capital conservation rules become applicable to the Company in 2016.
See further information regarding these matters under “Item 1A – Risk Factors.”
Dividend from First Bank and Payment of Interest on Junior Subordinated Debentures. On January 31, 2014, the Company received regulatory approval from the Federal Reserve Bank of St. Louis, or FRB, subject to certain conditions, which granted First Bank the authority to pay a dividend to the Company, and the authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities. In February 2014, First Bank paid a dividend of $70.0 million to the Company. In March 2014, the Company paid interest on all of the junior subordinated debentures of $66.4 million to the respective trustees, which was subsequently distributed to the trust preferred securities holders on the respective interest payment dates in March and April, 2014, as further described in Note 7 to our consolidated financial statements.
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
The Agreement requires, among other things, that the Company and First Bank obtain prior approval from the FRB in order to pay dividends. In addition, the Company must obtain prior approval from the FRB to: (i) take any other form of payment from First Bank representing a reduction in capital of First Bank; (ii) make any distributions of interest, principal or other sums on junior subordinated debentures or trust preferred securities; (iii) incur, increase or guarantee any debt; or (iv) purchase or redeem any shares of the Company's stock. The FRB has complete discretion to grant any such approval and therefore, it is not known whether the FRB will approve any request. The FRB has complete discretion to grant any such approval and therefore, it is not known whether the FRB will approve any request. On January 31, 2014, the Company received regulatory approval from the FRB, subject to certain conditions, granting First Bank the authority to pay a dividend to the Company, and authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities, as previously described above.
Pursuant to the terms of the Agreement, the Company and First Bank submitted a written plan to the FRB to maintain sufficient capital at the Company, on a consolidated basis, and at First Bank, on a standalone basis. In addition, the Agreement also provides that the Company and First Bank must notify the FRB if the regulatory capital ratios of either entity fall below those set forth in the capital plans that were accepted by the FRB, and specifically if First Bank falls below the criteria for being well capitalized under the regulatory framework for prompt corrective action. The Company must also notify the FRB before appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer position. The Agreement also requires the Company and First Bank to comply with certain restrictions regarding indemnification and severance payments although First Bank was notified, as of October 16, 2013, by the FRB that such restrictions are no longer applicable to First Bank. The Agreement is specifically enforceable by the FRB in court.
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
RESULTS OF OPERATIONS
Overview. We recorded net income of $5.4 million for the three months ended March 31, 2014, compared to $6.7 million for the three months ended March 31, 2013. Our net income reflects the following:

•
Net interest income of $36.3 million for the three months ended March 31, 2014, compared to $37.8 million for the comparable period in 2013, and an increase in our net interest margin to 2.77% for the three months ended March 31, 2014, compared to 2.59% for the comparable period in 2013;

•	A provision for loan losses of zero for the three months ended March 31, 2014 and 2013;

•	Noninterest income of $14.7 million for the three months ended March 31, 2014, compared to $15.4 million for the comparable period in 2013;

•	Noninterest expense of $42.7 million for the three months ended March 31, 2014, compared to $44.0 million for the comparable period in 2013;

•	A provision for income taxes of $2.9 million for the three months ended March 31, 2014, compared to $365,000 for the comparable period in 2013;

•	A net loss from discontinued operations, net of tax, of $2.1 million for the three months ended March 31, 2013; and

•
A net loss attributable to noncontrolling interest in subsidiary of $55,000 for the three months ended March 31, 2014 and net income attributable to noncontrolling interest in subsidiary of $46,000 for the comparable period in 2013.

Net Interest Income and Average Balance Sheets. The primary source of our income is net interest income. The following table sets forth, on a tax-equivalent basis, certain information on a continuing operations basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars expressed in thousands)
ASSETS:
Interest-earning assets:
Loans (1)(2)(3)	$2,877,153	29,091	4.10%	$2,845,660	30,186	4.30%
Investment securities (3)	2,222,831	12,656	2.31	2,667,856	13,283	2.02
FRB and FHLB stock	30,280	358	4.79	27,479	303	4.47
Short-term investments	189,171	120	0.26	400,047	262	0.27
Total interest-earning assets	5,319,435	42,225	3.22	5,941,042	44,034	3.01
Nonearning assets	580,512			416,768
Assets of discontinued operations	—			46,502
Total assets	$5,899,947			$6,404,312

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$675,021	82	0.05%	$647,158	76	0.05%
Savings and money market	1,843,543	744	0.16	1,858,523	635	0.14
Time deposits of $100 or more	399,589	486	0.49	418,011	656	0.64
Other time deposits	645,885	722	0.45	763,583	1,103	0.59
Total interest-bearing deposits	3,564,038	2,034	0.23	3,687,275	2,470	0.27
Securities sold under agreements to repurchase	39,839	4	0.04	27,695	3	0.04
Subordinated debentures	354,220	3,811	4.36	354,143	3,676	4.21
Total interest-bearing liabilities	3,958,097	5,849	0.60	4,069,113	6,149	0.61
Noninterest-bearing liabilities:
Demand deposits	1,244,380			1,155,740
Other liabilities	202,606			184,147
Liabilities of discontinued operations	—			698,279
Total liabilities	5,405,083			6,107,279
Stockholders’ equity	494,864			297,033
Total liabilities and stockholders’ equity	$5,899,947			$6,404,312

Net interest income		36,376			37,885
Interest rate spread			2.62			2.40
Net interest margin (4)			2.77%			2.59%
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were $36,000 and $48,000 for the three months ended March 31, 2014 and 2013, respectively.

(4)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.
Our balance sheet is presently asset sensitive, and as such, our net interest margin has been negatively impacted by the low interest rate environment as our loan portfolio re-prices on an immediate basis; whereas we are unable to immediately re-price our deposit portfolio to current market interest rates, thereby resulting in a compression of our net interest margin. Our asset-sensitive position, coupled with the high level of short-term investments and investment securities as a percentage of our interest-earning assets has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income in the future. We continue our efforts to re-define our overall strategy and business plans with respect to our loan portfolio in light of ongoing changes in market conditions in our markets, focusing on loan growth initiatives.

Net interest income, expressed on a tax-equivalent basis, decreased to $36.4 million for the three months ended March 31, 2014, compared to $37.9 million for the comparable period in 2013. Our net interest margin increased 18 basis points to 2.77% for the three months ended March 31, 2014, from 2.59% for the comparable period in 2013.
We attribute the increase in our net interest margin for the three months ended March 31, 2014, as compared to the comparable period in 2013, to an increase in the average yield on investment securities, a decrease in the cost of interest-bearing deposits and a reduction in our average short-term investments, partially offset by a decrease in the average yield on loans. We attribute the decrease in our net interest income for the three months ended March 31, 2014, as compared to the comparable period in 2013, to a lower average balance of interest-earning assets, primarily resulting from the sale of our ABS line of business in November, 2013. While improved from the three months ended March 31, 2013, our net interest margin is expected to continue to remain at lower than historical levels until loan balances become a higher percentage of our interest-earning assets.
Interest income on our loan portfolio, expressed on a tax-equivalent basis, decreased $1.1 million for the three months ended March 31, 2014, as compared to the comparable period in 2013. Average loans increased $31.5 million to $2.88 billion for the three months ended March 31, 2014, as compared to $2.85 billion for the comparable period in 2013, while the yield on our loan portfolio decreased 20 basis points to 4.10% for the three months ended March 31, 2014, from 4.30% for the comparable period in 2013. The increase in average loans primarily reflects increased production loan volumes, particularly in our commercial, financial and agricultural and commercial real estate portfolios, partially offset by loan payoffs and principal payments and the exit of certain of our problem credit relationships. The yield on our loan portfolio continues to be adversely impacted by the lower levels of prime and declining LIBOR interest rates, as a significant portion of our loan portfolio is priced to these indices.
Interest income on our investment securities, expressed on a tax-equivalent basis, decreased $627,000 for the three months ended March 31, 2014, as compared to the comparable period in 2013. Average investment securities decreased $445.0 million for the three months ended March 31, 2014, as compared to the comparable period in 2013. The yield earned on our investment securities portfolio increased 29 basis points to 2.31% for the three months ended March 31, 2014, as compared to 2.02% for the comparable period in 2013. During 2013, we reinvested proceeds from sales and maturities of certain investment securities into cash and cash equivalents to build liquidity in anticipation of the sale of our ABS line of business, which was completed in November 2013. During the first quarter of 2014, we sold certain investment securities to fund loan growth and to pay all of the cumulative deferred interest on our junior subordinated debentures relating to the Company's trust preferred securities in March 2014. We continue to maintain a high level of investment securities in an effort to support future loan growth opportunities.
Interest income on our short-term investments decreased $142,000 for the three months ended March 31, 2014, as compared to the comparable period in 2013. Average short-term investments decreased $210.9 million for the three months ended March 31, 2014, as compared to the comparable period in 2013. During 2013, we utilized funds available from sales and maturities of investment securities and the decrease in our average total deposits to increase our liquidity position for the sales of our ABS line of business during the fourth quarter of 2013 and our Northern Florida Region during the second quarter of 2013. The yield on our short-term investments was 0.26% and 0.27% for the three months ended March 31, 2014 and 2013, respectively, reflecting the investment of the majority of funds in our short-term investments in our correspondent bank account with the FRB, which currently earns 0.25%.
Interest expense on our interest-bearing deposits decreased $436,000 for the three months ended March 31, 2014, as compared to the comparable period in 2013. Average total deposits decreased $34.6 million to $4.81 billion for the three months ended March 31, 2014, from $4.84 billion for the comparable period in 2013. A decrease in average interest-bearing deposits of $123.2 million was partially offset by an increase in average noninterest-bearing deposits of $88.6 million for the three months ended March 31, 2014, as compared to the comparable period in 2013. The decrease in average interest-bearing deposits primarily reflects anticipated reductions of higher rate certificates of deposit and promotional money market deposits, partially offset by organic growth in demand deposits through deposit development programs, including marketing campaigns and enhanced product and service offerings. The mix in our deposit portfolio volumes for the three months ended March 31, 2014, as compared to the comparable period in 2013, primarily reflects a shift from time deposits and savings and money market deposits to interest-bearing and noninterest-bearing demand deposits. Decreases in our average time deposits, and savings and money market deposits, of $136.1 million and $15.0 million, respectively, for the three months ended March 31, 2014, as compared to the comparable period in 2013, were partially offset by increases in average interest-bearing and noninterest-bearing demand deposits of $27.9 million and $88.6 million, respectively, for the three months ended March 31, 2014, as compared to the comparable period in 2013. The aggregate weighted average rate paid on our interest-bearing deposit portfolio decreased four basis points to 0.23% for the three months ended March 31, 2014, from 0.27% for the comparable period in 2013, reflecting the re-pricing of certificate of deposit accounts to current market interest rates upon maturity. The weighted average rate paid on our time deposit portfolio declined 13 basis points to 0.47% for the three months ended March 31, 2014, from 0.60% for the comparable period in 2013.
Interest expense on our junior subordinated debentures increased $135,000 for the three months ended March 31, 2014, as compared to the comparable period in 2013. The aggregate weighted average rate paid on our junior subordinated debentures increased to 4.36% for the three months ended March 31, 2014, from 4.21% for the comparable period in 2013. The aggregate weighted average rates reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures until we paid all of the cumulative deferred interest to the trustees in March 2014, as further discussed in Note 7 to our consolidated financial statements. The additional interest expense accrued on the regularly scheduled deferred interest payments increased the weighted average rate paid on our junior subordinated debentures by approximately 91 and 71 basis points for the three months ended March 31, 2014 and 2013, respectively.
Rate / Volume. The following table indicates, on a tax-equivalent basis, the changes in interest income and interest expense on a continuing basis that are attributable to changes in average volume and changes in average rates, for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:
	Three Months Ended March 31, 2014 Compared to 2013
	Volume	Rate	Net Change
	(dollars expressed in thousands)
Interest earned on:
Loans (1) (2) (3)	$329	(1,424)	(1,095)
Investment securities (3)	(2,388)	1,761	(627)
FRB and FHLB stock	32	23	55
Short-term investments	(133)	(9)	(142)
Total interest income	(2,160)	351	(1,809)
Interest paid on:
Interest-bearing demand deposits	6	—	6
Savings and money market deposits	(4)	113	109
Time deposits	(191)	(360)	(551)
Securities sold under agreements to repurchase	1	—	1
Subordinated debentures	1	134	135
Total interest expense	(187)	(113)	(300)
Net interest income	$(1,973)	464	(1,509)
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
Provision for Loan Losses. We did not record a provision for loan losses for the three months ended March 31, 2014 and 2013, which was attributable to the continued improvement in our overall asset quality levels, as further discussed under “—Loans and Allowance for Loan Losses.”
Our nonaccrual loans were $53.8 million at March 31, 2014, compared to $53.0 million at December 31, 2013 and $102.2 million at March 31, 2013, reflecting a 47.4% decrease in nonaccrual loans year-over-year. The decrease in the overall level of nonaccrual loans at March 31, 2014, as compared to March 31, 2013, was primarily driven by the resolution of certain nonaccrual loans, and reflects our continued progress with respect to the implementation of our asset quality improvement initiatives, designed to reduce the overall balance of nonaccrual and other potential problem loans and assets.
Our net loan charge-offs decreased to $1.2 million for the three months ended March 31, 2014, from $3.4 million for the comparable period in 2013. Our annualized net loan charge-offs were 0.17% and 0.49% of average loans for the three months ended March 31, 2014 and 2013, respectively. Loan charge-offs were $3.4 million and $6.9 million for the three months ended March 31, 2014 and 2013, respectively, and loan recoveries were $2.2 million and $3.5 million for the three months ended March 31, 2014 and 2013, respectively.
Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”
Noninterest Income. Noninterest income decreased $720,000 to $14.7 million for the three months ended March 31, 2014, from $15.4 million for the comparable period in 2013. The decrease in our noninterest income was primarily attributable to reduced gains on loans sold and held for sale and a decline in other income, partially offset by increased gains on investment securities. The following table summarizes noninterest income for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars expressed in thousands)
Noninterest income:
Service charges on deposit accounts and customer service fees	$8,333	8,314	19	0.2%
Gain on loans sold and held for sale	865	1,553	(688)	(44.3)
Net gain (loss) on investment securities	1,280	(416)	1,696	407.7
Net gain on sale of other real estate	442	366	76	20.8
(Decrease) increase in fair value of servicing rights	(232)	154	(386)	(250.6)
Loan servicing fees	1,711	1,717	(6)	(0.3)
Other	2,276	3,707	(1,431)	(38.6)
Total noninterest income	$14,675	15,395	(720)	(4.7)
The decrease in gains on residential mortgage loans sold and held for sale was primarily attributable to a decline in loan production volumes in our mortgage banking division as new interest rate lock commitments decreased to $47.9 million for the three months ended March 31, 2014, as compared to $98.2 million for the comparable period in 2013. The decline in loan production volume was associated with a decrease in refinancing activity in our mortgage banking division.
The increase in net gains on investment securities was attributable to the sale of certain investment securities during the three months ended March 31, 2014 to fund loan growth and other corporate transactions. The net loss on investment securities for the three months ended March 31, 2013 primarily reflects other-than-temporary impairment of $407,000 recorded on a single municipal investment security classified as held-to-maturity.
The decrease in the fair value of mortgage and SBA servicing rights primarily reflects changes in mortgage interest rates and the related changes in estimated prepayment speeds, as well as changes in cash flow assumptions underlying SBA loans serviced for others.
The decrease in other income was primarily attributable to income of $1.2 million recognized on the call of an SBA loan securitization in the first quarter of 2013.
Noninterest Expense. Noninterest expense decreased $1.3 million to $42.7 million for the three months ended March 31, 2014, from $44.0 million for the comparable period in 2013. The decrease in our noninterest expense was primarily attributable to a lower level of expenses associated with our nonperforming assets and potential problem loans, in addition to decreased FDIC insurance expense, partially offset by an increase in salaries and employee benefits expenses and information technology fees. The following table summarizes noninterest expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,		Increase (Decrease)
	2014	2013	Amount	%
	(dollars expressed in thousands)
Noninterest expense:
Salaries and employee benefits	$19,882	19,551	331	1.7%
Occupancy, net of rental income, and furniture and equipment	8,144	8,417	(273)	(3.2)
Postage, printing and supplies	639	628	11	1.8
Information technology fees	5,610	5,285	325	6.1
Legal, examination and professional fees	1,291	1,663	(372)	(22.4)
Advertising and business development	622	432	190	44.0
FDIC insurance	1,264	1,882	(618)	(32.8)
Write-downs and expenses on other real estate	699	1,511	(812)	(53.7)
Other	4,597	4,678	(81)	(1.7)
Total noninterest expense	$42,748	44,047	(1,299)	(2.9)
The increase in salaries and employee benefits expense reflects normal compensation increases, increases in staffing levels in certain key revenue-generating functions and an increase in incentive compensation, partially offset by a decrease in benefits expenses, including medical claims and prescription expenses. We had 1,150 and 1,147 full-time equivalent employees at March 31, 2014 and December 31, 2013, respectively, compared to 1,137 at March 31, 2013, excluding discontinued operations.
The increase in information technology fees was associated with a planned investment in the expansion of certain of our information technology and security programs resulting in an increase in the fees paid to First Services, L.P, a limited partnership indirectly owned by our Chairman and members of his immediate family, as more fully described in Note 14 to our consolidated financial statements.
The decrease in legal, examination and professional fees reflects a decline in legal expenses associated with loan collection activities, divestiture activities and litigation matters in comparison to the level of such expenses during the first three months of 2013.
The decrease in FDIC insurance expense is primarily reflective of a reduction in our assessment rate, effective October 2013.

The decrease in write-downs and expenses on other real estate reflects a reduction in the overall number and balance of our other real estate, which decreased to $61.5 million at March 31, 2014, from $66.7 million at December 31, 2013 and $89.0 million at March 31, 2013. Other real estate expenses, exclusive of write-downs, such as taxes, insurance, and repairs and maintenance, decreased $651,000 to $602,000 for the three months ended March 31, 2014, from $1.3 million for the comparable period in 2013. Write-downs related to the re-valuation of certain other real estate properties decreased $161,000 to $97,000 for the three months ended March 31, 2014, from $258,000 for the comparable period in 2013.
Provision for Income Taxes. We recorded a provision for income taxes of $2.9 million for the three months ended March 31, 2014, as compared to $365,000 for the comparable period in 2013. During the fourth quarter of 2013, we reversed substantially all of the valuation allowance against our net deferred tax assets, previously established in 2008. As such, the first quarter of 2014 reflects the initial period in which a provision for income taxes was recorded in the statements of income without a related deferred tax asset valuation allowance.
FINANCIAL CONDITION
Total assets decreased $28.4 million to $5.89 billion at March 31, 2014, from $5.92 billion at December 31, 2013. The decrease in our total assets was primarily attributable to a decrease in our investment securities portfolio, partially offset by an increase in cash and cash equivalents and our loan portfolio, as further described below.
Cash and cash equivalents, which are comprised of cash and short-term investments, increased $150.8 million to $341.2 million at March 31, 2014, from $190.4 million at December 31, 2013. The majority of funds in our short-term investments are maintained in our correspondent bank account with the FRB, as further discussed under “—Liquidity Management.” The increase in our cash and cash equivalents was primarily attributable to the following:

•	A net decrease in our investment securities portfolio of $225.5 million, excluding the fair value adjustment on available-for-sale investment securities;

•	An increase in deposits of $28.5 million;

•	Sales of other real estate resulting in the receipt of cash proceeds from these sales of $5.9 million;

•	Recoveries of loans previously charged off of $2.2 million; and

•	Cash generated by operating earnings; partially offset by

•
The payment of $66.4 million of cumulative deferred interest payments on our junior subordinated debentures to the respective trustees in March 2014, which was subsequently distributed to the trust preferred securities holders on the respective interest payment dates in March and April, 2014;

•	An increase in loans of $38.3 million, exclusive of loan charge-offs and transfers of loans to other real estate;

•	A payment of $15.5 million in January 2014 associated with the final settlement amount paid to Union Bank in conjunction with the sale of our ABS line of business in November, 2013; and

•
A net decrease in our daily securities sold under agreements to repurchase of $6.4 million, consisting of changes in our daily repurchase agreements utilized by customers as an alternative deposit product.

Investment securities decreased $225.1 million to $2.13 billion at March 31, 2014, from $2.35 billion at December 31, 2013. The decrease primarily reflects proceeds from sales and maturities of investment securities. We sold certain investment securities during the first quarter of 2014 to fund loan growth and other corporate transactions, including the payment of all of the cumulative deferred interest on our junior subordinated debentures relating to the Company's trust preferred securities in March 2014. The decrease is partially offset by an increase in the fair value adjustment on our available-for-sale investment securities of $6.9 million resulting from a decrease in market interest rates during the period. Proceeds from sales of available-for-sale investment securities were $166.3 million and proceeds from maturities and/or calls of investment securities were $62.2 million for the three months ended March 31, 2014.
Loans, net of net deferred loan fees, or total loans, increased $33.9 million to $2.89 billion at March 31, 2014, from $2.86 billion at December 31, 2013. The increase primarily reflects new loan production as a result of successful efforts to expand existing loan relationships and develop new loan relationships, specifically in our commercial, financial and agricultural and commercial real estate portfolios.
Deposits increased $28.5 million to $4.84 billion at March 31, 2014, from $4.81 billion at December 31, 2013. The increase reflects growth in demand deposits of $49.7 million attributable to seasonal fluctuations, partially offset by reductions of certificates of deposit and savings and money market deposits of $18.4 million and $2.8 million, respectively.
Daily securities sold under agreements to repurchase (in connection with cash management activities of our commercial deposit customers) decreased $6.4 million to $36.7 million at March 31, 2014, from $43.1 million at December 31, 2013, reflecting changes in customer balances associated with this product segment.
Accrued expenses and other liabilities decreased $80.8 million to $110.3 million at March 31, 2014, from $191.1 million at December 31, 2013. The decrease was attributable to a decrease of $62.7 million in accrued interest payable on our junior subordinated debentures associated with the payment of all of the cumulative deferred interest on our junior subordinated debentures relating to the Company's trust preferred securities in March 2014, as further described in Note 7 to our consolidated financial statements. The decrease was also attributable to the final settlement amount of $15.5 million paid to Union Bank in January 2014 in conjunction with the sale of our ABS line of business in November 2013.
Loans and Allowance for Loan Losses
Loan Portfolio Composition. Total loans represented 49.1% of our assets as of March 31, 2014, compared to 48.3% of our assets at December 31, 2013. Total loans increased $33.9 million to $2.89 billion at March 31, 2014 from $2.86 billion at December 31, 2013. The following table summarizes the composition of our loan portfolio by category at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(dollars expressed in thousands)
Commercial, financial and agricultural	$632,089	600,704
Real estate construction and development	121,237	121,662
Real estate mortgage:
One-to-four-family residential	910,513	921,488
Multi-family residential	125,116	121,304
Commercial real estate	1,063,813	1,048,234
Consumer and installment	17,399	18,681
Loans held for sale	21,402	25,548
Net deferred loan fees	(588)	(526)
Total loans	$2,890,981	2,857,095
The following table summarizes the composition of our loan portfolio by geographic region and/or business segment at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(dollars expressed in thousands)
Southern California	$959,853	968,241
Missouri	614,640	565,043
Mortgage Banking Division	505,453	513,225
Northern California	372,022	361,895
Northern and Southern Illinois	226,105	224,664
Chicago	88,087	91,048
Florida	55,949	58,525
Texas	21,467	23,705
Other	47,405	50,749
Total loans	$2,890,981	2,857,095
The net increase in our loan portfolio during the first three months of 2014 primarily reflects the following:

•	An increase of $31.4 million, or 5.2%, in our commercial, financial and agricultural portfolio, primarily attributable to new loan production within this portfolio segment;

•
A decrease of $11.0 million, or 1.2%, in our one-to-four-family residential real estate loan portfolio primarily attributable to principal payments and payoffs on existing loans exceeding new loan production. The following table summarizes the composition of our one-to-four-family residential real estate loan portfolio as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(dollars expressed in thousands)
One-to-four-family residential real estate:
Residential mortgage	$562,170	572,164
Home equity	348,343	349,324
Total	$910,513	921,488

•
An increase of $15.6 million, or 1.5%, in our commercial real estate portfolio primarily attributable to new loan production within this portfolio segment. The following table summarizes the composition of our commercial real estate portfolio by loan type as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(dollars expressed in thousands)
Commercial real estate:
Owner occupied	$570,024	568,035
Non-owner occupied	473,376	461,573
Farmland	20,413	18,626
Total	$1,063,813	1,048,234

•
A decrease of $4.1 million, or 16.2%, in our loans held for sale portfolio primarily resulting from a decline in loan origination volumes and the timing of subsequent sales into the secondary mortgage market.

Nonperforming Assets. Nonperforming assets include nonaccrual loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(dollars expressed in thousands)
Nonperforming Assets:
Nonaccrual loans:
Commercial, financial and agricultural	$13,023	10,523
Real estate construction and development	4,642	4,914
One-to-four-family residential real estate:
Residential mortgage	18,566	20,063
Home equity	7,097	7,361
Multi-family residential	1,638	1,793
Commercial real estate	8,826	8,283
Consumer and installment	13	19
Total nonaccrual loans	53,805	52,956
Other real estate	61,485	66,702
Total nonperforming assets	$115,290	119,658

Total loans	$2,890,981	2,857,095

Performing troubled debt restructurings	$111,911	110,627

Loans past due 90 days or more and still accruing	$253	424

Ratio of:
Allowance for loan losses to loans	2.76%	2.84%
Nonaccrual loans to loans	1.86	1.85
Allowance for loan losses to nonaccrual loans	148.37	153.02
Nonperforming assets to loans and other real estate	3.90	4.09
Our nonperforming assets, consisting of nonaccrual loans and other real estate, decreased $4.4 million, or 3.7%, to $115.3 million at March 31, 2014, from $119.7 million at December 31, 2013, attributable to a decrease in our other real estate, partially offset by an increase in our nonaccrual loans.
The increase in our nonaccrual loans of $849,000, or 1.6%, during the first three months of 2014 was primarily driven by additions to nonaccrual loans during the quarter, primarily in our commercial, financial and agricultural loan portfolio. As of March 31, 2014 and December 31, 2013, loans identified by management as troubled debt restructurings, or TDRs, aggregating $9.2 million and $10.6 million, respectively, were on nonaccrual status and were classified as nonperforming loans.
The decrease in other real estate of $5.2 million, or 7.8%, during the first three months of 2014 was primarily driven by sales of other real estate properties, including a single property with a carrying value of $3.0 million. Of the $61.5 million of other real estate at March 31, 2014, $872,000, $58.4 million and $2.1 million consisted of collateral with the most recent appraisal date being in 2014, 2013 and 2012, respectively. The remaining other real estate of $82,000 at March 31, 2014 consisted of collateral with the most recent appraisal date being in 2011 and 2010.

Performing Troubled Debt Restructurings. The following table presents the categories of performing TDRs as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(dollars expressed in thousands)
Real estate mortgage:
One-to-four-family residential	$79,586	78,153
Multi-family residential	27,836	27,955
Commercial real estate	4,489	4,519
Total performing troubled debt restructurings	$111,911	110,627
The increase in performing TDRs of $1.3 million, or 1.2%, during the first three months of 2014 was primarily attributable to an increase in our one-to-four-family residential loan portfolio performing TDRs. Our multi-family residential performing TDRs consist of a single $27.8 million loan relationship in our Chicago region that was restructured during the fourth quarter of 2012. We are closely monitoring this loan relationship, and while facts and circumstances are subject to change in the future, the borrower continued to service this obligation in accordance with the existing terms and conditions of the restructured credit agreement as of March 31, 2014.
Potential Problem Loans. As of March 31, 2014 and December 31, 2013, loans aggregating $101.8 million and $109.5 million, respectively, which were not classified as nonperforming assets or performing TDRs, were identified by management as having potential credit problems, or potential problem loans. These loans are generally defined as commercial loans having an internally assigned grade of substandard and consumer loans which are greater than 30 days past due. The following table presents the categories of our potential problem loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(dollars expressed in thousands)
Commercial, financial and agricultural	$10,884	14,727
Real estate construction and development	73,051	73,390
Real estate mortgage:
One-to-four-family residential	7,815	8,707
Multi-family residential	610	555
Commercial real estate	9,265	11,999
Consumer and installment	178	126
Total potential problem loans	$101,803	109,504
Potential problem loans decreased $7.7 million, or 7.0%, during the first three months of 2014. The decrease in potential problem loans reflects transfers of certain potential problem loans to special mention status, transfers to nonaccrual status and payment activity. Potential problem loans at March 31, 2014 include a $60.5 million real estate construction and development credit relationship in our Southern California region. Based on recent valuations of the underlying collateral securing this loan relationship, we have determined that it is currently adequately secured. We continue to closely monitor this loan relationship, and while the facts and circumstances are subject to change in the future, the borrower continued to service this obligation in accordance with the existing terms and conditions of the credit agreement as of March 31, 2014.
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
Allowance for Loan Losses. Our allowance for loan losses decreased to $79.8 million at March 31, 2014, from $81.0 million at December 31, 2013. The decrease in our allowance for loan losses during the first three months of 2014 was attributable to net charge-offs of $1.2 million.
Our allowance for loan losses as a percentage of total loans was 2.76% and 2.84% at March 31, 2014 and December 31, 2013, respectively. The decrease in the allowance for loan losses as a percentage of total loans during the first three months of 2014 was primarily attributable to the decrease in our potential problem loans, which generally require a higher allowance for loan losses relative to the amount of the loans than the remainder of the loan portfolio, in addition to a decrease in our historical net loan charge-off experience as a result of declining charge-off levels during the first three months of 2014 and the year ended December 31, 2013, as compared to previous periods.
Our allowance for loan losses as a percentage of nonaccrual loans was 148.37% and 153.02% at March 31, 2014 and December 31, 2013, respectively. The decrease in the allowance for loan losses as a percentage of nonaccrual loans during the first three months of 2014 was attributable to the slight increase in nonaccrual loans, coupled with the decline in the allowance for loan losses.
The following table summarizes the changes in the allowance for loan losses for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
	(dollars expressed in thousands)
Allowance for loan losses, beginning of period	$81,033	91,602
Loans charged-off:
Commercial, financial and agricultural	(1,622)	(676)
Real estate construction and development	(30)	(282)
Real estate mortgage:
One-to-four-family residential:
Residential mortgage	(1,091)	(3,648)
Home equity	(335)	(741)
Multi-family residential	(132)	(3)
Commercial real estate	(188)	(1,477)
Consumer and installment	(49)	(56)
Total	(3,447)	(6,883)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	752	1,067
Real estate construction and development	600	395
Real estate mortgage:
One-to-four-family residential:
Residential mortgage	582	1,134
Home equity	209	97
Multi-family residential loans	7	—
Commercial real estate loans	57	718
Consumer and installment	38	40
Total	2,245	3,451
Net loans charged-off	(1,202)	(3,432)
Provision for loan losses	—	—
Allowance for loan losses, end of period	$79,831	88,170
Our net loan charge-offs decreased to $1.2 million for the three months ended March 31, 2014, from $3.4 million for the comparable period in 2013. Our annualized net loan charge-offs as a percentage of average loans were 0.17% and 0.49% for the three months ended March 31, 2014 and 2013, respectively. During the first three months of 2014, as compared to the comparable period in 2013, we experienced a decrease in net loan charge-offs in all of our loan categories except our commercial, financial and agricultural and multi-family residential loan portfolios. Net loan charge-offs associated with our commercial, financial and agricultural portfolio were $870,000 for the three months ended March 31, 2014, as compared to net loan recoveries of $391,000 for the comparable period in 2013, resulting in an increase in net loan charge-offs for that category of $1.3 million.
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

The following table is a summary of the ratio of the allocated allowance for loan losses to loans by category as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Commercial, financial and agricultural	2.19%	2.23%
Real estate construction and development	5.84	6.09
Real estate mortgage:
One-to-four-family residential	3.43	3.54
Multi-family residential	4.21	4.33
Commercial real estate	2.07	2.10
Consumer and installment	2.03	1.68
Total	2.76	2.84
The changes in the percentage of the allocated allowance for loan losses to loans in these portfolio segments are reflective of changes in the overall level of special mention loans, potential problem loans, performing TDRs and nonaccrual loans within each of these portfolio segments, in addition to other qualitative and quantitative factors, including loan growth in certain portfolio segments.

INTEREST RATE RISK MANAGEMENT
The maintenance of a satisfactory level of net interest income is a primary factor in our ability to achieve acceptable income levels. However, the maturity and repricing characteristics of our loan and investment portfolios may differ significantly from those within our deposit structure. The nature of the loan and deposit markets within which we operate, and our objectives for business development within those markets at any point in time, influence these characteristics. In addition, the ability of borrowers to repay loans and the possibility of depositors withdrawing funds prior to stated maturity dates introduces divergent option characteristics that fluctuate as interest rates change. These factors cause various elements of our balance sheet to react in different manners and at different times relative to changes in interest rates, typically leading to increases or decreases in net interest income over time. Depending upon the direction and magnitude of interest rate movements and their effect on the specific components of our balance sheet, the effects on net interest income can be substantial. Consequently, it is critical that we establish effective control over our exposure to changes in interest rates. We strive to manage our interest rate risk by:

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
The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our President and Chief Executive Officer, Chief Financial Officer, Controller, Chief Investment Officer, Chief Credit Officer, Chief Banking Officer, Director of Risk Management and Audit, and certain other senior officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions that are either specifically directed by the ALCO or established by policy guidelines.
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
We are “asset-sensitive,” indicating that our assets would generally re-price with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 4.9% of net interest income, based on assets and liabilities at March 31, 2014. At March 31, 2014, we remain in an asset-sensitive position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with the effect of significant declines in interest rates that began in late 2007 and continued throughout 2008 and 2009 to historically low levels that remain prevalent in the current marketplace, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.
We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of March 31, 2014, adjusted to account for anticipated prepayments:

	Three Months or Less	Over Three through Six Months	Over Six through Twelve Months	Over One through Five Years	Over Five Years	Total
	(dollars expressed in thousands)
Interest-earning assets:
Loans (1)	$1,345,506	176,242	267,342	908,617	193,274	2,890,981
Investment securities	87,274	77,025	155,414	1,153,089	654,042	2,126,844
FRB and FHLB stock	32,148	—	—	—	—	32,148
Short-term investments	229,187	—	—	—	—	229,187
Total interest-earning assets	$1,694,115	253,267	422,756	2,061,706	847,316	5,279,160
Interest-bearing liabilities:
Interest-bearing demand deposits	$258,689	160,806	104,874	76,907	97,882	699,158
Money market deposits	1,548,021	—	—	—	—	1,548,021
Savings deposits	49,960	41,144	35,266	49,960	117,554	293,884
Time deposits	280,508	198,611	305,620	242,945	22	1,027,706
Securities sold under agreements to repurchase	36,713	—	—	—	—	36,713
Subordinated debentures	282,481	—	—	—	71,748	354,229
Total interest-bearing liabilities	$2,456,372	400,561	445,760	369,812	287,206	3,959,711
Interest-sensitivity gap:
Periodic	$(762,257)	(147,294)	(23,004)	1,691,894	560,110	1,319,449
Cumulative	(762,257)	(909,551)	(932,555)	759,339	1,319,449
Ratio of interest-sensitive assets to interest-sensitive liabilities:
Periodic	0.69	0.63	0.95	5.58	2.95	1.33
Cumulative	0.69	0.68	0.72	1.21	1.33
____________________

(1)	Loans are presented net of net deferred loan fees.
Management made certain assumptions in preparing the foregoing table. These assumptions included:

•	Loans will repay at projected repayment rates;

•	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

•	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and

•	Fixed maturity deposits will not be withdrawn prior to maturity.
A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.
We were in an overall asset-sensitive position of $1.32 billion, or 22.4% of our total assets at March 31, 2014. We were in an overall liability-sensitive position on a cumulative basis through the twelve-month time horizon of $932.6 million, or 15.8% of our total assets at March 31, 2014.
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
In the past, we have utilized derivative instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. We may also sell interest rate swap agreement contracts to certain customers who wish to modify their interest rate sensitivity. There were no interest rate swap agreement contracts outstanding at March 31, 2014 and December 31, 2013. Our derivative instruments are more fully described in Note 6 to our consolidated financial statements.
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
Our cash and cash equivalents were $341.2 million and $190.4 million at March 31, 2014 and December 31, 2013, respectively. The majority of these funds were maintained in our correspondent bank account with the FRB. The increase in our cash and cash equivalents of $150.8 million is further discussed under “— Financial Condition.”
Our unpledged investment securities decreased $239.2 million to $1.78 billion at March 31, 2014, from $2.02 billion at December 31, 2013, and are mostly comprised of highly liquid and readily marketable available-for-sale investment securities. The combined level of cash and cash equivalents and unpledged investment securities provided us with total available liquidity of $2.12 billion and $2.21 billion at March 31, 2014 and December 31, 2013, respectively. Our available liquidity of $2.12 billion represents 36.0% of total assets at March 31, 2014, in comparison to $2.21 billion, or 37.3% of total assets, at December 31, 2013. Our loan-to-deposit ratio increased to 59.7% at March 31, 2014 from 59.4% at December 31, 2013.
During the first three months of 2014, we reduced our aggregate funds acquired from other sources of funds by $5.8 million to $426.4 million at March 31, 2014, from $432.2 million at December 31, 2013. These other sources of funds include certificates of deposit of $100,000 or more and other borrowings, which are comprised of daily securities sold under agreements to repurchase. The decrease was primarily attributable to a reduction in our daily repurchase agreements. The following table presents the maturity structure of these other sources of funds at March 31, 2014:

	Certificates of Deposit of $100,000 or More	Other Borrowings	Total
	(dollars expressed in thousands)
Three months or less	$106,858	36,713	143,571
Over three months through six months	73,901	—	73,901
Over six months through twelve months	114,726	—	114,726
Over twelve months	94,190	—	94,190
Total	$389,675	36,713	426,388
In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. First Bank's borrowing capacity through its relationship with the FRB was approximately $300.8 million and $283.9 million at March 31, 2014 and December 31, 2013, respectively. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency liquidity purposes. First Bank did not have any FRB borrowings outstanding at March 31, 2014 or December 31, 2013.
First Bank also has a borrowing relationship with the FHLB. First Bank's borrowing capacity through its relationship with the FHLB was approximately $392.5 million and $379.1 million at March 31, 2014 and December 31, 2013, respectively. The borrowing relationship is secured by one-to-four-family residential, multi-family residential and commercial real estate loans. First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. First Bank did not have any FHLB advances outstanding at March 31, 2014 or December 31, 2013.
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
First Banks, Inc. First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company's liquidity position is affected by dividends received from its subsidiaries and the amount of cash and other liquid assets on hand, payment of interest on trust preferred securities and other debt instruments issued by the Company, dividends paid on common and preferred stock (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, and proceeds the Company raises through the issuance of debt and/or equity instruments, if any. The Company's unrestricted cash totaled $7.3 million at March 31, 2014, as compared to $1.9 million at December 31, 2013.
We cannot pay any dividends on our common or preferred stock or make any distributions of interest or other sums on our trust preferred securities without the prior approval of the FRB, as previously discussed under “Overview and Recent Developments —Regulatory Agreements.”

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
On January 31, 2014, the Company received regulatory approval from the FRB, subject to certain conditions, which granted First Bank the authority to pay a dividend to the Company, and the authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities. In February 2014, First Bank paid a dividend of $70.0 million to the Company and the Company notified the trustees of the trust preferred securities of its intention to pay all cumulative interest that had been deferred on the junior subordinated debentures relating to our trust preferred securities, on the regularly scheduled quarterly payment dates in March and April, 2014. The aggregate amount owed on all of the junior subordinated debentures relating to our trust preferred securities at the respective March and April, 2014 payment dates was $66.4 million. On March 14, 2014, the Company paid interest on the junior subordinated debentures of $66.4 million to the respective trustees, which was subsequently distributed to the trust preferred securities holders on the respective interest payment dates in March and April, 2014, as further described under “Overview and Recent Developments —Dividend from First Bank and Payment of Interest on Junior Subordinated Debentures” and in Note 7 to our consolidated financial statements. Subsequent to this payment, the Company has the ability to enter into future deferral periods of up to 20 consecutive quarterly periods without triggering a payment default or penalty.
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
During the period of deferral of interest on our regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our $345.0 million of trust preferred securities, we were not allowed to, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to our junior subordinated debentures. Accordingly, we also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September, 2009, as further described in Note 8 to our consolidated financial statements. We have deferred and accrued $68.4 million of regularly scheduled dividend payments on our Class C Preferred Stock and Class D Preferred Stock, and have accrued an additional $9.4 million of cumulative dividends on such deferred dividend payments at March 31, 2014. As such, the aggregate amount of these deferred and accrued dividend payments was $77.8 million at March 31, 2014.
On March 20, 2013, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement with Investors of America Limited Partnership, or Investors of America, LP, as further described in Note 14 to our consolidated financial statements. The agreement provided for a $5.0 million secured revolving line of credit to be utilized for general working capital needs and replaced a previous credit agreement that matured on December 31, 2012. This borrowing arrangement, which matured on March 31, 2014, had an interest rate of LIBOR plus 300 basis points, and was intended to supplement, on a contingent basis, the parent company's overall level of unrestricted cash to cover the parent company's projected operating expenses should the parent company's existing cash resources become insufficient in the future. There were no balances outstanding under this borrowing arrangement from its origination date through its maturity date.
The Company's financial position will be adversely affected if it experiences increased liquidity needs and any of the following events occur:

•
First Bank is unable or prohibited by its regulators to pay future dividends to the Company sufficient to satisfy the Company's operating cash flow needs. The Company's ability to receive future dividends from First Bank to assist the Company in meeting its operating requirements, both on a short-term and long-term basis, is currently subject to regulatory approval, as further described above and under “Overview and Recent Developments —Regulatory Agreements;”

•	We deem it advisable, or are required by regulatory authorities, to use cash maintained by the Company to support the capital position of First Bank;

•
First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so. As discussed above, First Bank has no outstanding borrowings at March 31, 2014, with the exception of $36.7 million of daily repurchase agreements utilized by customers as an alternative deposit product, and has substantial borrowing capacity through its relationships with the FHLB and the FRB, as previously discussed; or

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
Other Commitments and Contractual Obligations. We have entered into long-term leasing arrangements and other commitments and contractual obligations in conjunction with our ongoing operating activities. The required payments under such leasing arrangements, other commitments and contractual obligations at March 31, 2014 were as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total (1)
	(dollars expressed in thousands)
Operating leases	$8,439	12,647	6,463	10,968	38,517
Certificates of deposit (2)	784,030	202,760	40,894	22	1,027,706
Securities sold under agreements to repurchase	36,713	—	—	—	36,713
Subordinated debentures (3)	—	—	—	354,229	354,229
Class C Preferred Stock and Class D Preferred Stock (3) (4)	—	—	—	312,743	312,743
Other contractual obligations	511	4	—	—	515
Total	$829,693	215,411	47,357	677,962	1,770,423
____________________

(1)
Amounts exclude ASC Topic 740 unrecognized tax liabilities of $879,000 and related accrued interest expense of $156,000 for which the timing of payment of such liabilities cannot be reasonably estimated as of March 31, 2014.

(2)	Amounts exclude the related accrued interest expense on certificates of deposit of $347,000 as of March 31, 2014.

(3)
Amounts exclude the accrued interest expense on junior subordinated debentures of $199,000 as of March 31, 2014, accrued dividends declared on preferred stock of $77.8 million and undeclared dividends of $9.6 million as of March 31, 2014. As further described under “Overview and Recent Developments –Regulatory Agreements,” we currently may not make any distributions of interest or other sums on our junior subordinated debentures and related underlying trust preferred securities without the prior approval of the FRB.

(4)	Represents amounts payable upon redemption of the Class C Preferred Stock and the Class D Preferred Stock of $295.4 million and $17.3 million, respectively.
EFFECTS OF NEW ACCOUNTING STANDARDS
In July 2013, the FASB issued ASU 2013-11 - Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. As a result of applying this ASU, an unrecognized tax benefit is presented as a reduction of a deferred tax asset for a net operating loss or other tax credit carry-forward when settlement in this manner is available under the tax law. The assessment of whether settlement is available under the tax law is based on facts and circumstances as of the balance sheet reporting date and does not consider future events (i.e., upcoming expiration of related net operating loss carry-forwards). This classification does not affect an entity’s analysis of the realization of its deferred tax assets. This ASU is effective for interim and annual periods beginning after December 15, 2013. We adopted the requirements of this ASU on January 1, 2014, which did not have a material impact on our consolidated financial statements or results of operations or the disclosures presented in our consolidated financial statements.
In January 2014, the FASB issued ASU 2014-01 - Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credit. The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments require new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. This ASU is effective for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. We are currently evaluating the requirements of this ASU to determine the impact on our consolidated financial statements or results of operations and the disclosures to be presented in our consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are included under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management,” appearing on pages 45 through 46 of this report.

ITEM 4 – CONTROLS AND PROCEDURES
The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
The information required by this item is set forth in Part I, Item 1 – Financial Statements, under Note 15, Contingent Liabilities, to our consolidated financial statements appearing elsewhere in this report and is incorporated herein by reference.
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
The Company and First Bank entered into agreements with the FRB and MDOF, as further described under “Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations —Regulatory Agreements” and in Note 9 to our consolidated financial statements. The informal agreement with the MDOF was terminated effective September 11, 2013.

ITEM 1A – RISK FACTORS
Readers of our Quarterly Report on Form 10-Q should consider certain risk factors in conjunction with the other information included in this Quarterly Report on Form 10-Q. Refer to “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and the additional risk factors, as described below, for a discussion of these risks.
The Company's common equity calculated under U.S. generally accepted accounting principles is likely to diverge from the Company's common equity Tier 1 Capital as calculated for regulatory purposes. As further described under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Overview and Recent Developments – Basel III Regulatory Capital Reforms,” the Federal Reserve, in July, 2013, promulgated regulations that will impose a new common equity Tier 1 capital requirement that will apply to the Company beginning on January 1, 2015. Absent a substantial increase in qualifying common equity, the Company is not likely to meet the common equity Tier 1 capital requirement as it will be calculated in 2015, or to meet the common equity Tier 1 capital requirement as it will be calculated in 2016 when the capital conservation buffer goes into effect. The inability to remain adequately capitalized under the new Basel III capital requirements could materially adversely impact our financial condition, results of operations, ability to grow, and could prohibit the payment of dividends on our capital stock and interest on our junior subordinated debentures (and the related trust preferred securities).
The Company’s ability to increase its common equity Tier 1 capital is constrained by the Company’s private ownership structure. As previously described above, absent a substantial increase in qualifying common equity, the Company is not likely to meet the common equity Tier 1 capital requirement as it will be calculated in 2015, or to meet the common equity Tier 1 capital requirement as it will be calculated in 2016 when the capital conservation buffer goes into effect. All of the Company’s common stock is held by trusts created by and for the benefit of Mr. James F. Dierberg and members of his immediate family. The Company cannot issue a meaningful number of additional shares of common stock without an amendment of the Company’s Articles of Incorporation which would require the approval of the holders of common stock. Such holders have indicated their intention to maintain the Company as a privately held institution. Furthermore, applicable law would require continued control of an amount of the Company's capital stock that, in the aggregate, represents 50% of the Company's value by the current holders of the Company’s common stock, Class A Preferred Stock and Class B Preferred Stock in order to avoid limitations on the use of the Company's deferred tax assets. For these reasons, the Company’s ability to substantially increase its common equity Tier 1 capital in order to meet the new Basel III requirements by the time the new rules first become applicable to the Company in 2015 or by the time the capital conservation buffer goes into effect in 2016 is more limited than it otherwise might be for a publicly traded company with widely dispersed ownership.
The Company’s ability to pay dividends on its capital stock may be limited under the terms of the Company’s debt. As of March 31, 2014, the Company had $345.0 million of junior subordinated debentures issued in connection with its outstanding trust preferred securities, as further described in Note 7 to the consolidated financial statements. Payments of principal and interest on the junior subordinated debentures (and the related payments on the trust preferred securities) are conditionally guaranteed by the Company. The rights of the holders of the Company’s junior subordinated debentures are senior in ranking to the rights of the holders of the Company’s common stock and preferred stock. As a result, the Company may only pay dividends on its common stock or preferred stock if the payments on its junior subordinated debentures (and the related trust preferred securities) are current and, in the event of its bankruptcy, dissolution or liquidation, the holders of the Company’s junior subordinated debentures must be satisfied before any distributions can be made to its stockholders.
Holders of the Company’s Common Stock, Class A Preferred Stock and Class B Preferred Stock may have interests that are different from the holders of the Company’s Class C Preferred Stock and Class D Preferred Stock. The holders of the Company’s Class C Preferred Stock and Class D Preferred Stock have limited voting rights. All of the Company’s Common Stock and Class A Preferred Stock and Class B Preferred Stock are held by trusts established by and administered by and for the benefit of Mr. James F. Dierberg and members of his immediate family. The holders of the Company’s Common Stock and Class A Preferred Stock and Class B Preferred Stock may have different interests from the holders of the Company’s Class C Preferred Stock and Class D Preferred Stock and could vote, or not vote, to approve transactions that may be considered desirable by the holders of the Company’s Class C Preferred Stock and Class D Preferred Stock.

ITEM 5 – OTHER INFORMATION
On May 12, 2014, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the First Banks, Inc. Executive Officer Incentive Plan (the “Incentive Plan”). The Incentive Plan is designed to attract, retain and reward highly qualified executives who are important to the Company’s success and to provide incentives relating directly to the financial performance and long-term growth of the Company. Executive officers and other designated employees of the Company are eligible to participate in the Incentive Plan.
Pursuant to the Incentive Plan, participating employees may receive an annual incentive payment, calculated as a percentage of the employee’s annual salary, in cash and/or Partners in Performance Units (“Units”). Any Units so granted are subject to the terms and conditions of the First Banks, Inc. Partners in Performance Plan (the “PiP Plan”), described below. The Compensation Committee shall determine (1) executive officers eligible to participate in the Incentive Plan for the fiscal year; (2) the amount of any potential incentive payment based upon a percentage of each executive officer’s salary; (3) the allocation of the method of payment of any incentive between cash and Units; and (4) the financial performance goals and the weighting of such goals for each executive officer on which an incentive payment may be made. Individual awards will be based on attainment of performance goals comprised of specific components of the following: growth/revenue; earnings/efficiency; asset quality; and risk management/regulatory compliance. The Compensation Committee has the right to exclude significant extraordinary, nonrecurring or unusual items when calculating the Company’s financial performance in determining the achievement of financial goals. The Company’s Chief Executive Officer has the right to determine eligibility and amounts and terms of payments for non-executive officer employees under the Incentive Plan.
Any Units paid under the Incentive Plan are subject to the terms and conditions of the PiP Plan. Under the PiP Plan, Units are subject to forfeiture until they vest upon the last day of the two-year period which begins on January 1 of the year in which the

Units are granted (unless the Units are granted in the third or fourth quarters of the year in which case the two-year vesting period begins on January 1 of the year following the grant). In addition, if a Unit recipient ceases to be employed by the Company or its affiliates due to death, Disability or Retirement (as such terms are defined in the PiP Plan) prior to the completion of the two-year vesting period, such recipient will become immediately vested as of the date of such death, Disability or Retirement. The value of each Unit will be determined as of the end of the two-year vesting period unless the Units vest as a result of death, Disability or Retirement. Following the determination of the Unit value, the value of the Unit will either be paid to the participant or, if properly elected by the participant, deferred subject to the terms of the Company’s Non-Qualified Deferred Compensation Plan. The Unit value is initially computed by subtracting the Base Pretax Net Income from the Company’s Pretax Net Income (as such terms are defined in the PiP Plan) for the applicable two-year vesting period, dividing the difference by one hundred million ($100,000,000), adding $1.00 and rounding the resulting sum to the nearest cent ($0.01). Notwithstanding the results of the initial calculation of the Unit value, the Unit value shall not be less than $0.80 nor more than $1.40. The value of any Unit that vests as a result of death, Disability or Retirement will be $1.00.
Because the amounts to be received under the Incentive Plan and the PiP Plan can only be determined based on the future performance of the Company, it is not possible to determine the benefits that will be received by any employee under either plan at this time.
The summaries of the Incentive Plan and the PiP Plan are qualified in their entirety by reference to the full text of each plan, a copy of which is attached as Exhibit 10.1 and Exhibit 10.2, respectively, and incorporated herein by reference.

ITEM 6 – EXHIBITS
The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certifications of Chief Executive Officer – filed herewith.

31.2	Rule 13a-14(a) / 15d-14(a) Certifications of Chief Financial Officer – filed herewith.

32.1	Section 1350 Certifications of Chief Executive Officer – furnished herewith.

32.2	Section 1350 Certifications of Chief Financial Officer – furnished herewith.

10.1*	First Banks, Inc. Senior Executive Incentive Plan – filed herewith.

10.2*	First Banks, Inc. Partners in Performance Plan – filed herewith.

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – furnished herewith.

*	Exhibits designated by an asterisk in the Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 15, 2014

FIRST BANKS, INC.

By:	/s/	Terrance M. McCarthy
Terrance M. McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Lisa K. Vansickle
Lisa K. Vansickle
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)