Form 10-Q
period 2014-06-30
FIRST BANKS, INC
filed 2014-08-13
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2014
Common Stock, $250.00 par value	23,661

FIRST BANKS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FIRST BANKS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars expressed in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$118,804	92,369
Short-term investments	168,575	98,066
Total cash and cash equivalents	287,379	190,435
Investment securities:
Available for sale	1,429,693	1,611,745
Held to maturity (fair value of $685,869 and $719,183, respectively)	694,085	740,186
Total investment securities	2,123,778	2,351,931
Loans:
Commercial, financial and agricultural	639,741	600,704
Real estate construction and development	123,509	121,662
Real estate mortgage	2,143,541	2,091,026
Consumer and installment	18,501	18,681
Loans held for sale	27,576	25,548
Net deferred loan fees	(749)	(526)
Total loans	2,952,119	2,857,095
Allowance for loan losses	(78,018)	(81,033)
Net loans	2,874,101	2,776,062
Federal Reserve Bank and Federal Home Loan Bank stock	30,388	27,357
Bank premises and equipment, net	121,835	124,328
Deferred income taxes	324,986	315,881
Other real estate	59,235	66,702
Other assets	60,652	66,287
Total assets	$5,882,354	5,918,983
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,299,746	1,243,545
Interest-bearing demand	680,324	679,527
Savings and money market	1,844,362	1,844,710
Time deposits of $100 or more	365,419	389,056
Other time deposits	616,183	657,057
Total deposits	4,806,034	4,813,895
Securities sold under agreements to repurchase	57,572	43,143
Subordinated debentures	354,248	354,210
Deferred income taxes	49,257	28,397
Accrued expenses and other liabilities	109,015	191,082
Total liabilities	5,376,126	5,430,727
STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding	295,400	295,400
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	12,480
Retained earnings	53,355	42,719
Accumulated other comprehensive income	14,892	7,502
Total First Banks, Inc. stockholders’ equity	412,448	394,422
Noncontrolling interest in subsidiary	93,780	93,834
Total stockholders’ equity	506,228	488,256
Total liabilities and stockholders’ equity	$5,882,354	5,918,983
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)
(dollars expressed in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$30,182	29,885	59,261	60,058
Investment securities	11,903	13,317	24,535	26,565
Federal Reserve Bank and Federal Home Loan Bank stock	360	307	718	610
Short-term investments	142	223	262	485
Total interest income	42,587	43,732	84,776	87,718
Interest expense:
Deposits:
Interest-bearing demand	87	74	169	150
Savings and money market	769	632	1,513	1,267
Time deposits of $100 or more	483	573	969	1,229
Other time deposits	695	978	1,417	2,081
Other borrowings	2	(15)	6	(12)
Subordinated debentures	3,027	3,733	6,838	7,409
Total interest expense	5,063	5,975	10,912	12,124
Net interest income	37,524	37,757	73,864	75,594
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	37,524	37,757	73,864	75,594
Noninterest income:
Service charges on deposit accounts and customer service fees	8,667	8,607	17,000	16,921
Gain on loans sold and held for sale	1,554	1,572	2,419	3,125
Net (loss) gain on investment securities	(1)	345	1,279	(71)
Net gain on sale of other real estate	692	3,658	1,134	4,024
(Decrease) increase in fair value of servicing rights	(901)	470	(1,133)	624
Loan servicing fees	1,664	1,776	3,375	3,493
Other	2,539	2,515	4,815	6,222
Total noninterest income	14,214	18,943	28,889	34,338
Noninterest expense:
Salaries and employee benefits	20,383	19,645	40,265	39,196
Occupancy, net of rental income	5,479	5,935	11,263	11,769
Furniture and equipment	2,643	2,538	5,003	5,121
Postage, printing and supplies	554	711	1,193	1,339
Information technology fees	5,874	5,270	11,484	10,555
Legal, examination and professional fees	1,447	1,497	2,738	3,160
Advertising and business development	650	584	1,272	1,016
FDIC insurance	1,241	1,838	2,505	3,720
Write-downs and expenses on other real estate	639	1,259	1,338	2,770
Other	4,678	4,866	9,275	9,544
Total noninterest expense	43,588	44,143	86,336	88,190
Income from continuing operations before provision (benefit) for income taxes	8,150	12,557	16,417	21,742
Provision (benefit) for income taxes	2,918	(345)	5,835	20
Net income from continuing operations, net of tax	5,232	12,902	10,582	21,722
Loss from discontinued operations, net of tax	—	(3,334)	—	(5,398)
Net income	5,232	9,568	10,582	16,324
Less: net income (loss) attributable to noncontrolling interest in subsidiary	1	105	(54)	151
Net income attributable to First Banks, Inc.	$5,231	9,463	10,636	16,173
Preferred stock dividends declared	—	4,947	—	9,828
Accretion of discount on preferred stock	—	908	—	1,806
Net income available to common stockholders	$5,231	3,608	10,636	4,539

Basic earnings per common share from continuing operations	$221.11	293.39	449.54	419.98
Diluted earnings per common share from continuing operations	$189.80	293.39	382.26	419.98

Basic earnings per common share	$221.11	152.49	449.54	191.84
Diluted earnings per common share	$189.80	152.49	382.26	191.84

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)
(dollars expressed in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$5,232	9,568	10,582	16,324
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities, net of tax	4,069	(16,551)	8,903	(18,803)
Reclassification adjustment for available-for-sale investment securities losses (gains) included in net income, net of tax	1	(191)	(752)	(186)
Amortization of net unrealized gain associated with reclassification of available-for-sale investment securities to held-to-maturity investment securities, net of tax	(401)	(431)	(803)	(860)
Amortization of net loss related to pension liability, net of tax	21	30	42	60
Reclassification adjustment for deferred tax asset valuation allowance on investment securities	—	(13,769)	—	(15,915)
Reclassification adjustment for deferred tax asset valuation allowance on pension liability	—	24	—	48
Other comprehensive income (loss)	3,690	(30,888)	7,390	(35,656)
Comprehensive income (loss)	8,922	(21,320)	17,972	(19,332)
Comprehensive income (loss) attributable to noncontrolling interest in subsidiary	1	105	(54)	151
Comprehensive income (loss) attributable to First Banks, Inc.	$8,921	(21,425)	18,026	(19,483)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (UNAUDITED)
Six Months Ended June 30, 2014 and 2013
(dollars expressed in thousands)

	First Banks, Inc. Stockholders’ Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity

Balance, December 31, 2012	$322,163	5,915	12,480	(179,513)	45,259	93,655	299,959
Net income	—	—	—	16,173	—	151	16,324
Other comprehensive loss	—	—	—	—	(35,656)	—	(35,656)
Accretion of discount on preferred stock	1,806	—	—	(1,806)	—	—	—
Preferred stock dividends declared	—	—	—	(9,828)	—	—	(9,828)
Balance, June 30, 2013	$323,969	5,915	12,480	(174,974)	9,603	93,806	270,799

Balance, December 31, 2013	$325,806	5,915	12,480	42,719	7,502	93,834	488,256
Net income	—	—	—	10,636	—	(54)	10,582
Other comprehensive income	—	—	—	—	7,390	—	7,390
Balance, June 30, 2014	$325,806	5,915	12,480	53,355	14,892	93,780	506,228
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(dollars expressed in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income attributable to First Banks, Inc.	$10,636	16,173
Net (loss) income attributable to noncontrolling interest in subsidiary	(54)	151
Less: net loss from discontinued operations, net of tax	—	(5,398)
Net income from continuing operations, net of tax	10,582	21,722
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of bank premises and equipment	5,837	5,794
Amortization and accretion of investment securities	11,265	13,326
Originations of loans held for sale	(93,643)	(173,065)
Proceeds from sales of loans held for sale	93,710	190,182
Provision (benefit) for current income taxes	546	(274)
Provision for deferred income taxes	5,289	3,956
Decrease in deferred tax asset valuation allowance	—	(3,662)
Decrease in accrued interest receivable	3,056	8
(Decrease) increase in accrued interest payable	(62,558)	7,068
Gain on loans sold and held for sale	(2,419)	(3,125)
Net (gain) loss on investment securities	(1,279)	71
Decrease (increase) in fair value of servicing rights	1,133	(624)
Write-downs on other real estate	197	809
Other operating activities, net	161	5,759
Net cash (used in) provided by operating activities – continuing operations	(28,123)	67,945
Net cash used in operating activities – discontinued operations	—	(4,553)
Net cash (used in) provided by operating activities	(28,123)	63,392
Cash flows from investing activities:
Net cash paid for sale of assets and liabilities of discontinued operations, net of cash and cash equivalents sold	(15,467)	(115,044)
Proceeds from sales of investment securities available for sale	166,320	118,583
Maturities of investment securities available for sale	90,817	243,019
Maturities of investment securities held to maturity	38,410	85,760
Purchases of investment securities available for sale	(62,293)	(306,063)
Purchases of investment securities held to maturity	(2,595)	(19,895)
Net purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(3,031)	(345)
Proceeds from sales of commercial loans	3,682	6,681
Net (increase) decrease in loans	(111,615)	38,544
Recoveries of loans previously charged-off	6,672	7,785
Purchases of bank premises and equipment	(3,674)	(3,327)
Net proceeds from sales of other real estate	10,103	20,535
Other investing activities, net	1,170	1,467
Net cash provided by investing activities – continuing operations	118,499	77,700
Net cash provided by investing activities – discontinued operations	—	1,699
Net cash provided by investing activities	118,499	79,399
Cash flows from financing activities:
Increase (decrease) in demand, savings and money market deposits	56,650	(4,681)
Decrease in time deposits	(64,511)	(123,856)
Increase in securities sold under agreements to repurchase	14,429	9,203
Net cash provided by (used in) financing activities – continuing operations	6,568	(119,334)
Net cash used in financing activities – discontinued operations	—	(26,758)
Net cash provided by (used in) financing activities	6,568	(146,092)
Net increase (decrease) in cash and cash equivalents	96,944	(3,301)
Cash and cash equivalents, beginning of period	190,435	518,846
Cash and cash equivalents, end of period	$287,379	515,545

Supplemental disclosures of cash flow information:
Cash paid for interest on liabilities	$73,470	5,056
Cash paid (received) for income taxes	447	(126)
Noncash investing and financing activities:
Reclassification of investment securities from available for sale to held to maturity	$—	242,540
Loans transferred to other real estate	2,915	5,221
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. The consolidated financial statements of First Banks, Inc. and subsidiaries (the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the Company’s 2013 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Certain reclassifications of 2013 amounts have been made to conform to the 2014 presentation. All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for a discussion regarding discontinued operations.
Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the noncontrolling interest in subsidiary, as more fully described below and in Note 14 to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.
The Company operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries. All of the subsidiaries are wholly owned as of June 30, 2014 except FB Holdings, LLC (FB Holdings), which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, as further described in Note 14 to the consolidated financial statements. FB Holdings is included in the consolidated financial statements and the noncontrolling ownership interest is reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiary” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, is reported as “net income (loss) attributable to noncontrolling interest in subsidiary” in the consolidated statements of income.
NOTE 2 – DISCONTINUED OPERATIONS
Discontinued Operations. The assets and liabilities associated with the transactions described (and defined) below were previously reported in the First Bank segment and were sold as part of the Company’s Capital Optimization Plan (Capital Plan). The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the operations of First Bank’s Association Bank Services line of business and Northern Florida Region for the three and six months ended June 30, 2013. The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations. All financial information in the consolidated financial statements and notes to the consolidated financial statements is reported on a continuing operations basis, unless otherwise noted.
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
Northern Florida Region. On November 21, 2012, First Bank entered into a Branch Purchase and Assumption Agreement that provided for the sale of certain assets and the transfer of certain liabilities associated with eight of First Bank’s retail branches located in Pinellas County, Florida to HomeBanc National Association (HomeBanc), headquartered in Lake Mary, Florida. The transaction was completed on April 19, 2013. Under the terms of the agreement, HomeBanc assumed $120.3 million of deposits, purchased the premises and equipment, and assumed the leases associated with these eight retail branches. The transaction resulted in a gain of $408,000, after the write-off of goodwill of $700,000 allocated to the Northern Florida Region, primarily during the second quarter of 2013.

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
Losses from discontinued operations, net of tax, for the three and six months ended June 30, 2013 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	Association Bank Services	Northern Florida	Total	Association Bank Services	Northern Florida	Total
	(dollars expressed in thousands)
Interest income:
Interest and fees on loans	$339	—	339	704	—	704
Interest expense:
Interest on deposits	82	41	123	170	233	403
Net interest income (loss)	257	(41)	216	534	(233)	301
Provision for loan losses	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	257	(41)	216	534	(233)	301
Noninterest income:
Service charges and customer service fees	16	30	46	57	134	191
Other	27	1	28	53	4	57
Total noninterest income	43	31	74	110	138	248
Noninterest expense:
Salaries and employee benefits	813	306	1,119	1,456	885	2,341
Occupancy, net of rental income	2	124	126	4	579	583
Furniture and equipment	9	1	10	21	40	61
FDIC insurance	205	—	205	409	53	462
Other	218	2,340	2,558	442	2,452	2,894
Total noninterest expense	1,247	2,771	4,018	2,332	4,009	6,341
Loss from operations of discontinued operations	(947)	(2,781)	(3,728)	(1,688)	(4,104)	(5,792)
Net gain on sale of discontinued operations	—	394	394	—	394	394
Benefit for income taxes	—	—	—	—	—	—
Net loss from discontinued operations, net of tax	$(947)	(2,387)	(3,334)	(1,688)	(3,710)	(5,398)

NOTE 3 – INVESTMENTS IN DEBT AND EQUITY SECURITIES
Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at June 30, 2014 and December 31, 2013 were as follows:

	Maturity				Total Amortized Cost	Gross			Weighted Average Yield
	1 Year	1-5	5-10	After		Unrealized		Fair
	or Less	Years	Years	10 Years		Gains	Losses	Value
	(dollars expressed in thousands)
June 30, 2014:
Carrying value:
U.S. Government sponsored agencies	$8,387	30,019	20,130	131,208	189,744	4,201	(52)	193,893	1.36%
Residential mortgage-backed	281	57,182	53,163	912,855	1,023,481	16,996	(9,141)	1,031,336	2.34
Commercial mortgage-backed	—	786	—	—	786	65	—	851	4.95
State and political subdivisions	1,815	842	—	28,402	31,059	58	(364)	30,753	1.17
Corporate notes	—	121,324	45,130	—	166,454	5,142	(441)	171,155	2.81
Equity investments	—	—	—	1,750	1,750	—	(45)	1,705	2.09
Total	$10,483	210,153	118,423	1,074,215	1,413,274	26,462	(10,043)	1,429,693	2.24
Fair value:
Debt securities	$10,531	216,141	119,237	1,082,079
Equity securities	—	—	—	1,705
Total	$10,531	216,141	119,237	1,083,784

Weighted average yield	2.03%	2.34%	2.08%	2.24%

December 31, 2013:
Carrying value:
U.S. Government sponsored agencies	$8,450	40,243	88,666	135,679	273,038	3,525	(664)	275,899	1.34%
Residential mortgage-backed	—	43,943	115,731	951,454	1,111,128	12,873	(18,214)	1,105,787	2.32
Commercial mortgage-backed	—	—	793	—	793	63	—	856	4.94
State and political subdivisions	1,369	2,035	200	28,432	32,036	81	(560)	31,557	1.26
Corporate notes	4,980	140,575	45,132	—	190,687	5,777	(261)	196,203	2.69
Equity investments	—	—	—	1,500	1,500	—	(57)	1,443	2.17
Total	$14,799	226,796	250,522	1,117,065	1,609,182	22,319	(19,756)	1,611,745	2.18
Fair value:
Debt securities	$14,927	233,338	250,860	1,111,177
Equity securities	—	—	—	1,443
Total	$14,927	233,338	250,860	1,112,620

Weighted average yield	2.17%	2.23%	1.81%	2.24%
Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at June 30, 2014 and December 31, 2013 were as follows:

	Maturity				Total Amortized Cost	Gross			Weighted Average Yield
	1 Year	1-5	5-10	After		Unrealized		Fair
	or Less	Years	Years	10 Years		Gains	Losses	Value
	(dollars expressed in thousands)
June 30, 2014:
Carrying value:
U.S. Government sponsored agencies	$—	—	12,959	—	12,959	—	(104)	12,855	1.18%
Residential mortgage-backed	—	120,167	70,482	487,645	678,294	1,776	(9,817)	670,253	1.88
State and political subdivisions	521	820	489	1,002	2,832	16	(87)	2,761	1.84
Total	$521	120,987	83,930	488,647	694,085	1,792	(10,008)	685,869	1.87
Fair value:
Debt securities	$524	121,704	83,820	479,821

Weighted average yield	2.62%	1.94%	1.15%	1.97%

December 31, 2013:
Carrying value:
U.S. Government sponsored agencies	$—	—	16,119	—	16,119	—	(153)	15,966	1.14%
Residential mortgage-backed	—	16,327	182,933	522,504	721,764	441	(21,206)	700,999	1.88
State and political subdivisions	640	575	55	1,033	2,303	2	(87)	2,218	1.93
Total	$640	16,902	199,107	523,537	740,186	443	(21,446)	719,183	1.86
Fair value:
Debt securities	$642	16,926	195,647	505,968

Weighted average yield	3.32%	2.20%	1.53%	1.97%

Proceeds from sales of available-for-sale investment securities were zero and $166.3 million for the three and six months ended June 30, 2014, respectively, compared to $52.1 million and $118.6 million for the comparable periods in 2013. Gross realized gains and gross realized losses on investment securities for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars expressed in thousands)
Gross realized gains on sales of available-for-sale securities	$—	346	2,010	692
Gross realized losses on sales of available-for-sale securities	—	—	(730)	(354)
Other-than-temporary impairment	(1)	(1)	(1)	(409)
Net realized (loss) gain on investment securities	$(1)	345	1,279	(71)
Other-than-temporary impairment for the six months ended June 30, 2013 includes impairment of $407,000 recorded during the first quarter of 2013 on a municipal investment security classified as held-to-maturity. Investment securities with a carrying value of $300.3 million and $283.7 million at June 30, 2014 and December 31, 2013, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars expressed in thousands)
June 30, 2014:
Available for sale:
U.S. Government sponsored agencies	$—	—	14,670	(52)	14,670	(52)
Residential mortgage-backed	85,433	(434)	264,814	(8,707)	350,247	(9,141)
State and political subdivisions	—	—	28,038	(364)	28,038	(364)
Corporate notes	9,873	(127)	14,686	(314)	24,559	(441)
Equity investments	1,705	(45)	—	—	1,705	(45)
Total	$97,011	(606)	322,208	(9,437)	419,219	(10,043)
Held to maturity:
U.S. Government sponsored agencies	$12,855	(104)	—	—	12,855	(104)
Residential mortgage-backed	67,802	(914)	377,479	(8,903)	445,281	(9,817)
State and political subdivisions	—	—	915	(87)	915	(87)
Total	$80,657	(1,018)	378,394	(8,990)	459,051	(10,008)

December 31, 2013:
Available for sale:
U.S. Government sponsored agencies	$16,005	(664)	—	—	16,005	(664)
Residential mortgage-backed	511,617	(18,119)	5,473	(95)	517,090	(18,214)
State and political subdivisions	27,872	(560)	—	—	27,872	(560)
Corporate notes	9,959	(41)	4,780	(220)	14,739	(261)
Equity investments	1,443	(57)	—	—	1,443	(57)
Total	$566,896	(19,441)	10,253	(315)	577,149	(19,756)
Held to maturity:
U.S. Government sponsored agencies	$15,966	(153)	—	—	15,966	(153)
Residential mortgage-backed	644,700	(20,759)	10,527	(447)	655,227	(21,206)
State and political subdivisions	946	(87)	—	—	946	(87)
Total	$661,612	(20,999)	10,527	(447)	672,139	(21,446)
The Company does not believe the investment securities that were in an unrealized loss position at June 30, 2014 and December 31, 2013 are other-than-temporarily impaired. The unrealized losses on the investment securities were primarily attributable to fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that First Bank will not be required to sell these securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired. The unrealized losses for investment securities for 12 months or more at June 30, 2014 and December 31, 2013 included 54 and 12 securities, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table summarizes the composition of the loan portfolio at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(dollars expressed in thousands)
Commercial, financial and agricultural	$639,741	600,704
Real estate construction and development	123,509	121,662
Real estate mortgage:
One-to-four-family residential	936,580	921,488
Multi-family residential	116,815	121,304
Commercial real estate	1,090,146	1,048,234
Consumer and installment	18,501	18,681
Loans held for sale	27,576	25,548
Net deferred loan fees	(749)	(526)
Total loans	$2,952,119	2,857,095
Aging of Loans. The following table presents the aging of loans by loan classification at June 30, 2014 and December 31, 2013:

	30-59 Days	60-89 Days	Recorded Investment > 90 Days Accruing	Nonaccrual	Total Past Due	Current	Total Loans
	(dollars expressed in thousands)
June 30, 2014:
Commercial, financial and agricultural	$260	361	15	12,339	12,975	626,766	639,741
Real estate construction and development	—	95	—	4,242	4,337	119,172	123,509
Real estate mortgage:
Residential mortgage	3,341	3,003	139	17,173	23,656	548,891	572,547
Home equity	2,294	493	720	7,011	10,518	353,515	364,033
Multi-family residential	—	—	—	1,164	1,164	115,651	116,815
Commercial real estate	577	4,238	228	6,036	11,079	1,079,067	1,090,146
Consumer and installment and net deferred loan fees	137	23	—	13	173	17,579	17,752
Loans held for sale	—	—	—	—	—	27,576	27,576
Total	$6,609	8,213	1,102	47,978	63,902	2,888,217	2,952,119

December 31, 2013:
Commercial, financial and agricultural	$447	394	80	10,523	11,444	589,260	600,704
Real estate construction and development	—	—	—	4,914	4,914	116,748	121,662
Real estate mortgage:
Residential mortgage	4,262	2,637	162	20,063	27,124	545,040	572,164
Home equity	2,256	963	182	7,361	10,762	338,562	349,324
Multi-family residential	—	—	—	1,793	1,793	119,511	121,304
Commercial real estate	1,423	391	—	8,283	10,097	1,038,137	1,048,234
Consumer and installment and net deferred loan fees	87	39	—	19	145	18,010	18,155
Loans held for sale	—	—	—	—	—	25,548	25,548
Total	$8,475	4,424	424	52,956	66,279	2,790,816	2,857,095
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
The following tables present the credit exposure of the loan portfolio by internally assigned credit grade and payment activity as of June 30, 2014 and December 31, 2013:

Commercial Loan Portfolio Credit Exposure by Internally Assigned Credit Grade	Commercial and Industrial	Real Estate Construction and Development	Multi-family	Commercial Real Estate	Total
		(dollars expressed in thousands)
June 30, 2014:
Pass	$593,976	45,980	90,070	1,048,970	1,778,996
Special mention	21,203	141	—	20,808	42,152
Substandard	12,223	73,146	611	9,883	95,863
Performing troubled debt restructuring	—	—	24,970	4,449	29,419
Nonaccrual	12,339	4,242	1,164	6,036	23,781
Total	$639,741	123,509	116,815	1,090,146	1,970,211
December 31, 2013:
Pass	$559,243	42,429	91,001	1,001,719	1,694,392
Special mention	16,211	929	—	21,714	38,854
Substandard	14,727	73,390	555	11,999	100,671
Performing troubled debt restructuring	—	—	27,955	4,519	32,474
Nonaccrual	10,523	4,914	1,793	8,283	25,513
Total	$600,704	121,662	121,304	1,048,234	1,891,904

Consumer Loan Portfolio Credit Exposure by Payment Activity	Residential Mortgage	Home Equity	Consumer and Installment and Net Deferred Loan Fees	Total
	(dollars expressed in thousands)
June 30, 2014:
Pass	$472,488	353,516	17,579	843,583
Substandard	5,421	3,506	160	9,087
Performing troubled debt restructuring	77,465	—	—	77,465
Nonaccrual	17,173	7,011	13	24,197
Total	$572,547	364,033	17,752	954,332
December 31, 2013:
Pass	$468,642	338,562	18,010	825,214
Substandard	5,306	3,401	126	8,833
Performing troubled debt restructuring	78,153	—	—	78,153
Nonaccrual	20,063	7,361	19	27,443
Total	$572,164	349,324	18,155	939,643
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
The following tables present the recorded investment, unpaid principal balance, related allowance for loan losses, average recorded investment and interest income recognized while on impaired status for impaired loans without a related allowance for loan losses and for impaired loans with a related allowance for loan losses by loan classification at June 30, 2014 and December 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
	(dollars expressed in thousands)
June 30, 2014:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$3,929	5,762	—	3,809	—
Real estate construction and development	3,038	12,833	—	3,294	—
Real estate mortgage:
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Multi-family residential	420	709	—	457	—
Commercial real estate	5,866	7,912	—	6,826	58
Consumer and installment	—	—	—	—	—
	13,253	27,216	—	14,386	58
With A Related Allowance Recorded:
Commercial, financial and agricultural	8,410	22,520	766	8,153	—
Real estate construction and development	1,204	3,541	226	1,305	—
Real estate mortgage:
Residential mortgage	94,638	112,767	8,177	97,002	1,038
Home equity	7,011	7,915	1,402	7,156	—
Multi-family residential	25,714	28,636	3,353	27,995	586
Commercial real estate	4,619	6,602	847	5,375	13
Consumer and installment	13	13	1	15	—
	141,609	181,994	14,772	147,001	1,637
Total:
Commercial, financial and agricultural	12,339	28,282	766	11,962	—
Real estate construction and development	4,242	16,374	226	4,599	—
Real estate mortgage:
Residential mortgage	94,638	112,767	8,177	97,002	1,038
Home equity	7,011	7,915	1,402	7,156	—
Multi-family residential	26,134	29,345	3,353	28,452	586
Commercial real estate	10,485	14,514	847	12,201	71
Consumer and installment	13	13	1	15	—
	$154,862	209,210	14,772	161,387	1,695

	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
	(dollars expressed in thousands)
December 31, 2013:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$3,119	4,342	—	4,270	1
Real estate construction and development	3,172	12,931	—	17,152	418
Real estate mortgage:
Residential mortgage	—	—	—	—	—
Home equity	596	632	—	564	—
Multi-family residential	443	709	—	474	—
Commercial real estate	6,884	9,221	—	11,636	273
Consumer and installment	—	—	—	—	—
	14,214	27,835	—	34,096	692
With A Related Allowance Recorded:
Commercial, financial and agricultural	7,404	21,565	497	10,136	—
Real estate construction and development	1,742	4,326	294	9,419	—
Real estate mortgage:
Residential mortgage	98,216	118,305	9,740	102,775	2,043
Home equity	6,765	7,637	1,472	6,406	—
Multi-family residential	29,305	29,322	2,438	31,377	1,226
Commercial real estate	5,918	9,468	990	10,003	26
Consumer and installment	19	19	—	22	—
	149,369	190,642	15,431	170,138	3,295
Total:
Commercial, financial and agricultural	10,523	25,907	497	14,406	1
Real estate construction and development	4,914	17,257	294	26,571	418
Real estate mortgage:
Residential mortgage	98,216	118,305	9,740	102,775	2,043
Home equity	7,361	8,269	1,472	6,970	—
Multi-family residential	29,748	30,031	2,438	31,851	1,226
Commercial real estate	12,802	18,689	990	21,639	299
Consumer and installment	19	19	—	22	—
	$163,583	218,477	15,431	204,234	3,987
Recorded investment represents the Company’s investment in its impaired loans reduced by cumulative charge-offs recorded against the allowance for loan losses on these same loans. At June 30, 2014 and December 31, 2013, the Company had recorded charge-offs of $54.3 million and $54.9 million, respectively, on its impaired loans, representing the difference between the unpaid principal balance and the recorded investment reflected in the tables above. The unpaid principal balance represents the principal amount contractually owed to the Company by the borrowers on the impaired loans.
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
Loan modifications are generally performed at the request of the borrower, whether commercial or consumer, and may include reductions in interest rates, changes in payments and maturity date extensions. Although the Company does not have formal, standardized loan modification programs for its commercial or consumer loan portfolios, it addresses loan modifications on a case-by-case basis and also participates in the United States Department of the Treasury's (U.S. Treasury) Home Affordable Modification Program (HAMP). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. At June 30, 2014 and December 31, 2013, the Company had $73.8 million and $75.3 million, respectively, of modified loans in the HAMP program.
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
The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending upon the individual facts and circumstances of the loan. TDRs accruing interest are classified as performing TDRs. The following table presents the categories of performing TDRs as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(dollars expressed in thousands)
Performing Troubled Debt Restructurings:
Real estate mortgage:
One-to-four-family residential	$77,465	78,153
Multi-family residential	24,970	27,955
Commercial real estate	4,449	4,519
Total performing troubled debt restructurings	$106,884	110,627
The Company does not accrue interest on TDRs which have been modified for a period less than six months or are not in compliance with the modified terms. These loans are considered nonperforming TDRs and are included with other nonaccrual loans for classification purposes. The following table presents the categories of loans considered nonperforming TDRs as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(dollars expressed in thousands)
Nonperforming Troubled Debt Restructurings:
Commercial, financial and agricultural	$478	711
Real estate construction and development	3,496	3,605
Real estate mortgage:
One-to-four-family residential	5,470	6,266
Total nonperforming troubled debt restructurings	$9,444	10,582
Both performing and nonperforming TDRs are considered to be impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses. The allowance for loan losses allocated to TDRs was $8.9 million and $9.1 million at June 30, 2014 and December 31, 2013, respectively.

The following tables present loans classified as TDRs that were modified during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars expressed in thousands)
Loan Modifications Classified as Troubled Debt Restructurings:
Commercial, financial and agricultural	—	$—	$—	1	$156	$156
Real estate mortgage:
One-to-four-family residential	12	1,467	1,177	10	2,647	2,644

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(dollars expressed in thousands)
Loan Modifications Classified as Troubled Debt Restructurings:
Commercial, financial and agricultural	—	$—	$—	2	$246	$201
Real estate mortgage:
One-to-four-family residential	27	4,047	3,334	20	4,870	4,542
The following tables present TDRs that defaulted within 12 months of modification during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars expressed in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate mortgage:
One-to-four-family residential	5	$764	1	$83

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars expressed in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate mortgage:
One-to-four-family residential	6	$1,202	1	$83
Upon default of a TDR, which is considered to be 90 days or more past due under the modified terms, impairment is measured based on the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses.
Allowance for Loan Losses. Changes in the allowance for loan losses for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars expressed in thousands)
Balance, beginning of period	$79,831	88,170	81,033	91,602
Loans charged-off	(6,240)	(6,871)	(9,687)	(13,754)
Recoveries of loans previously charged-off	4,427	4,334	6,672	7,785
Net loans charged-off	(1,813)	(2,537)	(3,015)	(5,969)
Provision for loan losses	—	—	—	—
Balance, end of period	$78,018	85,633	78,018	85,633

The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
Three Months Ended June 30, 2014:
Allowance for loan losses:
Beginning balance	$13,871	7,086	31,220	5,269	22,043	342	79,831
Charge-offs	(994)	(35)	(2,201)	(2,952)	(21)	(37)	(6,240)
Recoveries	1,263	756	1,478	2	915	13	4,427
Provision (benefit) for loan losses	(409)	(1,207)	(1,352)	5,055	(2,117)	30	—
Ending balance	$13,731	6,600	29,145	7,374	20,820	348	78,018

Six Months Ended June 30, 2014:
Allowance for loan losses:
Beginning balance	$13,401	7,407	32,619	5,249	22,052	305	81,033
Charge-offs	(2,616)	(65)	(3,627)	(3,084)	(209)	(86)	(9,687)
Recoveries	2,015	1,356	2,269	9	972	51	6,672
Provision (benefit) for loan losses	931	(2,098)	(2,116)	5,200	(1,995)	78	—
Ending balance	$13,731	6,600	29,145	7,374	20,820	348	78,018
The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
	(dollars expressed in thousands)
Three Months Ended June 30, 2013:
Allowance for loan losses:
Beginning balance	$14,168	13,003	36,660	4,202	19,720	417	88,170
Charge-offs	(1,010)	(166)	(4,338)	(159)	(1,156)	(42)	(6,871)
Recoveries	1,023	1,321	1,288	141	522	39	4,334
Provision (benefit) for loan losses	(215)	(2,746)	1,656	(62)	1,487	(120)	—
Ending balance	$13,966	11,412	35,266	4,122	20,573	294	85,633

Six Months Ended June 30, 2013:
Allowance for loan losses:
Beginning balance	$13,572	14,434	38,897	4,252	20,048	399	91,602
Charge-offs	(1,686)	(448)	(8,727)	(162)	(2,633)	(98)	(13,754)
Recoveries	2,090	1,716	2,519	141	1,240	79	7,785
Provision (benefit) for loan losses	(10)	(4,290)	2,577	(109)	1,918	(86)	—
Ending balance	$13,966	11,412	35,266	4,122	20,573	294	85,633

The following table represents a summary of the impairment method used by loan category at June 30, 2014 and December 31, 2013:

	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment and Net Deferred Loans Fees	Total
	(dollars expressed in thousands)
June 30, 2014:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$108	—	1,221	1,960	288	—	3,577
Impaired loans collectively evaluated for impairment	658	226	8,358	1,393	559	1	11,195
All other loans collectively evaluated for impairment	12,965	6,374	19,566	4,021	19,973	347	63,246
Total allowance for loan losses	$13,731	6,600	29,145	7,374	20,820	348	78,018
Loans:
Impaired loans individually evaluated for impairment	$5,794	2,870	9,866	25,558	6,149	—	50,237
Impaired loans collectively evaluated for impairment	6,545	1,372	91,783	576	4,336	13	104,625
All other loans collectively evaluated for impairment	627,402	119,267	834,931	90,681	1,079,661	17,739	2,769,681
Total loans	$639,741	123,509	936,580	116,815	1,090,146	17,752	2,924,543

December 31, 2013:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$—	62	2,275	1,034	385	—	3,756
Impaired loans collectively evaluated for impairment	497	232	8,937	1,404	605	—	11,675
All other loans collectively evaluated for impairment	12,904	7,113	21,407	2,811	21,062	305	65,602
Total allowance for loan losses	$13,401	7,407	32,619	5,249	22,052	305	81,033
Loans:
Impaired loans individually evaluated for impairment	$3,480	3,440	12,276	28,641	9,168	—	57,005
Impaired loans collectively evaluated for impairment	7,043	1,474	93,301	1,107	3,634	19	106,578
All other loans collectively evaluated for impairment	590,181	116,748	815,911	91,556	1,035,432	18,136	2,667,964
Total loans	$600,704	121,662	921,488	121,304	1,048,234	18,155	2,831,547

NOTE 5 – SERVICING RIGHTS
Mortgage Banking Activities. At June 30, 2014 and December 31, 2013, the Company serviced mortgage loans for others totaling $1.32 billion and $1.33 billion, respectively. Changes in mortgage servicing rights for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars expressed in thousands)
Balance, beginning of period	$14,395	10,652	14,211	9,152
Originated mortgage servicing rights	577	888	1,032	2,117
Purchased mortgage servicing rights	31	—	31	—
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	(460)	1,453	(309)	2,307
Other changes in fair value (2)	(440)	(652)	(862)	(1,235)
Balance, end of period	$14,103	12,341	14,103	12,341
____________________

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Other Servicing Activities. At June 30, 2014 and December 31, 2013, the Company serviced United States Small Business Administration (SBA) loans for others totaling $130.2 million and $139.1 million, respectively. Changes in SBA servicing rights for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars expressed in thousands)
Balance, beginning of period	$4,682	5,523	4,643	5,640
Originated SBA servicing rights	—	—	—	—
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	176	(58)	351	(36)
Other changes in fair value (2)	(177)	(273)	(313)	(412)
Balance, end of period	$4,681	5,192	4,681	5,192
____________________

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

NOTE 6 – DERIVATIVE INSTRUMENTS
The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The following table summarizes derivative instruments held by the Company, their notional amount, estimated fair values and their location in the consolidated balance sheets at June 30, 2014 and December 31, 2013:

			Derivatives in Other Assets
	Notional Amount		Fair Value Gain (Loss)
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(dollars expressed in thousands)
Derivative Instruments Not Designated as Hedging Instruments:
Interest rate lock commitments	$21,438	14,237	535	217
Forward commitments to sell mortgage-backed securities	35,800	29,100	(441)	296
Total	$57,238	43,337	94	513
Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These interest rate lock commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in September 2014.
The following table summarizes amounts included in the consolidated statements of income for the three and six months ended June 30, 2014 and 2013 related to non-hedging derivative instruments:

Derivative Instruments Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Operations on Derivatives	Amount of Gain (Loss) Recognized in Operations on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2014	2013	2014	2013
		(dollars expressed in thousands)
Interest rate lock commitments	Gain on loans sold and held for sale	$203	(1,047)	318	(1,769)
Forward commitments to sell mortgage-backed securities	Gain on loans sold and held for sale	(455)	2,543	(737)	2,783

NOTE 7 – SUBORDINATED DEBENTURES
As of June 30, 2014, the Company had 13 affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering.
The Company’s distributions accrued on the junior subordinated debentures were $3.0 million and $6.8 million for the three and six months ended June 30, 2014, respectively, and $3.7 million and $7.4 million for the comparable periods in 2013, and are included in interest expense in the consolidated statements of income. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in the Company’s capital base, as further discussed in Note 9 to the consolidated financial statements.

In August 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October, 2009. The terms of the junior subordinated debentures and the related trust indentures allow the Company to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. The Company had deferred such payments for 18 quarterly periods as of December 31, 2013. The Company had deferred $56.0 million of its regularly scheduled interest payments as of December 31, 2013. In addition, the Company had accrued additional interest expense of $6.7 million as of December 31, 2013 on the regularly scheduled deferred interest payments based on the interest rate in effect for each junior subordinated note issuance in accordance with the respective terms of the underlying agreements. During a deferral period, the respective trusts suspend the declaration and payment of dividends on the trust preferred securities.
During a deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. Accordingly, the Company also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September, 2009, as further described in Note 8 to the consolidated financial statements.
Under its previous Written Agreement with the Federal Reserve Bank of St. Louis (FRB), which was terminated on May 19, 2014, the Company agreed, among other things, to provide certain information to the FRB, including, but not limited to, prior notice regarding the issuance of additional trust preferred securities. The Company also agreed not to make any distributions of interest or other sums on its outstanding trust preferred securities without the prior approval of the FRB, as further described in Note 9 to the consolidated financial statements.
On January 31, 2014, the Company received regulatory approval from the FRB under the then-existing Written Agreement, subject to certain conditions, which granted First Bank the authority to pay a dividend to the Company, and the authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities. In February 2014, First Bank paid a dividend of $70.0 million to the Company. The aggregate amount owed on all of the junior subordinated debentures relating to the trust preferred securities at the respective March and April, 2014 payments totaled $66.4 million. On March 14, 2014, the Company paid interest on the junior subordinated debentures of $66.4 million to the respective trustees, which was subsequently distributed to the trust preferred securities holders on the respective interest payment dates in March and April, 2014. Since that time, the Company has continued to pay interest on its junior subordinated debentures to the respective trustees on the regularly scheduled quarterly payment dates. Such interest payments have been funded through additional dividends from First Bank.
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
NOTE 8 – STOCKHOLDERS’ EQUITY
Common Stock. There is no established public trading market for the Company’s common stock. Various trusts, which were established by and are administered by and for the benefit of the Company’s Chairman of the Board and members of his immediate family (including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company), own all of the voting stock of the Company.
Preferred Stock. The Company has four classes of preferred stock outstanding. On February 15, 2014, the annual dividend rate on the Class C Fixed Rate Cumulative Perpetual Preferred Stock (Class C Preferred Stock) increased from 5% to 9%.
The Company suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September, 2009. The Company has declared and accrued $68.4 million of its regularly scheduled dividend payments on its Class C Preferred Stock and Class D Fixed Rate Cumulative Perpetual Preferred Stock (Class D Preferred Stock) at June 30, 2014 and December 31, 2013, and has accrued an additional $9.4 million of cumulative dividends on such deferred dividend payments at June 30, 2014 and December 31, 2013. As such, the aggregate amount of these deferred and accrued dividend payments was $77.8 million at June 30, 2014 and December 31, 2013.

The Company ceased declaring dividends on its Class C Preferred Stock and Class D Preferred Stock during the fourth quarter of 2013. Previously, the Company had declared and accrued dividends on its Class C Preferred Stock and Class D Preferred Stock quarterly throughout the deferral period. If the Company had continued to declare and accrued dividends on its Class C Preferred Stock and Class D Preferred Stock during the fourth quarter of 2013 and the six months ended June 30, 2014, the Company would have accrued an additional $4.1 million and $14.5 million, respectively, of dividend payments, and the Company's aggregate deferred and accrued dividend payments would have been $96.4 million at June 30, 2014. The Company will continue to evaluate whether declaring dividends on its Class C Preferred Stock and Class D Preferred Stock is appropriate in future periods. The Company's cessation of declaring and accruing dividends on its Class C Preferred Stock and Class D Preferred Stock did not have any effect on the terms of the outstanding Class C Preferred Stock and Class D Preferred Stock, including the Company's obligations thereunder.
Accumulated Other Comprehensive Income (Loss). The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, by component, for the three and six months ended June 30, 2014:

	Investment Securities	Defined Benefit Pension Plan	Total
	(dollars expressed in thousands)
Three Months Ended June 30, 2014:
Balance, beginning of period	$13,830	(2,628)	11,202
Other comprehensive income before reclassifications	3,668	21	3,689
Amounts reclassified from accumulated other comprehensive income	1	—	1
Net current period other comprehensive income	3,669	21	3,690
Balance, end of period	$17,499	(2,607)	14,892

Six Months Ended June 30, 2014:
Balance, beginning of period	$10,151	(2,649)	7,502
Other comprehensive income before reclassifications	8,100	42	8,142
Amounts reclassified from accumulated other comprehensive income	(752)	—	(752)
Net current period other comprehensive income	7,348	42	7,390
Balance, end of period	$17,499	(2,607)	14,892
The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, by component, for the three and six months ended June 30, 2013:

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

The Company was categorized as adequately capitalized under minimum regulatory capital standards established for bank holding companies by the Federal Reserve at June 30, 2014 and December 31, 2013. The Company must maintain minimum total capital, Tier 1 capital and Tier 1 leverage ratios as set forth in the table below in order to meet the minimum capital adequacy standards.
First Bank was categorized as well capitalized at June 30, 2014 and December 31, 2013 under the prompt corrective action provisions of the regulatory capital standards. First Bank must maintain minimum total capital, Tier 1 capital and Tier 1 leverage ratios as set forth in the table below in order to be categorized as well capitalized.
At June 30, 2014 and December 31, 2013, the Company's and First Bank’s required and actual capital ratios were as follows:

						To be Well Capitalized Under Prompt Corrective Action Provisions
	Actual				For Capital Adequacy Purposes
	June 30, 2014		December 31, 2013
	Amount	Ratio	Amount	Ratio
	(dollars expressed in thousands)
Total capital (to risk-weighted assets):
First Banks, Inc.	$445,411	12.03%	$405,856	11.13%	8.0%	N/A
First Bank (1)	688,930	18.59	734,535	20.12	8.0	10.0%
Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	265,812	7.18	239,868	6.58	4.0	N/A
First Bank (1)	642,175	17.32	688,427	18.86	4.0	6.0
Tier 1 capital (to average assets):
First Banks, Inc.	265,812	4.75	239,868	4.12	4.0	N/A
First Bank (1)	642,175	11.49	688,427	11.77	4.0	5.0
____________________

(1)
The reduction in First Bank's regulatory capital ratios during the first six months of 2014 primarily resulted from the payment of a $70 million dividend to the Company in February 2014, as further described below.

Regulatory Agreements. On May 19, 2014, the FRB terminated the Written Agreement (Written Agreement), dated March 24, 2010, by and among the Company, SFC, First Bank and the FRB. The Written Agreement previously required the Company and First Bank to take certain steps intended to improve their overall financial condition, as previously described in "Item 1. – Business – Supervision and Regulation —Regulatory Agreements" in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2013. Pursuant to the Written Agreement, the Company prepared and filed with the FRB a number of specific plans designed to strengthen and/or address the following matters: (i) board oversight over the management and operations of the Company and First Bank; (ii) credit risk management practices; (iii) lending and credit administration policies and procedures; (iv) asset improvement; (v) capital; (vi) earnings and overall financial condition; and (vii) liquidity and funds management.
The Written Agreement required, among other things, that the Company and First Bank obtain prior approval from the FRB to pay dividends. In addition, the Company was required to obtain prior approval from the FRB to: (i) take any other form of payment from First Bank representing a reduction in capital of First Bank; (ii) make any distributions of interest, principal or other sums on junior subordinated debentures or trust preferred securities; (iii) incur, increase or guarantee any debt; or (iv) purchase or redeem any shares of the Company's stock. The FRB had complete discretion to grant any such approval. On January 31, 2014, the Company received regulatory approval from the FRB under the former Written Agreement, which granted First Bank the authority to pay a dividend to the Company, and the authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities. In February 2014, First Bank paid a dividend of $70.0 million to the Company and the Company subsequently paid interest on the junior subordinated debentures of $66.4 million, as further described in Note 7 to the consolidated financial statements.
On May 19, 2014, the Company and its Board of Directors entered into a Memorandum of Understanding (MOU) with the FRB. The MOU is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by the FRB and is used when circumstances warrant a milder form of action than a formal supervisory action. Under the terms of the MOU, the Company agreed, among other things, to provide certain information to the FRB including, but not limited to, progress of achieving its Capital Plan, notice of plans to materially change its Capital Plan, parent company cash flow plans and summaries of nonperforming asset classifications. In addition, the Company agreed not to do any of the following without the prior approval of the FRB: (i) declare or pay any dividends on its common or preferred stock; (ii) incur or guarantee any debt; (iii) redeem any of the Company's outstanding common or preferred stock; and (iv) cause First Bank to pay dividends in excess of its earnings or make a capital distribution that would cause First Bank's Tier 1 Leverage Ratio to fall below 9.0%. The FRB has complete discretion to grant any such approval and therefore, it is not known whether the FRB would approve any such request.
While the Company intends to take such actions as may be necessary to comply with the requirements of the MOU with the FRB, there can be no assurance that such efforts will not have adverse effects on the operations and financial condition of the Company or First Bank. If the Company fails to comply with the terms of the MOU, further enforcement action could be taken by the FRB which could have a materially adverse effect on the Company's business, financial condition or results of operations.
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

The calculation of common equity Tier 1 capital is different from the calculation of common equity under GAAP. Most significantly for the Company, the Company's net deferred tax assets, which are included in the calculation of common equity under GAAP, will be substantially phased out over time from the required calculation of common equity Tier 1 capital for regulatory purposes. The net deferred tax assets attributable to net operating loss and tax credit carryforwards, which comprised over 88.0% of the Company's net deferred tax assets as of June 30, 2014, are scheduled to be phased out entirely from inclusion in the calculation of common equity Tier 1 capital in 2018. The Company is continuing to evaluate the impact the final Basel III capital rules may have on its regulatory capital levels and capital planning strategies.
In light of the Company's current capital and the future changes in the calculation of regulatory capital as a result of Basel III, absent a substantial increase in qualifying common equity, the Company is not likely to meet the common equity Tier 1 requirement as it will be calculated in 2015, or to meet the common equity Tier 1 requirement as it will be calculated in 2016 when the capital conservation buffer goes into effect. The inability to remain adequately capitalized under the new Basel III capital requirements could materially adversely impact the Company's financial condition, results of operations, and ability to grow. In addition, the inability to meet the capital conservation buffer would preclude the Company from making dividend payments on capital stock and interest payments on trust preferred securities absent a waiver of the Basel III rules by the Federal Reserve when the capital conservation rules become applicable to the Company in 2016 and it is not known whether the Federal Reserve would grant such a waiver.

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
Items Measured on a Recurring Basis. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
June 30, 2014:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	193,893	—	193,893
Residential mortgage-backed	—	1,031,336	—	1,031,336
Commercial mortgage-backed	—	851	—	851
State and political subdivisions	—	30,753	—	30,753
Corporate notes	—	171,155	—	171,155
Equity investments	1,705	—	—	1,705
Mortgage loans held for sale	—	27,576	—	27,576
Derivative instruments:
Interest rate lock commitments	—	535	—	535
Forward commitments to sell mortgage-backed securities	—	(441)	—	(441)
Servicing rights	—	—	18,784	18,784
Total	$1,705	1,455,658	18,784	1,476,147
Liabilities:
Nonqualified deferred compensation plan	$6,594	—	—	6,594
Total	$6,594	—	—	6,594
December 31, 2013:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	275,899	—	275,899
Residential mortgage-backed	—	1,105,787	—	1,105,787
Commercial mortgage-backed	—	856	—	856
State and political subdivisions	—	31,557	—	31,557
Corporate notes	—	196,203	—	196,203
Equity investments	1,443	—	—	1,443
Mortgage loans held for sale	—	25,548	—	25,548
Derivative instruments:
Interest rate lock commitments	—	217	—	217
Forward commitments to sell mortgage-backed securities	—	296	—	296
Servicing rights	—	—	18,854	18,854
Total	$1,443	1,636,363	18,854	1,656,660
Liabilities:
Nonqualified deferred compensation plan	$6,641	—	—	6,641
Total	$6,641	—	—	6,641
There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three and six months ended June 30, 2014 and 2013.

The following table presents the changes in Level 3 assets measured on a recurring basis for the three and six months ended June 30, 2014 and 2013:

	Servicing Rights
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars expressed in thousands)
Balance, beginning of period	$19,077	16,175	18,854	14,792
Total gains or losses (realized/unrealized):
Included in earnings (1)	(901)	470	(1,133)	624
Included in other comprehensive income	—	—	—	—
Issuances	577	888	1,032	2,117
Purchases	31	—	31	—
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$18,784	17,533	18,784	17,533
____________________

(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of income.
Items Measured on a Nonrecurring Basis. From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013 are reflected in the following table:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
	(dollars expressed in thousands)
June 30, 2014:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	11,573	11,573
Real estate construction and development	—	—	4,016	4,016
Real estate mortgage:
Residential mortgage	—	—	86,461	86,461
Home equity	—	—	5,609	5,609
Multi-family residential	—	—	22,781	22,781
Commercial real estate	—	—	9,638	9,638
Consumer and installment	—	—	12	12
Other real estate	—	—	59,235	59,235
Total	$—	—	199,325	199,325
December 31, 2013:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	10,026	10,026
Real estate construction and development	—	—	4,620	4,620
Real estate mortgage:
Residential mortgage	—	—	88,476	88,476
Home equity	—	—	5,889	5,889
Multi-family residential	—	—	27,310	27,310
Commercial real estate	—	—	11,812	11,812
Consumer and installment	—	—	19	19
Other real estate	—	—	66,702	66,702
Total	$—	—	214,854	214,854
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
Other real estate measured at fair value upon initial recognition totaled $2.9 million and $5.2 million for the six months ended June 30, 2014 and 2013, respectively. In addition to other real estate measured at fair value upon initial recognition, the Company recorded write-downs to the balance of other real estate of $100,000 and $197,000 to noninterest expense for the three and six months ended June 30, 2014, respectively, compared to $551,000 and $809,000 for the comparable periods in 2013.

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

The estimated fair value of the Company’s financial instruments at June 30, 2014 was as follows:

	June 30, 2014
	Carrying Value	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$287,379	287,379	—	—	287,379
Investment securities:
Available for sale	1,429,693	1,705	1,427,988	—	1,429,693
Held to maturity	694,085	—	685,869	—	685,869
Loans held for portfolio	2,846,525	—	—	2,732,392	2,732,392
Loans held for sale	27,576	—	27,576	—	27,576
FRB and FHLB stock	30,388	30,388	—	—	30,388
Derivative instruments	94	—	94	—	94
Accrued interest receivable	14,742	14,742	—	—	14,742
Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,299,746	1,299,746	—	—	1,299,746
Interest-bearing demand	680,324	680,324	—	—	680,324
Savings and money market	1,844,362	1,844,362	—	—	1,844,362
Time deposits	981,602	—	—	981,846	981,846
Securities sold under agreements to repurchase	57,572	57,572	—	—	57,572
Accrued interest payable	783	783	—	—	783
Subordinated debentures	354,248	—	—	302,308	302,308
Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(2,430)	—	—	(2,430)	(2,430)
The estimated fair value of the Company’s financial instruments at December 31, 2013 was as follows:

	December 31, 2013
	Carrying Value	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(dollars expressed in thousands)
Financial Assets:
Cash and cash equivalents	$190,435	190,435	—	—	190,435
Investment securities:
Available for sale	1,611,745	1,443	1,610,302	—	1,611,745
Held to maturity	740,186	—	719,183	—	719,183
Loans held for portfolio	2,750,514	—	—	2,562,160	2,562,160
Loans held for sale	25,548	—	25,548	—	25,548
FRB and FHLB stock	27,357	27,357	—	—	27,357
Derivative instruments	513	—	513	—	513
Accrued interest receivable	17,798	17,798	—	—	17,798
Financial Liabilities:
Deposits:
Noninterest-bearing demand	$1,243,545	1,243,545	—	—	1,243,545
Interest-bearing demand	679,527	679,527	—	—	679,527
Savings and money market	1,844,710	1,844,710	—	—	1,844,710
Time deposits	1,046,113	—	—	1,046,485	1,046,485
Securities sold under agreements to repurchase	43,143	43,143	—	—	43,143
Accrued interest payable	63,341	63,341	—	—	63,341
Subordinated debentures	354,210	—	—	242,678	242,678
Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$(2,715)	—	—	(2,715)	(2,715)

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
The valuation allowance reserves for certain state net operating loss carryforwards, federal and state tax credits and capital loss carryovers which are projected to expire prior to their utilization, based upon projected taxable income at December 31, 2013. The Company has reserved for this benefit in its valuation allowance but will continue to evaluate the potential future utilization of these items and will record an adjustment to the valuation allowance in the period a change is warranted.
A summary of the Company’s deferred tax assets and deferred tax liabilities at June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
	(dollars expressed in thousands)
Gross deferred tax assets	$369,234	359,261
Unrecognized tax benefits for uncertain tax positions	(868)	—
Valuation allowance	(43,380)	(43,380)
Deferred tax assets, net of valuation allowance	324,986	315,881
Deferred tax liabilities	49,257	28,397
Net deferred tax assets	$275,729	287,484
At June 30, 2014 and December 31, 2013, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $551.5 million and $571.8 million, respectively. For state income tax purposes, the Company had net operating loss carryforwards of approximately $773.1 million and $785.4 million at June 30, 2014 and December 31, 2013, respectively, and a related deferred tax asset of $65.9 million and $66.6 million, respectively.

NOTE 12 – EARNINGS (LOSS) PER COMMON SHARE
The following is a reconciliation of basic and diluted earnings (loss) per share (EPS) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars in thousands, except share and per share data)
Basic:
Net income from continuing operations attributable to First Banks, Inc.	$5,231	12,797	10,636	21,571
Preferred stock dividends declared	—	(4,947)	—	(9,828)
Accretion of discount on preferred stock	—	(908)	—	(1,806)
Net income from continuing operations attributable to common stockholders	5,231	6,942	10,636	9,937
Net loss from discontinued operations attributable to common stockholders	—	(3,334)	—	(5,398)
Net income available to First Banks, Inc. common stockholders	$5,231	3,608	10,636	4,539

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661

Basic earnings per common share – continuing operations	$221.11	293.39	449.54	419.98
Basic loss per common share – discontinued operations	$—	(140.90)	—	(228.14)
Basic earnings per common share	$221.11	152.49	449.54	191.84

Diluted:
Net income from continuing operations attributable to common stockholders	$5,231	6,942	10,636	9,937
Net loss from discontinued operations attributable to common stockholders	—	(3,334)	—	(5,398)
Net income available to First Banks, Inc. common stockholders	5,231	3,608	10,636	4,539
Effect of dilutive securities – Class A convertible preferred stock	—	—	—	—
Diluted income available to First Banks, Inc. common stockholders	$5,231	3,608	10,636	4,539

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661
Effect of dilutive securities – Class A convertible preferred stock	3,903	—	4,162	—
Weighted average diluted shares of common stock outstanding	27,564	23,661	27,823	23,661

Diluted earnings per common share – continuing operations	$189.80	293.39	382.26	419.98
Diluted loss per common share – discontinued operations	$—	(140.90)	—	(228.14)
Diluted earnings per common share	$189.80	152.49	382.26	191.84

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

The business segment results are consistent with the Company’s internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. The business segment results are summarized as follows:

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(dollars expressed in thousands)
Balance sheet information:
Investment securities	$2,123,778	2,351,931	—	—	2,123,778	2,351,931
Total loans	2,952,119	2,857,095	—	—	2,952,119	2,857,095
FRB and FHLB stock	30,388	27,357	—	—	30,388	27,357
Total assets	5,830,155	5,865,160	52,199	53,823	5,882,354	5,918,983
Deposits	4,816,077	4,815,792	(10,043)	(1,897)	4,806,034	4,813,895
Securities sold under agreements to repurchase	57,572	43,143	—	—	57,572	43,143
Subordinated debentures	—	—	354,248	354,210	354,248	354,210
Stockholders’ equity	880,667	931,561	(374,439)	(443,305)	506,228	488,256

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
	(dollars expressed in thousands)
Income statement information:
Interest income	$42,557	43,732	30	—	42,587	43,732
Interest expense	2,041	2,244	3,022	3,731	5,063	5,975
Net interest income (loss)	40,516	41,488	(2,992)	(3,731)	37,524	37,757
Provision for loan losses	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	40,516	41,488	(2,992)	(3,731)	37,524	37,757
Noninterest income	14,124	18,831	90	112	14,214	18,943
Noninterest expense	43,607	44,025	(19)	118	43,588	44,143
Income (loss) from continuing operations before provision (benefit) for income taxes	11,033	16,294	(2,883)	(3,737)	8,150	12,557
Provision (benefit) for income taxes	1,901	(128)	1,017	(217)	2,918	(345)
Net income (loss) from continuing operations, net of tax	9,132	16,422	(3,900)	(3,520)	5,232	12,902
Loss from discontinued operations, net of tax	—	(3,334)	—	—	—	(3,334)
Net income (loss)	9,132	13,088	(3,900)	(3,520)	5,232	9,568
Net income attributable to noncontrolling interest in subsidiary	1	105	—	—	1	105
Net income (loss) attributable to First Banks, Inc.	$9,131	12,983	(3,900)	(3,520)	5,231	9,463

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
	(dollars expressed in thousands)
Income statement information:
Interest income	$84,746	87,718	30	—	84,776	87,718
Interest expense	4,092	4,717	6,820	7,407	10,912	12,124
Net interest income (loss)	80,654	83,001	(6,790)	(7,407)	73,864	75,594
Provision for loan losses	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	80,654	83,001	(6,790)	(7,407)	73,864	75,594
Noninterest income	28,683	34,115	206	223	28,889	34,338
Noninterest expense	86,600	87,888	(264)	302	86,336	88,190
Income (loss) from continuing operations before provision (benefit) for income taxes	22,737	29,228	(6,320)	(7,486)	16,417	21,742
Provision (benefit) for income taxes	6,021	20	(186)	—	5,835	20
Net income (loss) from continuing operations, net of tax	16,716	29,208	(6,134)	(7,486)	10,582	21,722
Loss from discontinued operations, net of tax	—	(5,398)	—	—	—	(5,398)
Net income (loss)	16,716	23,810	(6,134)	(7,486)	10,582	16,324
Net (loss) income attributable to noncontrolling interest in subsidiary	(54)	151	—	—	(54)	151
Net income (loss) attributable to First Banks, Inc.	$16,770	23,659	(6,134)	(7,486)	10,636	16,173

NOTE 14 – TRANSACTIONS WITH RELATED PARTIES
First Services, L.P. First Services, L.P. (First Services), a limited partnership indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, provides information technology, item processing and various related services to the Company and First Bank. Fees paid under agreements with First Services were $5.5 million and $10.8 million for the three and six months ended June 30, 2014, respectively, and $4.9 million and $9.9 million for the comparable periods in 2013. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of such equipment of $377,000 and $767,000 for the three and six months ended June 30, 2014, respectively, and $293,000 and $537,000 for the comparable periods in 2013. In addition, First Services paid $435,000 and $870,000 for the three and six months ended June 30, 2014, respectively, and $436,000 and $871,000 for the comparable periods in 2013, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.
First Services has an Affiliate Services Agreement with the Company and First Bank that relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, accounting services, insurance services, vendor payment processing services and advisory services. Fees accrued under the Affiliate Services Agreement by First Services were $60,000 and $120,000 for the three and six months ended June 30, 2014, respectively, and $45,000 and $91,000 for the comparable periods in 2013.
First Brokerage America, L.L.C. First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, received approximately $1.2 million and $2.3 million for the three and six months ended June 30, 2014, respectively, and $1.2 million and $2.4 million for the comparable periods in 2013, in gross commissions paid by unaffiliated third-party companies. The commissions received primarily resulted from sales of annuities, securities and other insurance products to customers of First Bank. First Brokerage paid approximately $149,000 and $242,000 for the three and six months ended June 30, 2014, respectively, and $131,000 and $245,000 for the comparable periods in 2013, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.
Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of the Company’s Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $126,000 and $252,000 for the three and six months ended June 30, 2014, respectively, and $122,000 and $244,000 for the comparable periods in 2013.
First Capital America, Inc. / FB Holdings, LLC. The Company formed FB Holdings, a limited liability company organized in the state of Missouri, in May 2008. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. First Bank owned 53.23% and FCA, a corporation owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, owned the remaining 46.77% of FB Holdings as of June 30, 2014. FCA's ownership in FB Holdings is reflected as a component of stockholders’ equity in the consolidated balance sheets.
Investors of America Limited Partnership. On March 20, 2013, the Company entered into a Revolving Credit Note and a Stock Pledge Agreement (the Credit Agreement) with Investors of America Limited Partnership (Investors of America, LP). Investors of America, LP is a Nevada limited partnership that was created by and for the benefit of the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company. The Credit Agreement provided for a $5.0 million secured revolving line of credit to be utilized for general working capital needs. This borrowing arrangement, which matured on March 31, 2014, had an interest rate of LIBOR plus 300 basis points. There were no balances outstanding under the Credit Agreement from its origination date through its maturity date.
Loans to Directors, Executive Officers and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors, executive officers and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of the Company were $14.4 million and $12.0 million at June 30, 2014 and December 31, 2013, respectively. First Bank does not extend credit to its officers or to officers of the Company, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.

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
The Company entered into an MOU with the FRB, dated May 19, 2014. Additionally, on May 19, 2014, the FRB terminated the Written Agreement, dated March 24, 2010, by and among the Company, SFC, First Bank and the FRB. These agreements are further described in Note 9 to the consolidated financial statements.

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

•
Regulatory actions that impact First Banks, Inc. and First Bank, including our ability to comply with the terms of the Memorandum of Understanding entered into between First Banks, Inc. and the Federal Reserve Bank of St. Louis, as further discussed under “Overview and Recent Developments – Regulatory Agreements;”

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

•	Credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio including certain large individual loans;

•	Possible changes in the creditworthiness of customers and the possible impairment of collectability of loans;

•	Our ability to maintain an appropriate level of liquidity to fund operations, service debt obligations and meet obligations and other commitments;

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

OVERVIEW AND RECENT DEVELOPMENTS
We, or the Company, are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries. First Bank’s subsidiaries are wholly owned at June 30, 2014 except for FB Holdings, LLC, or FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, as further described in Note 14 to our consolidated financial statements.
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

We have applied discontinued operations accounting in accordance with Accounting Standards Codification™, or ASC, Topic 205-20, “Presentation of Financial Statements - Discontinued Operations,” to the operations of our ABS line of business and our Northern Florida Region for the three and six months ended June 30, 2013. All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our consolidated financial statements for further information regarding discontinued operations.
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

The calculation of common equity Tier 1 capital is different from the calculation of common equity under U.S. generally accepted accounting principles, or GAAP. Most significantly for the Company, the Company's net deferred tax assets, which are included in the calculation of common equity under GAAP, will be substantially phased out over time from the required calculation of common equity Tier 1 capital for regulatory purposes. To illustrate the difference between common equity under GAAP and common equity Tier 1 capital for regulatory purposes, the Company’s common equity under GAAP as of June 30, 2014 was $71.8 million, which includes net deferred tax assets of $275.7 million. In 2016, the majority of the Company’s net deferred tax assets will be excluded from the regulatory calculation of common equity Tier 1 capital due to the phase in requirements of the Basel III rules. As a direct result of this exclusion and the phase in of other required changes in the regulatory calculation of common equity Tier 1 capital, if, hypothetically, the Company were to apply the regulatory capital rules applicable in 2016 as of June 30, 2014, the Company’s common equity Tier 1 capital as of June 30, 2014 using the rules applicable in 2016 would be negative $98.5 million, or $170.3 million less than the Company’s common equity under GAAP. The net deferred tax assets attributable to net operating loss and tax credit carryforwards, which comprised over 88.0% of the Company's net deferred tax assets as of June 30, 2014, are scheduled to be phased out entirely from inclusion in the calculation of common equity Tier 1 capital in 2018. We are continuing to evaluate the impact the final Basel III capital rules may have on our regulatory capital levels and capital planning strategies.
In light of the Company’s current capital position and the future changes in the calculation of regulatory capital as a result of Basel III, absent a substantial increase in qualifying common equity, the Company is not likely to meet the common equity Tier 1 requirement as it will be calculated in 2015, or to meet the common equity Tier 1 requirement as it will be calculated in 2016 when the capital conservation buffer goes into effect. The inability to remain adequately capitalized under the new Basel III capital requirements could materially adversely impact our financial condition, results of operations, and ability to grow. In addition, the inability to meet the capital conservation buffer would preclude the Company from making dividend payments on capital stock and interest payments on trust preferred securities absent a waiver of the Basel III rules by the Federal Reserve when the capital conservation rules become applicable to the Company in 2016 and it is not known whether the Federal Reserve would grant such a waiver.
See further information regarding these matters under “Item 1A – Risk Factors.”
Dividend from First Bank and Payment of Interest on Junior Subordinated Debentures. On January 31, 2014, the Company received regulatory approval from the Federal Reserve Bank of St. Louis, or FRB, under the then-existing Written Agreement and subject to certain conditions, which granted First Bank the authority to pay a dividend to the Company, and the authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities. In February 2014, First Bank paid a dividend of $70.0 million to the Company.
In March 2014, the Company paid interest on all of the junior subordinated debentures of $66.4 million to the respective trustees, which was subsequently distributed to the trust preferred securities holders on the respective interest payment dates in March and

April, 2014, as further described in Note 7 to our consolidated financial statements. Since that time, the Company has continued to pay interest on its junior subordinated debentures to the respective trustees on the regularly scheduled quarterly payment dates. Such interest payments have been funded through additional dividends from First Bank.
Regulatory Agreements. On May 19, 2014, the FRB terminated the Written Agreement, or Written Agreement, dated March 24, 2014, by and among the Company, SFC, First Bank and the FRB. The Written Agreement previously required the Company and First Bank to take certain steps intended to improve their overall financial condition, as previously described in "Item 1. – Business – Supervision and Regulation —Regulatory Agreements" in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2013. Pursuant to the Written Agreement, the Company prepared and filed with the FRB a number of specific plans designed to strengthen and/or address the following matters: (i) board oversight over the management and operations of the Company and First Bank; (ii) credit risk management practices; (iii) lending and credit administration policies and procedures; (iv) asset improvement; (v) capital; (vi) earnings and overall financial condition; and (vii) liquidity and funds management.
The Written Agreement required, among other things, that the Company and First Bank obtain prior approval from the FRB to pay dividends. In addition, the Company was required to obtain prior approval from the FRB to: (i) take any other form of payment from First Bank representing a reduction in capital of First Bank; (ii) make any distributions of interest, principal or other sums on junior subordinated debentures or trust preferred securities; (iii) incur, increase or guarantee any debt; or (iv) purchase or redeem any shares of the Company's stock. The FRB had complete discretion to grant any such approval. On January 31, 2014, the Company received regulatory approval from the FRB under the former Written Agreement, subject to certain conditions, which granted First Bank the authority to pay a dividend to the Company, and authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities, as previously described above.
On May 19, 2014, the Company entered into a Memorandum of Understanding, or MOU, with the FRB. The MOU is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by the FRB and is used when circumstances warrant a milder form of action than a formal supervisory action. Under the terms of the MOU, the Company agreed, among other things, to provide certain information to the FRB including, but not limited to, progress of achieving its Capital Plan, notice of plans to materially change its Capital Plan, parent company cash flow plans and summaries of nonperforming asset classifications. In addition, the Company agreed not to do any of the following without the prior approval of the FRB: (i) declare or pay any dividends on its common or preferred stock; (ii) incur or guarantee any debt; (iii) redeem any of the Company's outstanding common or preferred stock; and (iv) cause First Bank to pay dividends in excess of its earnings or make a capital distribution that would cause First Bank's Tier 1 Leverage Ratio to fall below 9.0%. The FRB has complete discretion to grant any such approval and therefore, it is not known whether the FRB would approve any such request.
While the Company intends to take such actions as may be necessary to comply with the requirements of the MOU with the FRB, there can be no assurance that such efforts will not have adverse effects on the operations and financial condition of the Company or First Bank. If the Company fails to comply with the terms of the MOU, further enforcement action could be taken by the FRB which could have a materially adverse effect on the Company's business, financial condition or results of operations.
RESULTS OF OPERATIONS
Overview. We recorded net income of $5.2 million and $10.6 million for the three and six months ended June 30, 2014, respectively, compared to $9.5 million and $16.2 million for the comparable periods in 2013. Our net income reflects the following:

•
Net interest income of $37.5 million and $73.9 million for the three and six months ended June 30, 2014, respectively, compared to $37.8 million and $75.6 million for the comparable periods in 2013, and an increase in our net interest margin to 2.85% and 2.81% for the three and six months ended June 30, 2014, respectively, compared to 2.61% and 2.60% for the comparable periods in 2013;

•	A provision for loan losses of zero for each of the three and six months ended June 30, 2014 and 2013;

•	Noninterest income of $14.2 million and $28.9 million for the three and six months ended June 30, 2014, respectively, compared to $18.9 million and $34.3 million for the comparable periods in 2013;

•	Noninterest expense of $43.6 million and $86.3 million for the three and six months ended June 30, 2014, respectively, compared to $44.1 million and $88.2 million for the comparable periods in 2013;

•
A provision for income taxes of $2.9 million and $5.8 million for the three and six months ended June 30, 2014, respectively, compared to a benefit for income taxes of $345,000 for the three months ended June 30, 2013 and a provision for income taxes of $20,000 for the six months ended June 30, 2013;

•	A net loss from discontinued operations, net of tax, of $3.3 million and $5.4 million for the three and six months ended June 30, 2013, respectively; and

•
Net income attributable to noncontrolling interest in subsidiary of $1,000 and a net loss attributable to noncontrolling interest in subsidiary $54,000 for the three and six months ended June 30, 2014, respectively, compared to net income attributable to noncontrolling interest in subsidiary of $105,000 and $151,000 for the comparable periods in 2013.

Net Interest Income and Average Balance Sheets. The primary source of our income is net interest income. The following table sets forth, on a tax-equivalent basis, certain information on a continuing operations basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,						Six Months Ended June 30,
	2014			2013			2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(dollars expressed in thousands)
ASSETS:
Interest-earning assets:
Loans (1)(2)(3)	$2,935,163	30,191	4.13%	$2,803,647	29,898	4.28%	$2,906,318	59,282	4.11%	$2,824,538	60,084	4.29%
Investment securities (3)	2,110,914	11,924	2.27	2,632,086	13,351	2.03	2,166,563	24,580	2.29	2,649,872	26,634	2.03
FRB and FHLB stock	31,103	360	4.64	27,593	307	4.46	30,694	718	4.72	27,537	610	4.47
Short-term investments	216,364	142	0.26	352,411	223	0.25	202,843	262	0.26	376,097	485	0.26
Total interest-earning assets	5,293,544	42,617	3.23	5,815,737	43,779	3.02	5,306,418	84,842	3.22	5,878,044	87,813	3.01
Nonearning assets	585,060			410,873			582,798			413,804
Assets of discontinued operations	—			41,567			—			44,021
Total assets	$5,878,604			$6,268,177			$5,889,216			$6,335,869

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$683,764	87	0.05%	$640,108	74	0.05%	$679,417	169	0.05%	$643,614	150	0.05%
Savings and money market	1,853,153	769	0.17	1,843,567	632	0.14	1,848,375	1,513	0.17	1,851,003	1,267	0.14
Time deposits of $100 or more	378,130	483	0.51	394,330	573	0.58	388,800	969	0.50	406,105	1,229	0.61
Other time deposits	627,943	695	0.44	730,940	978	0.54	636,864	1,417	0.45	747,172	2,081	0.56
Total interest-bearing deposits	3,542,990	2,034	0.23	3,608,945	2,257	0.25	3,553,456	4,068	0.23	3,647,894	4,727	0.26
Other borrowings	45,115	2	0.02	33,195	(15)	(0.18)	42,492	6	0.03	30,460	(12)	(0.08)
Subordinated debentures	354,239	3,027	3.43	354,162	3,733	4.23	354,229	6,838	3.89	354,153	7,409	4.22
Total interest-bearing liabilities	3,942,344	5,063	0.52	3,996,302	5,975	0.60	3,950,177	10,912	0.56	4,032,507	12,124	0.61
Noninterest-bearing liabilities:
Demand deposits	1,269,818			1,197,165			1,257,169			1,176,567
Other liabilities	163,534			193,309			182,962			188,754
Liabilities of discontinued operations	—			588,776			—			643,224
Total liabilities	5,375,696			5,975,552			5,390,308			6,041,052
Stockholders’ equity	502,908			292,625			498,908			294,817
Total liabilities and stockholders’ equity	$5,878,604			$6,268,177			$5,889,216			$6,335,869

Net interest income		37,554			37,804			73,930			75,689
Interest rate spread			2.71			2.42			2.66			2.40
Net interest margin (4)			2.85%			2.61%			2.81%			2.60%
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)
Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were $30,000 and $66,000 for the three and six months ended June 30, 2014, respectively, and $47,000 and $95,000 for the comparable periods in 2013.

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
Net interest income, expressed on a tax-equivalent basis, decreased to $37.6 million and $73.9 million for the three and six months ended June 30, 2014, respectively, compared to $37.8 million and $75.7 million for the comparable periods in 2013. Our net interest margin increased 24 and 21 basis points to 2.85% and 2.81% for the three and six months ended June 30, 2014, respectively, from 2.61% and 2.60% for the comparable periods in 2013.
We attribute the increase in our net interest margin for the three and six months ended June 30, 2014, as compared to the comparable periods in 2013, to an increase in the average yield on investment securities, a decrease in the cost of interest-bearing deposits and a reduction in our average short-term investments, partially offset by a decrease in the average yield on loans. We attribute the decrease in our net interest income for the three and six months ended June 30, 2014, as compared to the comparable periods in 2013, to a lower average balance of interest-earning assets, primarily resulting from the sale of our ABS line of business in November, 2013. While improved from the three and six months ended June 30, 2013, our net interest margin is expected to continue to remain at lower-than-historical levels until loan balances become a higher percentage of our interest-earning assets.
Interest income on our loan portfolio, expressed on a tax-equivalent basis, increased $293,000 for the three months ended June 30, 2014, as compared to the comparable period in 2013, and decreased $802,000 for the six months ended June 30, 2014, as compared to the comparable period in 2013. Average loans increased $131.5 million and $81.8 million to $2.94 billion and $2.91 billion for the three and six months ended June 30, 2014, respectively, as compared to $2.80 billion and $2.82 billion for the comparable periods in 2013, while the yield on our loan portfolio decreased 15 and 18 basis points to 4.13% and 4.11% for the three and six months ended June 30, 2014, respectively, from 4.28% and 4.29% for the comparable periods in 2013. The increase in average loans primarily reflects continued growth in our production loan volumes, particularly in our commercial, financial and agricultural and commercial real estate portfolios, partially offset by loan payoffs and principal payments and the exit of certain of our problem credit relationships. The yield on our loan portfolio continues to be adversely impacted by the lower levels of prime and LIBOR interest rates, as a significant portion of our loan portfolio is priced to these indices.
Interest income on our investment securities, expressed on a tax-equivalent basis, decreased $1.4 million and $2.1 million for the three and six months ended June 30, 2014, respectively, as compared to the comparable periods in 2013. Average investment securities decreased $521.2 million and $483.3 million for the three and six months ended June 30, 2014, respectively, as compared to the comparable periods in 2013. The yield earned on our investment securities portfolio increased 24 and 26 basis points to 2.27% and 2.29% for the three and six months ended June 30, 2014, respectively, as compared to 2.03% for the three and six months ended June 30, 2013. During 2013, we reinvested proceeds from sales and maturities of certain investment securities into cash and cash equivalents to build liquidity in anticipation of the sale of our ABS line of business, which was completed in November 2013. During the first quarter of 2014, we sold certain investment securities to fund loan growth and to pay all of the cumulative deferred interest on our junior subordinated debentures relating to the Company's trust preferred securities in March 2014. We continue to maintain a high level of investment securities in an effort to support future loan growth opportunities.
Interest income on our short-term investments decreased $81,000 and $223,000 for the three and six months ended June 30, 2014, respectively, as compared to the comparable periods in 2013. Average short-term investments decreased $136.0 million and $173.3 million for the three and six months ended June 30, 2014, respectively, as compared to the comparable periods in 2013. During 2013, we utilized funds available from sales and maturities of investment securities to increase our liquidity position for the sales of our ABS line of business during the fourth quarter of 2013 and our Northern Florida Region during the second quarter of 2013. The yield on our short-term investments was 0.26% for the three and six months ended June 30, 2014, compared to 0.25% and 0.26% for the comparable periods in 2013, reflecting the investment of the majority of funds in our short-term investments in our correspondent bank account with the FRB, which currently earns 0.25%.
Interest expense on our interest-bearing deposits decreased $223,000 and $659,000 for the three and six months ended June 30, 2014, respectively, as compared to the comparable periods in 2013. Average total deposits increased $6.7 million to $4.81 billion for the three months ended June 30, 2014, from $4.81 billion for the comparable period in 2013, whereas, average total deposits decreased $13.8 million to $4.81 billion for the six months ended June 30, 2014, from $4.82 billion for the comparable period in 2013. Average interest-bearing deposits decreased $66.0 million and $94.4 million, respectively, and average noninterest-bearing deposits increased $72.7 million and $80.6 million, respectively, for the three and six months ended June 30, 2014, as compared to the comparable periods in 2013. The decrease in average interest-bearing deposits for the three and six months ended June 30, 2014, as compared to the comparable periods in 2013, primarily reflects anticipated reductions of higher rate certificates of deposit, partially offset by organic growth in demand deposits through deposit development programs, including marketing campaigns and enhanced product and service offerings. The mix in our deposit portfolio volumes for the six months ended June 30, 2014, as compared to the comparable period in 2013, primarily reflects a shift from time deposits and savings and money market deposits to interest-bearing and noninterest-bearing demand deposits. Decreases in our average time deposits, and savings and money market deposits, of $127.6 million and $2.6 million, respectively, for the six months ended June 30, 2014, as compared to the comparable period in 2013, were partially offset by increases in our average interest-bearing and noninterest-bearing demand deposits of $35.8 million and $80.6 million, respectively, for the six months ended June 30, 2014, as compared to the comparable period in 2013. The aggregate weighted average rate paid on our interest-bearing deposit portfolio decreased two and three basis points to 0.23% for the three and six months ended June 30, 2014, from 0.25% and 0.26% for the three and six months ended June 30, 2013, respectively, primarily reflecting the re-pricing of certificate of deposit accounts to current market interest rates upon maturity. The weighted average rate paid on our time deposit portfolio declined eight and 11 basis points to 0.47% for the three and six months ended June 30, 2014, from 0.55% and 0.58% for the three and six months ended June 30, 2013, respectively.
Interest expense on our junior subordinated debentures decreased $706,000 and $571,000 for the three and six months ended June 30, 2014, respectively, as compared to the comparable periods in 2013. The aggregate weighted average rate paid on our junior subordinated debentures decreased to 3.43% and 3.89% for the three and six months ended June 30, 2014, respectively, from 4.23% and 4.22% for the comparable periods in 2013. The aggregate weighted average rates reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures until March 2014, when we paid all of the cumulative deferred interest, as further discussed in Note 7 to our consolidated financial statements. The additional interest expense accrued on the regularly scheduled deferred interest payments increased the weighted average rate paid on our junior subordinated debentures by 45 basis points for the six months ended June 30, 2014, as compared to 76 and 74 basis points for the three and six months ended June 30, 2013, respectively.
Rate / Volume. The following table indicates, on a tax-equivalent basis, the changes in interest income and interest expense on a continuing basis that are attributable to changes in average volume and changes in average rates, for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:
	Three Months Ended June 30, 2014 Compared to 2013			Six Months Ended June 30, 2014 Compared to 2013
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(dollars expressed in thousands)
Interest earned on:
Loans (1) (2) (3)	$1,368	(1,075)	293	1,731	(2,533)	(802)
Investment securities (3)	(2,866)	1,439	(1,427)	(5,221)	3,167	(2,054)
FRB and FHLB stock	40	13	53	73	35	108
Short-term investments	(89)	8	(81)	(223)	—	(223)
Total interest income	(1,547)	385	(1,162)	(3,640)	669	(2,971)
Interest paid on:
Interest-bearing demand deposits	13	—	13	19	—	19
Savings and money market deposits	3	134	137	(2)	248	246
Time deposits	(157)	(216)	(373)	(340)	(584)	(924)
Other borrowings	(4)	21	17	(3)	21	18
Subordinated debentures	1	(707)	(706)	2	(573)	(571)
Total interest expense	(144)	(768)	(912)	(324)	(888)	(1,212)
Net interest income	$(1,403)	1,153	(250)	(3,316)	1,557	(1,759)
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
Provision for Loan Losses. We did not record a provision for loan losses for the three and six months ended June 30, 2014 and 2013, which was attributable to the continued improvement in our overall asset quality levels, as further discussed under “—Loans and Allowance for Loan Losses.”
Our nonaccrual loans were $48.0 million at June 30, 2014, compared to $53.8 million at March 31, 2014, $53.0 million at December 31, 2013 and $89.0 million at June 30, 2013, reflecting a 46.1% decrease in nonaccrual loans year-over-year. The decrease in the overall level of nonaccrual loans at June 30, 2014, as compared to June 30, 2013, was primarily driven by the resolution of certain nonaccrual loans, and reflects our continued progress with respect to the implementation of our asset quality improvement initiatives, designed to reduce the overall balance of nonaccrual and other potential problem loans and assets.
Our net loan charge-offs decreased to $1.8 million and $3.0 million for the three and six months ended June 30, 2014, respectively, from $2.5 million and $6.0 million for the comparable periods in 2013. Our annualized net loan charge-offs were 0.25% and 0.21% of average loans for the three and six months ended June 30, 2014, respectively, compared to 0.36% and 0.43% for the comparable periods in 2013. Loan charge-offs were $6.2 million and $9.7 million for the three and six months ended June 30, 2014, respectively, compared to $6.9 million and $13.8 million for the comparable periods in 2013, and loan recoveries were $4.4 million and $6.7 million for the three and six months ended June 30, 2014, respectively, compared to $4.3 million and $7.8 million for the comparable periods in 2013.
Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”
Noninterest Income. Noninterest income decreased $4.7 million and $5.4 million to $14.2 million and $28.9 million for the three and six months ended June 30, 2014, respectively, from $18.9 million and $34.3 million for the comparable periods in 2013. The decrease in our noninterest income for the first six months of 2014, as compared to the comparable period in 2013, was primarily attributable to reduced gains on loans sold and held for sale, reduced net gains on sale of other real estate, decreases in the fair value of servicing rights and a decline in other income, partially offset by increased net gains on investment securities. The following table summarizes noninterest income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2014	2013	Amount	%	2014	2013	Amount	%
	(dollars expressed in thousands)
Noninterest income:
Service charges on deposit accounts and customer service fees	$8,667	8,607	60	0.7%	$17,000	16,921	79	0.5%
Gain on loans sold and held for sale	1,554	1,572	(18)	(1.1)	2,419	3,125	(706)	(22.6)
Net (loss) gain on investment securities	(1)	345	(346)	(100.3)	1,279	(71)	1,350	1,901.4
Net gain on sale of other real estate	692	3,658	(2,966)	(81.1)	1,134	4,024	(2,890)	(71.8)
(Decrease) increase in fair value of servicing rights	(901)	470	(1,371)	(291.7)	(1,133)	624	(1,757)	(281.6)
Loan servicing fees	1,664	1,776	(112)	(6.3)	3,375	3,493	(118)	(3.4)
Other	2,539	2,515	24	1.0	4,815	6,222	(1,407)	(22.6)
Total noninterest income	$14,214	18,943	(4,729)	(25.0)	$28,889	34,338	(5,449)	(15.9)
The decrease in gains on residential mortgage loans sold and held for sale was primarily attributable to a decline in loan production volumes in our mortgage banking division during the periods as new interest rate lock commitments decreased to $83.9 million and $131.8 million for the three and six months ended June 30, 2014, respectively, from $102.3 million and $200.5 million for the comparable periods in 2013. The decline in loan production volume during the periods was associated with a decrease in refinancing activity in our mortgage banking division during the periods.
Net gains on investment securities for the six months ended June 30, 2014 reflect the sale of certain investment securities during the first quarter of 2014 to fund loan growth and other corporate transactions. Net (losses) gains on investment securities for the three and six months ended June 30, 2013 reflect the sale of certain investment securities in anticipation of corporate transactions and other-than-temporary impairment of $407,000 during the first quarter of 2013 on a single municipal investment security classified as held-to-maturity.
The decrease in net gains on sales of other real estate reflects sales of other real estate properties with an aggregate carrying value of $9.0 million at a net gain of $1.1 million during the six months ended June 30, 2014, as compared to sales of other real estate properties with an aggregate carrying value of $16.5 million at a net gain of $4.0 million during the six months ended June 30, 2013, including a gain of $2.7 million on the sale of a single property in the second quarter of 2013.
The decrease in the fair value of mortgage and SBA servicing rights primarily reflects changes in mortgage interest rates and the related changes in estimated prepayment speeds during the periods, as well as changes in cash flow assumptions underlying SBA loans serviced for others.
The decrease in other income for the six months ended June 30, 2014, as compared to the comparable period in 2013, was primarily attributable to income of $1.2 million recognized on the call of an SBA loan securitization in the first quarter of 2013.
Noninterest Expense. Noninterest expense decreased $555,000 and $1.9 million to $43.6 million and $86.3 million for the three and six months ended June 30, 2014, respectively, from $44.1 million and $88.2 million for the comparable periods in 2013. The decrease in our noninterest expense for the first six months of 2014 was primarily attributable to a lower level of expenses associated with our nonperforming assets and potential problem loans, in addition to decreased FDIC insurance expense, partially offset by an increase in salaries and employee benefits expenses and information technology fees. The following table summarizes noninterest expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2014	2013	Amount	%	2014	2013	Amount	%
	(dollars expressed in thousands)
Noninterest expense:
Salaries and employee benefits	$20,383	19,645	738	3.8%	$40,265	39,196	1,069	2.7%
Occupancy, net of rental income, and furniture and equipment	8,122	8,473	(351)	(4.1)	16,266	16,890	(624)	(3.7)
Postage, printing and supplies	554	711	(157)	(22.1)	1,193	1,339	(146)	(10.9)
Information technology fees	5,874	5,270	604	11.5	11,484	10,555	929	8.8
Legal, examination and professional fees	1,447	1,497	(50)	(3.3)	2,738	3,160	(422)	(13.4)
Advertising and business development	650	584	66	11.3	1,272	1,016	256	25.2
FDIC insurance	1,241	1,838	(597)	(32.5)	2,505	3,720	(1,215)	(32.7)
Write-downs and expenses on other real estate	639	1,259	(620)	(49.2)	1,338	2,770	(1,432)	(51.7)
Other	4,678	4,866	(188)	(3.9)	9,275	9,544	(269)	(2.8)
Total noninterest expense	$43,588	44,143	(555)	(1.3)	$86,336	88,190	(1,854)	(2.1)
The increase in salaries and employee benefits expense reflects normal compensation increases, increases in staffing levels in certain key revenue-generating functions and an increase in incentive compensation, partially offset by a decrease in benefits expenses, including medical claims and prescription expenses. We had 1,158 and 1,147 full-time equivalent employees at June 30, 2014 and December 31, 2013, respectively, compared to 1,146 at June 30, 2013, excluding discontinued operations.
The decrease in occupancy, net of rental income, and furniture and equipment expense reflects a decrease in rent expense associated with branch facilities that were closed during the first and second quarters of 2013.
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
The decrease in legal, examination and professional fees reflects a decline in legal expenses associated with loan collection activities, divestiture activities and litigation matters for the three and six months ended June 30, 2014, in comparison to the level of such expenses for the three and six months ended June 30, 2013.
The decrease in FDIC insurance expense is primarily reflective of a reduction in our assessment rate, effective October 2013.
The decrease in write-downs and expenses on other real estate reflects a reduction in the overall number and balance of our other real estate, which decreased to $59.2 million at June 30, 2014, from $61.5 million, $66.7 million and $78.2 million at March 31, 2014, December 31, 2013 and June 30, 2013, respectively. Other real estate expenses, exclusive of write-downs, such as taxes, insurance, and repairs and maintenance, decreased $169,000 and $820,000 to $539,000 and $1.1 million for the three and six months ended June 30, 2014, respectively, from $708,000 and $2.0 million for the comparable periods in 2013. Write-downs related to the re-valuation of certain other real estate properties decreased $451,000 and $612,000 to $100,000 and $197,000 for the three and six months ended June 30, 2014, respectively, from $551,000 and $809,000 for the comparable periods in 2013.
Provision for Income Taxes. We recorded a provision for income taxes of $2.9 million and $5.8 million for the three and six months ended June 30, 2014, respectively, as compared to a benefit for income taxes of $345,000 for the three months ended June 30, 2013 and a provision for income taxes of $20,000 for the six months ended June 30, 2013. During the fourth quarter of 2013, we reversed substantially all of the valuation allowance against our net deferred tax assets, previously established in 2008. As such, interim periods beginning January 1, 2014 reflect the initial periods in which a provision for income taxes is recorded in the statements of income without a related deferred tax asset valuation allowance.
FINANCIAL CONDITION
Total assets decreased $36.6 million to $5.88 billion at June 30, 2014, from $5.92 billion at December 31, 2013. The decrease in our total assets was primarily attributable to a decrease in our investment securities portfolio, partially offset by an increase in cash and cash equivalents and our loan portfolio, as further described below.
Cash and cash equivalents, which are comprised of cash and short-term investments, increased $96.9 million to $287.4 million at June 30, 2014, from $190.4 million at December 31, 2013. The majority of funds in our short-term investments are maintained in our correspondent bank account with the FRB, as further discussed under “—Liquidity Management.” The increase in our cash and cash equivalents was primarily attributable to the following:

•	A net decrease in our investment securities portfolio of $229.4 million, excluding amortization and the fair value adjustment on available-for-sale investment securities;

•
A net increase in our daily securities sold under agreements to repurchase of $14.4 million, consisting of changes in our daily repurchase agreements utilized by customers as an alternative deposit product;

•	Sales of other real estate resulting in the receipt of cash proceeds from these sales of $10.1 million;

•	Recoveries of loans previously charged off of $6.7 million; and

•	Cash generated by operating earnings; partially offset by

•	An increase in loans of $107.6 million, exclusive of loan charge-offs and transfers of loans to other real estate;

•	A decrease in deposits of $7.9 million;

•
The payment of $66.4 million of cumulative deferred interest payments on our junior subordinated debentures in March 2014, which was distributed to the trust preferred securities holders on the respective interest payment dates in March and April, 2014; and

•	A payment of $15.5 million in January 2014 associated with the final settlement amount paid to Union Bank in conjunction with the sale of our ABS line of business in November, 2013.
Investment securities decreased $228.2 million to $2.12 billion at June 30, 2014, from $2.35 billion at December 31, 2013. The decrease primarily reflects proceeds from sales of available-for-sale investment securities of $166.3 million and proceeds from maturities and/or calls of investment securities of $129.2 million. We sold certain investment securities during the first quarter of 2014 to fund loan growth and other corporate transactions, including the payment of all of the cumulative deferred interest on our junior subordinated debentures relating to the Company's trust preferred securities in March 2014. The decrease in investment securities is partially offset by purchases of investment securities of $64.9 million and an increase in the fair value adjustment on our available-for-sale investment securities of $13.9 million resulting from a decrease in market interest rates during the period.
Loans, net of net deferred loan fees, or total loans, increased $95.0 million to $2.95 billion at June 30, 2014, from $2.86 billion at December 31, 2013. The increase primarily reflects new loan production as a result of successful efforts to expand existing loan relationships and develop new loan relationships, specifically in our commercial, financial and agricultural and our real estate mortgage portfolios, which increased $39.0 million and $52.5 million, respectively.
Deposits decreased $7.9 million to $4.81 billion at June 30, 2014, from $4.81 billion at December 31, 2013. The decrease reflects reductions of certificates of deposit and savings and money market deposits of $64.5 million and $348,000, respectively, partially offset by growth in demand deposits of $57.0 million attributable to seasonal fluctuations.
Daily securities sold under agreements to repurchase (in connection with cash management activities of our commercial deposit customers) increased $14.4 million to $57.6 million at June 30, 2014, from $43.1 million at December 31, 2013, reflecting changes in customer balances associated with this product segment.
Accrued expenses and other liabilities decreased $82.1 million to $109.0 million at June 30, 2014, from $191.1 million at December 31, 2013. The decrease was primarily attributable to a decrease of $62.5 million in accrued interest payable on our junior subordinated debentures associated with the payment of all of the cumulative deferred interest on our junior subordinated debentures relating to the Company's trust preferred securities in March 2014, as further described in Note 7 to our consolidated financial statements. The decrease was also attributable to the final settlement amount of $15.5 million paid to Union Bank in January 2014 in conjunction with the sale of our ABS line of business in November 2013.
Loans and Allowance for Loan Losses
Loan Portfolio Composition. Total loans represented 50.2% of our assets as of June 30, 2014, compared to 48.3% of our assets at December 31, 2013. Total loans increased $95.0 million to $2.95 billion at June 30, 2014 from $2.86 billion at December 31, 2013. The following table summarizes the composition of our loan portfolio by category at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(dollars expressed in thousands)
Commercial, financial and agricultural	$639,741	600,704
Real estate construction and development	123,509	121,662
Real estate mortgage:
One-to-four-family residential	936,580	921,488
Multi-family residential	116,815	121,304
Commercial real estate	1,090,146	1,048,234
Consumer and installment	18,501	18,681
Loans held for sale	27,576	25,548
Net deferred loan fees	(749)	(526)
Total loans	$2,952,119	2,857,095

The following table summarizes the composition of our loan portfolio by geographic region and/or business segment at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(dollars expressed in thousands)
Southern California	$1,000,994	968,241
Missouri	624,969	565,043
Mortgage Banking Division	518,426	513,225
Northern California	381,862	361,895
Northern and Southern Illinois	229,628	224,664
Chicago	82,967	91,048
Florida	52,995	58,525
Texas	14,064	23,705
Other	46,214	50,749
Total loans	$2,952,119	2,857,095
The net increase in our loan portfolio during the first six months of 2014 primarily reflects the following:

•	An increase of $39.0 million, or 6.5%, in our commercial, financial and agricultural portfolio, primarily attributable to an increase in new loan production within this portfolio segment;

•
An increase of $15.1 million, or 1.6%, in our one-to-four-family residential real estate loan portfolio, primarily attributable to new loan production within our home equity portfolio. The following table summarizes the composition of our one-to-four-family residential real estate loan portfolio as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(dollars expressed in thousands)
One-to-four-family residential real estate:
Residential mortgage	$572,547	572,164
Home equity	364,033	349,324
Total	$936,580	921,488

•
A decrease of $4.5 million, or 3.7%, in our multi-family residential real estate loan portfolio, attributable to principal payments and payoffs on existing loans exceeding new loan production and loan charge-offs of $3.1 million during the second quarter of 2014; and

•
An increase of $41.9 million, or 4.0%, in our commercial real estate portfolio, primarily attributable to new loan production within this portfolio segment. The following table summarizes the composition of our commercial real estate portfolio by loan type as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(dollars expressed in thousands)
Commercial real estate:
Owner occupied	$593,689	568,035
Non-owner occupied	474,421	461,573
Farmland	22,036	18,626
Total	$1,090,146	1,048,234

Nonperforming Assets. Nonperforming assets consist of nonaccrual loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(dollars expressed in thousands)
Nonperforming Assets:
Nonaccrual loans:
Commercial, financial and agricultural	$12,339	10,523
Real estate construction and development	4,242	4,914
One-to-four-family residential real estate:
Residential mortgage	17,173	20,063
Home equity	7,011	7,361
Multi-family residential	1,164	1,793
Commercial real estate	6,036	8,283
Consumer and installment	13	19
Total nonaccrual loans	47,978	52,956
Other real estate	59,235	66,702
Total nonperforming assets	$107,213	119,658

Total loans	$2,952,119	2,857,095

Performing troubled debt restructurings	$106,884	110,627

Loans past due 90 days or more and still accruing	$1,102	424

Ratio of:
Allowance for loan losses to loans	2.64%	2.84%
Nonaccrual loans to loans	1.63	1.85
Allowance for loan losses to nonaccrual loans	162.61	153.02
Nonperforming assets to loans and other real estate	3.56	4.09
Our nonperforming assets decreased $12.4 million, or 10.4%, to $107.2 million at June 30, 2014, from $119.7 million at December 31, 2013, reflecting a decrease in both nonaccrual loans and other real estate.
The decrease in our nonaccrual loans of $5.0 million, or 9.4%, during the first six months of 2014, primarily in our residential mortgage and commercial real estate loan portfolios, reflects the resolution of certain nonaccrual loans as a result of payoffs and the sale of nonaccrual loans, in addition to gross loan charge-offs and transfers to other real estate. As of June 30, 2014 and December 31, 2013, loans identified by management as performing troubled debt restructurings, or TDRs, aggregating $9.4 million and $10.6 million, respectively, were on nonaccrual status and were classified as nonperforming loans. The decrease in other real estate of $7.5 million, or 11.2%, during the first six months of 2014 was primarily driven by sales of other real estate properties, including a single property with a carrying value of $3.0 million.
Performing Troubled Debt Restructurings. The following table presents the categories of performing TDRs as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(dollars expressed in thousands)
Real estate mortgage:
One-to-four-family residential	$77,465	78,153
Multi-family residential	24,970	27,955
Commercial real estate	4,449	4,519
Total performing troubled debt restructurings	$106,884	110,627
The decrease in performing TDRs of $3.7 million, or 3.4%, during the first six months of 2014 reflects a decrease in all of our performing TDR loan categories. Our multi-family residential performing TDRs at June 30, 2014 consist of a single $25.0 million loan relationship in our Chicago region that was restructured during the fourth quarter of 2012. We are closely monitoring this loan relationship, and while facts and circumstances are subject to change in the future, the borrower continued to service this obligation in accordance with the existing terms and conditions of the restructured credit agreement as of June 30, 2014.

Potential Problem Loans. As of June 30, 2014 and December 31, 2013, loans aggregating $105.0 million and $109.5 million, respectively, which were not classified as nonperforming assets or performing TDRs, were identified by management as having potential credit problems, or potential problem loans. These loans are generally defined as commercial loans having an internally assigned grade of substandard and consumer loans which are greater than 30 days past due. The following table presents the categories of our potential problem loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(dollars expressed in thousands)
Commercial, financial and agricultural	$12,223	14,727
Real estate construction and development	73,146	73,390
Real estate mortgage:
One-to-four-family residential	8,927	8,707
Multi-family residential	611	555
Commercial real estate	9,883	11,999
Consumer and installment	160	126
Total potential problem loans	$104,950	109,504
Potential problem loans decreased $4.6 million, or 4.2%, during the first six months of 2014. Potential problem loans at June 30, 2014 include a $60.5 million real estate construction and development credit relationship in our Southern California region, which was subsequently reduced to $19.2 million as a result of a refinancing of a substantial portion of the credit relationship through an independent third party financial institution.
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
Allowance for Loan Losses. Our allowance for loan losses decreased to $78.0 million at June 30, 2014, from $81.0 million at December 31, 2013. The decrease in our allowance for loan losses during the first six months of 2014 was attributable to net loan charge-offs of $3.0 million.

Our allowance for loan losses as a percentage of total loans was 2.64% and 2.84% at June 30, 2014 and December 31, 2013, respectively. The decrease in the allowance for loan losses as a percentage of total loans during the first six months of 2014 was primarily attributable to the decrease in our nonaccrual and potential problem loans, which generally require a higher allowance for loan losses relative to the amount of the loans than the remainder of the loan portfolio, in addition to a decrease in our historical net loan charge-off experience as a result of declining charge-off levels during the first six months of 2014 and the year ended December 31, 2013, as compared to previous periods.
Our allowance for loan losses as a percentage of nonaccrual loans was 162.61% and 153.02% at June 30, 2014 and December 31, 2013, respectively. The increase in the allowance for loan losses as a percentage of nonaccrual loans during the first six months of 2014 was primarily attributable to the decrease in nonaccrual loans, a portion of which did not carry a specific allowance for loan losses as these loans had been charged down to the estimated fair value of the related collateral less estimated costs to sell.
The following table summarizes the changes in the allowance for loan losses for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars expressed in thousands)
Allowance for loan losses, beginning of period	$79,831	88,170	81,033	91,602
Loans charged-off:
Commercial, financial and agricultural	(994)	(1,010)	(2,616)	(1,686)
Real estate construction and development	(35)	(166)	(65)	(448)
Real estate mortgage:
One-to-four-family residential:
Residential mortgage	(2,065)	(3,091)	(3,156)	(6,739)
Home equity	(136)	(1,247)	(471)	(1,988)
Multi-family residential	(2,952)	(159)	(3,084)	(162)
Commercial real estate	(21)	(1,156)	(209)	(2,633)
Consumer and installment	(37)	(42)	(86)	(98)
Total	(6,240)	(6,871)	(9,687)	(13,754)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	1,263	1,023	2,015	2,090
Real estate construction and development	756	1,321	1,356	1,716
Real estate mortgage:
One-to-four-family residential:
Residential mortgage	1,355	1,124	1,937	2,258
Home equity	123	164	332	261
Multi-family residential loans	2	141	9	141
Commercial real estate loans	915	522	972	1,240
Consumer and installment	13	39	51	79
Total	4,427	4,334	6,672	7,785
Net loans charged-off	(1,813)	(2,537)	(3,015)	(5,969)
Provision for loan losses	—	—	—	—
Allowance for loan losses, end of period	$78,018	85,633	78,018	85,633
Our net loan charge-offs decreased to $1.8 million and $3.0 million for the three and six months ended June 30, 2014, respectively, from $2.5 million and $6.0 million for the comparable periods in 2013. Our annualized net loan charge-offs as a percentage of average loans were 0.25% and 0.21% for the three and six months ended June 30, 2014, respectively, compared to 0.36% and 0.43% for the comparable periods in 2013. Net loan charge-offs associated with our multi-family residential real estate loan portfolio were $3.0 million and $3.1 million for the three and six months ended June 30, 2014, respectively, as compared to $18,000 and $21,000 for the comparable periods in 2013.
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

The following table is a summary of the ratio of the allocated allowance for loan losses to loans by category as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Commercial, financial and agricultural	2.15%	2.23%
Real estate construction and development	5.34	6.09
Real estate mortgage:
One-to-four-family residential	3.11	3.54
Multi-family residential	6.31	4.33
Commercial real estate	1.91	2.10
Consumer and installment	1.96	1.68
Total	2.64	2.84
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
We are “asset-sensitive,” indicating that our assets would generally re-price with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 5.1% of net interest income, based on assets and liabilities at June 30, 2014. At June 30, 2014, we remain in an asset-sensitive position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with the effect of significant declines in interest rates that began in late 2007 and continued throughout 2008 and 2009 to historically low levels that remain prevalent in the current marketplace, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.
We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of June 30, 2014, adjusted to account for anticipated prepayments:

	Three Months or Less	Over Three through Six Months	Over Six through Twelve Months	Over One through Five Years	Over Five Years	Total
	(dollars expressed in thousands)
Interest-earning assets:
Loans (1)	$1,422,271	153,240	265,031	918,631	192,946	2,952,119
Investment securities	90,188	92,532	158,009	1,235,478	547,571	2,123,778
FRB and FHLB stock	30,388	—	—	—	—	30,388
Short-term investments	168,575	—	—	—	—	168,575
Total interest-earning assets	$1,711,422	245,772	423,040	2,154,109	740,517	5,274,860
Interest-bearing liabilities:
Interest-bearing demand deposits	$251,719	156,475	102,049	74,836	95,245	680,324
Money market deposits	1,553,953	—	—	—	—	1,553,953
Savings deposits	49,369	40,657	34,849	49,370	116,164	290,409
Time deposits	247,978	217,347	277,530	238,725	22	981,602
Securities sold under agreements to repurchase	57,572	—	—	—	—	57,572
Subordinated debentures	282,481	—	—	—	71,767	354,248
Total interest-bearing liabilities	$2,443,072	414,479	414,428	362,931	283,198	3,918,108
Interest-sensitivity gap:
Periodic	$(731,650)	(168,707)	8,612	1,791,178	457,319	1,356,752
Cumulative	(731,650)	(900,357)	(891,745)	899,433	1,356,752
Ratio of interest-sensitive assets to interest-sensitive liabilities:
Periodic	0.70	0.59	1.02	5.94	2.61	1.35
Cumulative	0.70	0.68	0.73	1.25	1.35
____________________

(1)	Loans are presented net of net deferred loan fees.
Management made certain assumptions in preparing the foregoing table. These assumptions included:

•	Loans will repay at projected repayment rates;

•	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

•	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and

•	Fixed maturity deposits will not be withdrawn prior to maturity.
A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.

We were in an overall asset-sensitive position of $1.36 billion, or 23.1% of our total assets at June 30, 2014. We were in an overall liability-sensitive position on a cumulative basis through the twelve-month time horizon of $891.7 million, or 15.2% of our total assets at June 30, 2014.
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
In the past, we have utilized derivative instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. We may also sell interest rate swap agreement contracts to certain customers who wish to modify their interest rate sensitivity. There were no interest rate swap agreement contracts outstanding at June 30, 2014 and December 31, 2013. Our derivative instruments are more fully described in Note 6 to our consolidated financial statements.
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
Our cash and cash equivalents were $287.4 million and $190.4 million at June 30, 2014 and December 31, 2013, respectively. The majority of these funds were maintained in our correspondent bank account with the FRB. The increase in our cash and cash equivalents of $96.9 million is further discussed under “— Financial Condition.”
Our unpledged investment securities decreased $232.3 million to $1.79 billion at June 30, 2014, from $2.02 billion at December 31, 2013, and are mostly comprised of highly liquid and readily marketable available-for-sale investment securities. The combined level of cash and cash equivalents and unpledged investment securities provided us with total available liquidity of $2.07 billion and $2.21 billion at June 30, 2014 and December 31, 2013, respectively. Our available liquidity of $2.07 billion represents 35.2% of total assets at June 30, 2014, in comparison to $2.21 billion, or 37.3% of total assets, at December 31, 2013. Our loan-to-deposit ratio increased to 61.4% at June 30, 2014 from 59.4% at December 31, 2013.
During the first six months of 2014, we reduced our aggregate funds acquired from other sources of funds by $9.2 million to $423.0 million at June 30, 2014, from $432.2 million at December 31, 2013. These other sources of funds include certificates of deposit of $100,000 or more and other borrowings, which are comprised of daily securities sold under agreements to repurchase. The decrease was attributable to a reduction in certificates of deposit of $100,000 or more of $23.6 million, partially offset by an increase in our daily repurchase agreements of $14.4 million. The following table presents the maturity structure of these other sources of funds at June 30, 2014:

	Certificates of Deposit of $100,000 or More	Other Borrowings	Total
	(dollars expressed in thousands)
Three months or less	$95,657	57,572	153,229
Over three months through six months	76,087	—	76,087
Over six months through twelve months	101,602	—	101,602
Over twelve months	92,073	—	92,073
Total	$365,419	57,572	422,991

In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. First Bank's borrowing capacity through its relationship with the FRB was approximately $317.6 million and $283.9 million at June 30, 2014 and December 31, 2013, respectively. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency liquidity purposes. First Bank did not have any FRB borrowings outstanding at June 30, 2014 or December 31, 2013.
First Bank also has a borrowing relationship with the FHLB. First Bank's borrowing capacity through its relationship with the FHLB was approximately $373.6 million and $379.1 million at June 30, 2014 and December 31, 2013, respectively. The borrowing relationship is secured by one-to-four-family residential, multi-family residential and commercial real estate loans. First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. First Bank did not have any FHLB advances outstanding at June 30, 2014 or December 31, 2013.
As a means of further contingency funding, First Bank may use broker dealers to acquire deposits to fund both short-term and long-term funding needs, including brokered money market accounts, and has available funding, subject to certain limits, through the CDARS program. First Bank had $4.9 million of time deposits through the CDARS program and $5.2 million of brokered money market accounts at June 30, 2014. Exclusive of the CDARS program and brokered money market accounts, First Bank does not generally utilize broker dealers to acquire deposits.
We believe First Bank has sufficient liquidity to meet its current and future near-term liquidity needs; however, no assurance can be made that First Bank's liquidity position will not be materially, adversely affected in the future.
First Banks, Inc. First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company's liquidity position is affected by dividends received from its subsidiaries and the amount of cash and other liquid assets on hand, payment of interest on trust preferred securities and other debt instruments issued by the Company, dividends paid on common and preferred stock (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, and proceeds the Company raises through the issuance of debt and/or equity instruments, if any. The Company's unrestricted cash totaled $10.0 million at June 30, 2014, as compared to $1.9 million at December 31, 2013.
We cannot pay any dividends on our common or preferred stock without the prior approval of the FRB, as previously discussed under “Overview and Recent Developments —Regulatory Agreements.”
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
On January 31, 2014, the Company received regulatory approval from the FRB under the former Written Agreement, subject to certain conditions, which granted First Bank the authority to pay a dividend to the Company, and the authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities. In February 2014, First Bank paid a dividend of $70.0 million to the Company and the Company notified the trustees of the trust preferred securities of its intention to pay all cumulative interest that had been deferred on the junior subordinated debentures relating to our trust preferred securities, on the regularly scheduled quarterly payment dates in March and April, 2014. The aggregate amount owed on all of the junior subordinated debentures relating to our trust preferred securities at the respective March and April, 2014 payment dates was $66.4 million. On March 14, 2014, the Company paid interest on the junior subordinated debentures of $66.4 million to the respective trustees, which was subsequently distributed to the trust preferred securities holders on the respective interest payment dates in March and April, 2014, as further described under “Overview and Recent Developments —Dividend from First Bank and Payment of Interest on Junior Subordinated Debentures” and in Note 7 to our consolidated financial statements. Subsequent to this payment, the Company has the ability to enter into future deferral periods of up to 20 consecutive quarterly periods without triggering a payment default or penalty. However, since that time, the Company has continued to pay interest on its junior subordinated debentures to the respective trustees on the regularly scheduled quarterly payment dates. Such interest payments have been funded through additional dividends from First Bank.
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

During the period of deferral of interest on our regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our $345.0 million of trust preferred securities, we were not allowed to, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to our junior subordinated debentures. Accordingly, we also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September, 2009, as further described in Note 8 to our consolidated financial statements. We have deferred and accrued $68.4 million of regularly scheduled dividend payments on our Class C Preferred Stock and Class D Preferred Stock, and have accrued an additional $9.4 million of cumulative dividends on such deferred dividend payments at June 30, 2014. As such, the aggregate amount of these deferred and accrued dividend payments was $77.8 million at June 30, 2014.
The Company's financial position will be adversely affected if it experiences increased liquidity needs and any of the following events occur:

•
First Bank is unable or prohibited by its regulators to pay future dividends to the Company sufficient to satisfy the Company's operating cash flow needs. The Company's ability to receive future dividends from First Bank to assist the Company in meeting its operating requirements, both on a short-term and long-term basis, is currently subject to certain restrictions, as further described above and under “Overview and Recent Developments —Regulatory Agreements;”

•	We deem it advisable, or are required by regulatory authorities, to use cash maintained by the Company to support the capital position of First Bank;

•
First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so. As discussed above, First Bank has no outstanding borrowings at June 30, 2014, with the exception of $57.6 million of daily repurchase agreements utilized by customers as an alternative deposit product, and has substantial borrowing capacity through its relationships with the FHLB and the FRB, as previously discussed; or

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
Other Commitments and Contractual Obligations. We have entered into long-term leasing arrangements and other commitments and contractual obligations in conjunction with our ongoing operating activities. The required payments under such leasing arrangements, other commitments and contractual obligations at June 30, 2014 were as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total (1)
	(dollars expressed in thousands)
Operating leases	$8,190	12,749	6,128	10,440	37,507
Certificates of deposit (2)	742,063	197,087	42,430	22	981,602
Securities sold under agreements to repurchase	57,572	—	—	—	57,572
Subordinated debentures (3)	—	—	—	354,248	354,248
Class C Preferred Stock and Class D Preferred Stock (3) (4)	—	—	—	312,743	312,743
Other contractual obligations	359	4	—	—	363
Total	$808,184	209,840	48,558	677,453	1,744,035
____________________

(1)
Amounts exclude ASC Topic 740 unrecognized tax liabilities of $868,000 and related accrued interest expense of $169,000 for which the timing of payment of such liabilities cannot be reasonably estimated as of June 30, 2014.

(2)	Amounts exclude the related accrued interest expense on certificates of deposit of $331,000 as of June 30, 2014.

(3)
Amounts exclude the accrued interest expense on junior subordinated debentures of $346,000 as of June 30, 2014, accrued dividends declared on preferred stock of $77.8 million and undeclared dividends of $18.6 million as of June 30, 2014.

(4)	Represents liquidation preference amounts payable upon redemption of the Class C Preferred Stock and the Class D Preferred Stock of $295.4 million and $17.3 million, respectively.
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
In January 2014, the FASB issued ASU 2014-01 - Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credit. The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments require new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. This ASU is effective for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. We are currently evaluating the requirements of this ASU to determine the impact on our consolidated financial statements and results of operations and the disclosures to be presented in our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers (Topic 606). The core principle of this ASU is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU identifies a five-step model and related application guidance which will replace most existing revenue recognition guidance. This ASU is effective for interim and annual periods beginning after December 15, 2016. An entity may choose to adopt the ASU either retrospectively or through a cumulative effect adjustment as of the beginning of the first period for which it applies the new guidance. Early adoption is not permitted. We are currently evaluating the requirements of this ASU to determine the method of adoption and the impact on our consolidated financial statements and results of operations and the disclosures to be presented in our consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are included under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management,” appearing on pages 47 through 49 of this report.

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
The Company entered into an MOU with the FRB, dated May 19, 2014, as further described under “Item 2. —Management’s Discussion and Analysis of Financial Condition and Results of Operations —Regulatory Agreements” and in Note 9 to our consolidated financial statements. On May 19, 2014, the FRB terminated the Written Agreement, dated March 24, 2010, by and among the Company, SFC, First Bank and the FRB.

ITEM 1A – RISK FACTORS
Readers of our Quarterly Report on Form 10-Q should consider certain risk factors in conjunction with the other information included in this Quarterly Report on Form 10-Q. Refer to “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and the additional risk factors, as described below, for a discussion of these risks.
The Company's common equity calculated under U.S. generally accepted accounting principles is likely to diverge from the Company's common equity Tier 1 Capital as calculated for regulatory purposes. As further described under “Item 2. —Management’s Discussion and Analysis of Financial Condition and Results of Operations —Overview and Recent Developments – Basel III Regulatory Capital Reforms,” the Federal Reserve, in July, 2013, promulgated regulations that will impose a new common equity Tier 1 capital requirement that will apply to the Company beginning on January 1, 2015. Absent a substantial increase in qualifying common equity, the Company is not likely to meet the common equity Tier 1 capital requirement as it will be calculated in 2015, or to meet the common equity Tier 1 capital requirement as it will be calculated in 2016 when the capital conservation buffer goes into effect. The inability to remain adequately capitalized under the new Basel III capital requirements could materially adversely impact our financial condition, results of operations, ability to grow, and could prohibit the payment of dividends on our capital stock and interest on our junior subordinated debentures (and the related trust preferred securities).
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
The Company’s ability to pay dividends on its capital stock may be limited under the terms of the Company’s debt. As of June 30, 2014, the Company had $345.0 million of junior subordinated debentures issued in connection with its outstanding trust preferred securities, as further described in Note 7 to the consolidated financial statements. Payments of principal and interest on the junior subordinated debentures (and the related payments on the trust preferred securities) are conditionally guaranteed by the Company. The rights of the holders of the Company’s junior subordinated debentures are senior in ranking to the rights of the holders of the Company’s common stock and preferred stock. As a result, the Company may only pay dividends on its common stock or preferred stock if the payments on its junior subordinated debentures (and the related trust preferred securities) are current and, in the event of its bankruptcy, dissolution or liquidation, the holders of the Company’s junior subordinated debentures must be satisfied before any distributions can be made to its stockholders.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 13, 2014

FIRST BANKS, INC.

By:	/s/	Terrance M. McCarthy
Terrance M. McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Lisa K. Vansickle
Lisa K. Vansickle
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)