Form 10-Q
period 2014-09-30
FIRST BANKS, INC
filed 2014-11-13
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2014
Common Stock, $250.00 par value	23,661

FIRST BANKS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FIRST BANKS, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$91,877	92,369
Short-term investments	171,589	98,066
Total cash and cash equivalents	263,466	190,435
Investment securities:
Available for sale	1,461,552	1,611,745
Held to maturity (fair value of $658,343 and $719,183, respectively)	667,831	740,186
Total investment securities	2,129,383	2,351,931
Loans:
Commercial, financial and agricultural	645,862	600,704
Real estate construction and development	75,609	121,662
Real estate mortgage	2,213,321	2,091,026
Consumer and installment	16,840	18,681
Loans held for sale	28,866	25,548
Net deferred loan fees	(921)	(526)
Total loans	2,979,577	2,857,095
Allowance for loan losses	(74,694)	(81,033)
Net loans	2,904,883	2,776,062
Federal Reserve Bank and Federal Home Loan Bank stock	30,623	27,357
Bank premises and equipment, net	122,080	124,328
Deferred income taxes	318,897	315,881
Other real estate	55,709	66,702
Other assets	61,774	66,287
Total assets	$5,886,815	5,918,983
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,302,622	1,243,545
Interest-bearing demand	693,670	679,527
Savings and money market	1,883,993	1,844,710
Time deposits of $100 or more	352,323	389,056
Other time deposits	594,322	657,057
Total deposits	4,826,930	4,813,895
Securities sold under agreements to repurchase	42,682	43,143
Subordinated debentures	354,267	354,210
Deferred income taxes	44,067	28,397
Accrued expenses and other liabilities	110,176	191,082
Total liabilities	5,378,122	5,430,727
STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding	295,400	295,400
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	12,480
Retained earnings	59,397	42,719
Accumulated other comprehensive income	11,347	7,502
Total First Banks, Inc. stockholders’ equity	414,945	394,422
Noncontrolling interest in subsidiary	93,748	93,834
Total stockholders’ equity	508,693	488,256
Total liabilities and stockholders’ equity	$5,886,815	5,918,983
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except share and per share data)	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$29,437	28,859	88,698	88,917
Investment securities	11,972	12,858	36,507	39,423
Federal Reserve Bank and Federal Home Loan Bank stock	362	303	1,080	913
Short-term investments	174	346	436	831
Total interest income	41,945	42,366	126,721	130,084
Interest expense:
Deposits:
Interest-bearing demand	97	83	266	233
Savings and money market	822	675	2,335	1,942
Time deposits of $100 or more	471	529	1,440	1,758
Other time deposits	661	860	2,078	2,941
Other borrowings	(1)	1	5	(11)
Subordinated debentures	3,048	3,804	9,886	11,213
Total interest expense	5,098	5,952	16,010	18,076
Net interest income	36,847	36,414	110,711	112,008
(Benefit) provision for loan losses	(5,000)	—	(5,000)	—
Net interest income after (benefit) provision for loan losses	41,847	36,414	115,711	112,008
Noninterest income:
Service charges on deposit accounts and customer service fees	8,948	8,788	25,948	25,709
Gain on loans sold and held for sale	1,393	1,314	3,812	4,439
Net (loss) gain on investment securities	(1)	108	1,278	37
Net gain on sale of other real estate	148	795	1,282	4,819
(Decrease) increase in fair value of servicing rights	(501)	283	(1,634)	907
Loan servicing fees	1,627	1,740	5,002	5,233
Other	2,460	2,501	7,275	8,723
Total noninterest income	14,074	15,529	42,963	49,867
Noninterest expense:
Salaries and employee benefits	20,922	19,777	61,187	58,973
Occupancy, net of rental income	5,809	5,602	17,072	17,371
Furniture and equipment	2,674	2,463	7,677	7,584
Postage, printing and supplies	558	533	1,751	1,872
Information technology fees	5,775	5,365	17,259	15,920
Legal, examination and professional fees	1,528	1,610	4,266	4,770
Advertising and business development	803	663	2,075	1,679
FDIC insurance	1,254	1,852	3,759	5,572
Write-downs and expenses on other real estate	2,068	1,966	3,406	4,736
Other	5,308	5,474	14,583	15,018
Total noninterest expense	46,699	45,305	133,035	133,495
Income from continuing operations before provision (benefit) for income taxes	9,222	6,638	25,639	28,380
Provision (benefit) for income taxes	3,212	(65)	9,047	(45)
Net income from continuing operations, net of tax	6,010	6,703	16,592	28,425
Loss from discontinued operations, net of tax	—	(881)	—	(6,279)
Net income	6,010	5,822	16,592	22,146
Less: net (loss) income attributable to noncontrolling interest in subsidiary	(32)	(38)	(86)	113
Net income attributable to First Banks, Inc.	$6,042	5,860	16,678	22,033
Preferred stock dividends declared	—	5,013	—	14,841
Accretion of discount on preferred stock	—	919	—	2,725
Net income (loss) available to common stockholders	$6,042	(72)	16,678	4,467

Basic earnings per common share from continuing operations	$255.34	34.19	704.88	454.17
Diluted earnings per common share from continuing operations	$222.43	34.19	604.22	454.17

Basic earnings (loss) per common share	$255.34	(3.04)	704.88	188.80
Diluted earnings (loss) per common share	$222.43	(3.04)	604.22	188.80

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013
Net income	$6,010	5,822	16,592	22,146
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale investment securities, net of tax	(3,161)	(896)	5,742	(19,699)
Reclassification adjustment for available-for-sale investment securities gains included in net income, net of tax	—	(60)	(752)	(246)
Amortization of net unrealized gain associated with reclassification of available-for-sale investment securities to held-to-maturity investment securities, net of tax	(405)	(467)	(1,208)	(1,327)
Amortization of net loss related to pension liability, net of tax	21	30	63	90
Reclassification adjustment for deferred tax asset valuation allowance on investment securities	—	(1,141)	—	(17,056)
Reclassification adjustment for deferred tax asset valuation allowance on pension liability	—	24	—	72
Other comprehensive (loss) income	(3,545)	(2,510)	3,845	(38,166)
Comprehensive income (loss)	2,465	3,312	20,437	(16,020)
Comprehensive (loss) income attributable to noncontrolling interest in subsidiary	(32)	(38)	(86)	113
Comprehensive income (loss) attributable to First Banks, Inc.	$2,497	3,350	20,523	(16,133)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (UNAUDITED)
Nine Months Ended September 30, 2014 and 2013

	First Banks, Inc. Stockholders’ Equity
(dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity

Balance, December 31, 2012	$322,163	5,915	12,480	(179,513)	45,259	93,655	299,959
Net income	—	—	—	22,033	—	113	22,146
Other comprehensive loss	—	—	—	—	(38,166)	—	(38,166)
Accretion of discount on preferred stock	2,725	—	—	(2,725)	—	—	—
Preferred stock dividends declared	—	—	—	(14,841)	—	—	(14,841)
Balance, September 30, 2013	$324,888	5,915	12,480	(175,046)	7,093	93,768	269,098

Balance, December 31, 2013	$325,806	5,915	12,480	42,719	7,502	93,834	488,256
Net income	—	—	—	16,678	—	(86)	16,592
Other comprehensive income	—	—	—	—	3,845	—	3,845
Balance, September 30, 2014	$325,806	5,915	12,480	59,397	11,347	93,748	508,693
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

	Nine Months Ended
	September 30,
(dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income attributable to First Banks, Inc.	$16,678	22,033
Net (loss) income attributable to noncontrolling interest in subsidiary	(86)	113
Less: net loss from discontinued operations, net of tax	—	(6,279)
Net income from continuing operations, net of tax	16,592	28,425
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of bank premises and equipment	8,736	8,710
Amortization and accretion of investment securities	16,968	19,692
Originations of loans held for sale	(163,826)	(233,259)
Proceeds from sales of loans held for sale	162,818	272,245
(Benefit) provision for loan losses	(5,000)	—
Provision (benefit) for current income taxes	655	(248)
Provision for deferred income taxes	8,392	6,715
Decrease in deferred tax asset valuation allowance	—	(6,512)
Decrease in accrued interest receivable	2,398	714
(Decrease) increase in accrued interest payable	(62,552)	10,763
Gain on loans sold and held for sale	(3,812)	(4,439)
Net gain on investment securities	(1,278)	(37)
Decrease (increase) in fair value of servicing rights	1,634	(907)
Write-downs on other real estate	1,814	2,230
Other operating activities, net	2,933	4,426
Net cash (used in) provided by operating activities – continuing operations	(13,528)	108,518
Net cash used in operating activities – discontinued operations	—	(5,422)
Net cash (used in) provided by operating activities	(13,528)	103,096
Cash flows from investing activities:
Net cash paid for sale of assets and liabilities of discontinued operations, net of cash and cash equivalents sold	(15,467)	(115,044)
Proceeds from sales of investment securities available for sale	166,320	143,675
Maturities of investment securities available for sale	137,444	314,707
Maturities of investment securities held to maturity	59,344	117,859
Purchases of investment securities available for sale	(147,180)	(306,063)
Purchases of investment securities held to maturity	(2,641)	(21,473)
Net (purchases) redemptions of Federal Reserve Bank and Federal Home Loan Bank stock	(3,266)	192
Proceeds from sales of commercial loans	5,532	7,681
Purchase of one-to-four-family residential real estate loans	(52,658)	—
Net (increase) decrease in loans	(92,715)	43,401
Recoveries of loans previously charged-off	10,582	13,469
Purchases of bank premises and equipment	(6,946)	(4,882)
Net proceeds from sales of other real estate	14,457	25,557
Other investing activities, net	1,179	3,601
Net cash provided by investing activities – continuing operations	73,985	222,680
Net cash provided by investing activities – discontinued operations	—	2,168
Net cash provided by investing activities	73,985	224,848
Cash flows from financing activities:
Increase (decrease) in deposits	13,035	(115,401)
(Decrease) increase in securities sold under agreements to repurchase	(461)	11,052
Net cash provided by (used in) financing activities – continuing operations	12,574	(104,349)
Net cash used in financing activities – discontinued operations	—	(28,286)
Net cash provided by (used in) financing activities	12,574	(132,635)
Net increase in cash and cash equivalents	73,031	195,309
Cash and cash equivalents, beginning of period	190,435	518,846
Cash and cash equivalents, end of period	$263,466	714,155

Supplemental disclosures of cash flow information:
Cash paid for interest on liabilities	$78,562	7,313
Cash paid (received) for income taxes	448	(213)
Noncash investing and financing activities:
Reclassification of investment securities from available for sale to held to maturity	$—	242,540
Loans transferred to other real estate	5,239	8,217
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. The consolidated financial statements of First Banks, Inc. and subsidiaries (the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the Company’s 2013 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Certain reclassifications of 2013 amounts have been made to conform to the 2014 presentation. All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for a discussion regarding discontinued operations.
Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the noncontrolling interest in subsidiary, as more fully described below and in Note 14 to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.
The Company operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries. All of the subsidiaries are wholly owned as of September 30, 2014 except FB Holdings, LLC (FB Holdings), which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, as further described in Note 14 to the consolidated financial statements. FB Holdings is included in the consolidated financial statements and the noncontrolling ownership interest is reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiary” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, is reported as “net (loss) income attributable to noncontrolling interest in subsidiary” in the consolidated statements of income.
NOTE 2 – DISCONTINUED OPERATIONS
Discontinued Operations. The assets and liabilities associated with the transactions described (and defined) below were previously reported in the First Bank segment and were sold as part of the Company’s Capital Optimization Plan (Capital Plan). The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the operations of First Bank’s Association Bank Services line of business and Northern Florida Region for the three and nine months ended September 30, 2013. The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations. All financial information in the consolidated financial statements and notes to the consolidated financial statements is reported on a continuing operations basis, unless otherwise noted.
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
Losses from discontinued operations, net of tax, for the three and nine months ended September 30, 2013 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
(dollars in thousands)	Association Bank Services	Northern Florida	Total	Association Bank Services	Northern Florida	Total
Interest income:
Interest and fees on loans	$332	—	332	1,036	—	1,036
Interest expense:
Interest on deposits	78	—	78	248	233	481
Net interest income (loss)	254	—	254	788	(233)	555
Provision for loan losses	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	254	—	254	788	(233)	555
Noninterest income:
Service charges and customer service fees	17	—	17	74	134	208
Other	28	—	28	81	4	85
Total noninterest income	45	—	45	155	138	293
Noninterest expense:
Salaries and employee benefits	753	—	753	2,209	885	3,094
Occupancy, net of rental income	1	—	1	5	579	584
Furniture and equipment	13	—	13	34	40	74
FDIC insurance	194	—	194	603	53	656
Other	233	—	233	675	2,452	3,127
Total noninterest expense	1,194	—	1,194	3,526	4,009	7,535
Loss from operations of discontinued operations	(895)	—	(895)	(2,583)	(4,104)	(6,687)
Net gain on sale of discontinued operations	—	14	14	—	408	408
Benefit for income taxes	—	—	—	—	—	—
Net (loss) income from discontinued operations, net of tax	$(895)	14	(881)	(2,583)	(3,696)	(6,279)

NOTE 3 – INVESTMENTS IN DEBT AND EQUITY SECURITIES
Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at September 30, 2014 and December 31, 2013 were as follows:

	Maturity				Total Amortized Cost	Gross			Weighted Average Yield
	1 Year	1-5	5-10	After		Unrealized		Fair
(dollars in thousands)	or Less	Years	Years	10 Years		Gains	Losses	Value
September 30, 2014:
Carrying value:
U.S. Government sponsored agencies	$8,355	29,981	20,125	155,035	213,496	3,989	(292)	217,193	1.33%
Residential mortgage-backed	270	65,773	43,199	914,904	1,024,146	14,034	(10,613)	1,027,567	2.37
Commercial mortgage-backed	—	782	—	—	782	55	—	837	4.95
State and political subdivisions	1,612	838	—	28,387	30,837	74	—	30,911	1.15
Corporate notes	11,961	109,536	57,998	—	179,495	4,345	(505)	183,335	2.81
Equity investments	—	—	—	1,750	1,750	—	(41)	1,709	2.10
Total	$22,198	206,910	121,322	1,100,076	1,450,506	22,497	(11,451)	1,461,552	2.25
Fair value:
Debt securities	$22,430	211,554	121,748	1,104,111
Equity securities	—	—	—	1,709
Total	$22,430	211,554	121,748	1,105,820

Weighted average yield	2.54%	2.27%	2.27%	2.23%

December 31, 2013:
Carrying value:
U.S. Government sponsored agencies	$8,450	40,243	88,666	135,679	273,038	3,525	(664)	275,899	1.34%
Residential mortgage-backed	—	43,943	115,731	951,454	1,111,128	12,873	(18,214)	1,105,787	2.32
Commercial mortgage-backed	—	—	793	—	793	63	—	856	4.94
State and political subdivisions	1,369	2,035	200	28,432	32,036	81	(560)	31,557	1.26
Corporate notes	4,980	140,575	45,132	—	190,687	5,777	(261)	196,203	2.69
Equity investments	—	—	—	1,500	1,500	—	(57)	1,443	2.17
Total	$14,799	226,796	250,522	1,117,065	1,609,182	22,319	(19,756)	1,611,745	2.18
Fair value:
Debt securities	$14,927	233,338	250,860	1,111,177
Equity securities	—	—	—	1,443
Total	$14,927	233,338	250,860	1,112,620

Weighted average yield	2.17%	2.23%	1.81%	2.24%
Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at September 30, 2014 and December 31, 2013 were as follows:

	Maturity				Total Amortized Cost	Gross			Weighted Average Yield
	1 Year	1-5	5-10	After		Unrealized		Fair
(dollars in thousands)	or Less	Years	Years	10 Years		Gains	Losses	Value
September 30, 2014:
Carrying value:
U.S. Government sponsored agencies	$—	—	11,713	—	11,713	—	(77)	11,636	1.22%
Residential mortgage-backed	—	133,567	52,574	467,145	653,286	1,247	(10,580)	643,953	1.89
State and political subdivisions	521	820	489	1,002	2,832	1	(79)	2,754	1.84
Total	$521	134,387	64,776	468,147	667,831	1,248	(10,736)	658,343	1.88
Fair value:
Debt securities	$521	133,995	64,713	459,114

Weighted average yield	2.62%	1.88%	1.12%	1.98%

December 31, 2013:
Carrying value:
U.S. Government sponsored agencies	$—	—	16,119	—	16,119	—	(153)	15,966	1.14%
Residential mortgage-backed	—	16,327	182,933	522,504	721,764	441	(21,206)	700,999	1.88
State and political subdivisions	640	575	55	1,033	2,303	2	(87)	2,218	1.93
Total	$640	16,902	199,107	523,537	740,186	443	(21,446)	719,183	1.86
Fair value:
Debt securities	$642	16,926	195,647	505,968

Weighted average yield	3.32%	2.20%	1.53%	1.97%

Proceeds from sales of available-for-sale investment securities were zero and $166.3 million for the three and nine months ended September 30, 2014, respectively, compared to $25.1 million and $143.7 million for the comparable periods in 2013. Gross realized gains and gross realized losses on investment securities for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013
Gross realized gains on sales of available-for-sale securities	$—	110	2,010	802
Gross realized losses on sales of available-for-sale securities	—	—	(730)	(354)
Other-than-temporary impairment	(1)	(2)	(2)	(411)
Net realized (loss) gain on investment securities	$(1)	108	1,278	37
Other-than-temporary impairment for the nine months ended September 30, 2013 includes impairment of $407,000 recorded during the first quarter of 2013 on a municipal investment security classified as held-to-maturity. Investment securities with a carrying value of $311.4 million and $283.7 million at September 30, 2014 and December 31, 2013, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013, were as follows:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014:
Available for sale:
U.S. Government sponsored agencies	$24,573	(273)	14,707	(19)	39,280	(292)
Residential mortgage-backed	179,472	(1,076)	259,445	(9,537)	438,917	(10,613)
Corporate notes	12,079	(421)	9,916	(84)	21,995	(505)
Equity investments	1,709	(41)	—	—	1,709	(41)
Total	$217,833	(1,811)	284,068	(9,640)	501,901	(11,451)
Held to maturity:
U.S. Government sponsored agencies	$11,636	(77)	—	—	11,636	(77)
Residential mortgage-backed	179,822	(1,651)	342,062	(8,929)	521,884	(10,580)
State and political subdivisions	512	(3)	926	(76)	1,438	(79)
Total	$191,970	(1,731)	342,988	(9,005)	534,958	(10,736)

December 31, 2013:
Available for sale:
U.S. Government sponsored agencies	$16,005	(664)	—	—	16,005	(664)
Residential mortgage-backed	511,617	(18,119)	5,473	(95)	517,090	(18,214)
State and political subdivisions	27,872	(560)	—	—	27,872	(560)
Corporate notes	9,959	(41)	4,780	(220)	14,739	(261)
Equity investments	1,443	(57)	—	—	1,443	(57)
Total	$566,896	(19,441)	10,253	(315)	577,149	(19,756)
Held to maturity:
U.S. Government sponsored agencies	$15,966	(153)	—	—	15,966	(153)
Residential mortgage-backed	644,700	(20,759)	10,527	(447)	655,227	(21,206)
State and political subdivisions	946	(87)	—	—	946	(87)
Total	$661,612	(20,999)	10,527	(447)	672,139	(21,446)
The Company does not believe the investment securities that were in an unrealized loss position at September 30, 2014 and December 31, 2013 are other-than-temporarily impaired. The unrealized losses on the investment securities were primarily attributable to fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that First Bank will not be required to sell these securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired. The unrealized losses for investment securities for 12 months or more at September 30, 2014 and December 31, 2013 included 52 and 12 securities, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table summarizes the composition of the loan portfolio at September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30, 2014	December 31, 2013
Commercial, financial and agricultural	$645,862	600,704
Real estate construction and development	75,609	121,662
Real estate mortgage:
One-to-four-family residential	997,581	921,488
Multi-family residential	126,310	121,304
Commercial real estate	1,089,430	1,048,234
Consumer and installment	16,840	18,681
Loans held for sale	28,866	25,548
Net deferred loan fees	(921)	(526)
Total loans	$2,979,577	2,857,095
Aging of Loans. The following table presents the aging of loans by loan classification at September 30, 2014 and December 31, 2013:

(dollars in thousands)	30-59 Days	60-89 Days	Recorded Investment > 90 Days Accruing	Nonaccrual	Total Past Due	Current	Total Loans
September 30, 2014:
Commercial, financial and agricultural	$506	661	197	11,508	12,872	632,990	645,862
Real estate construction and development	—	178	—	4,191	4,369	71,240	75,609
Real estate mortgage:
Residential mortgage	3,770	1,320	252	15,326	20,668	600,629	621,297
Home equity	1,087	123	320	6,979	8,509	367,775	376,284
Multi-family residential	—	—	—	726	726	125,584	126,310
Commercial real estate	916	51	—	9,127	10,094	1,079,336	1,089,430
Consumer and installment and net deferred loan fees	57	52	26	4	139	15,780	15,919
Loans held for sale	—	—	—	—	—	28,866	28,866
Total	$6,336	2,385	795	47,861	57,377	2,922,200	2,979,577

December 31, 2013:
Commercial, financial and agricultural	$447	394	80	10,523	11,444	589,260	600,704
Real estate construction and development	—	—	—	4,914	4,914	116,748	121,662
Real estate mortgage:
Residential mortgage	4,262	2,637	162	20,063	27,124	545,040	572,164
Home equity	2,256	963	182	7,361	10,762	338,562	349,324
Multi-family residential	—	—	—	1,793	1,793	119,511	121,304
Commercial real estate	1,423	391	—	8,283	10,097	1,038,137	1,048,234
Consumer and installment and net deferred loan fees	87	39	—	19	145	18,010	18,155
Loans held for sale	—	—	—	—	—	25,548	25,548
Total	$8,475	4,424	424	52,956	66,279	2,790,816	2,857,095
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
The following tables present the credit exposure of the loan portfolio by internally assigned credit grade and payment activity as of September 30, 2014 and December 31, 2013:

Commercial Loan Portfolio Credit Exposure by Internally Assigned Credit Grade (dollars in thousands)	Commercial and Industrial	Real Estate Construction and Development	Multi-family	Commercial Real Estate	Total
September 30, 2014:
Pass	$598,309	70,735	93,829	1,048,210	1,811,083
Special mention	20,532	141	6,278	23,075	50,026
Substandard	15,226	178	610	4,591	20,605
Performing troubled debt restructuring	287	364	24,867	4,427	29,945
Nonaccrual	11,508	4,191	726	9,127	25,552
Total	$645,862	75,609	126,310	1,089,430	1,937,211
December 31, 2013:
Pass	$559,243	42,429	91,001	1,001,719	1,694,392
Special mention	16,211	929	—	21,714	38,854
Substandard	14,727	73,390	555	11,999	100,671
Performing troubled debt restructuring	—	—	27,955	4,519	32,474
Nonaccrual	10,523	4,914	1,793	8,283	25,513
Total	$600,704	121,662	121,304	1,048,234	1,891,904

Consumer Loan Portfolio Credit Exposure by Payment Activity (dollars in thousands)	Residential Mortgage	Home Equity	Consumer and Installment and Net Deferred Loan Fees	Total
September 30, 2014:
Pass	$523,867	367,775	15,781	907,423
Substandard	4,380	1,530	134	6,044
Performing troubled debt restructuring	77,724	—	—	77,724
Nonaccrual	15,326	6,979	4	22,309
Total	$621,297	376,284	15,919	1,013,500
December 31, 2013:
Pass	$468,642	338,562	18,010	825,214
Substandard	5,306	3,401	126	8,833
Performing troubled debt restructuring	78,153	—	—	78,153
Nonaccrual	20,063	7,361	19	27,443
Total	$572,164	349,324	18,155	939,643

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
The following tables present the recorded investment, unpaid principal balance, related allowance for loan losses, average recorded investment and interest income recognized while on impaired status for impaired loans without a related allowance for loan losses and for impaired loans with a related allowance for loan losses by loan classification at September 30, 2014 and December 31, 2013:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
September 30, 2014:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$5,157	6,777	—	5,212	—
Real estate construction and development	2,869	12,389	—	2,890	—
Real estate mortgage:
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial real estate	4,681	5,168	—	4,330	87
Consumer and installment	—	—	—	—	—
	12,707	24,334	—	12,432	87
With A Related Allowance Recorded:
Commercial, financial and agricultural	6,638	20,579	598	6,708	2
Real estate construction and development	1,686	4,356	231	1,698	12
Real estate mortgage:
Residential mortgage	93,050	110,018	7,905	96,014	1,561
Home equity	6,979	7,898	1,396	7,112	—
Multi-family residential	25,593	28,602	3,188	27,737	857
Commercial real estate	8,873	11,356	2,162	8,209	20
Consumer and installment	4	4	—	12	—
	142,823	182,813	15,480	147,490	2,452
Total:
Commercial, financial and agricultural	11,795	27,356	598	11,920	2
Real estate construction and development	4,555	16,745	231	4,588	12
Real estate mortgage:
Residential mortgage	93,050	110,018	7,905	96,014	1,561
Home equity	6,979	7,898	1,396	7,112	—
Multi-family residential	25,593	28,602	3,188	27,737	857
Commercial real estate	13,554	16,524	2,162	12,539	107
Consumer and installment	4	4	—	12	—
	$155,530	207,147	15,480	159,922	2,539

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
December 31, 2013:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$3,119	4,342	—	4,270	1
Real estate construction and development	3,172	12,931	—	17,152	418
Real estate mortgage:
Residential mortgage	—	—	—	—	—
Home equity	596	632	—	564	—
Multi-family residential	443	709	—	474	—
Commercial real estate	6,884	9,221	—	11,636	273
Consumer and installment	—	—	—	—	—
	14,214	27,835	—	34,096	692
With A Related Allowance Recorded:
Commercial, financial and agricultural	7,404	21,565	497	10,136	—
Real estate construction and development	1,742	4,326	294	9,419	—
Real estate mortgage:
Residential mortgage	98,216	118,305	9,740	102,775	2,043
Home equity	6,765	7,637	1,472	6,406	—
Multi-family residential	29,305	29,322	2,438	31,377	1,226
Commercial real estate	5,918	9,468	990	10,003	26
Consumer and installment	19	19	—	22	—
	149,369	190,642	15,431	170,138	3,295
Total:
Commercial, financial and agricultural	10,523	25,907	497	14,406	1
Real estate construction and development	4,914	17,257	294	26,571	418
Real estate mortgage:
Residential mortgage	98,216	118,305	9,740	102,775	2,043
Home equity	7,361	8,269	1,472	6,970	—
Multi-family residential	29,748	30,031	2,438	31,851	1,226
Commercial real estate	12,802	18,689	990	21,639	299
Consumer and installment	19	19	—	22	—
	$163,583	218,477	15,431	204,234	3,987
Recorded investment represents the Company’s investment in its impaired loans reduced by cumulative charge-offs recorded against the allowance for loan losses on these same loans. At September 30, 2014 and December 31, 2013, the Company had recorded charge-offs of $51.6 million and $54.9 million, respectively, on its impaired loans, representing the difference between the unpaid principal balance and the recorded investment reflected in the tables above. The unpaid principal balance represents the principal amount contractually owed to the Company by the borrowers on the impaired loans.
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
Loan modifications are generally performed at the request of the borrower, whether commercial or consumer, and may include reductions in interest rates, changes in payments and maturity date extensions. Although the Company does not have formal, standardized loan modification programs for its commercial or consumer loan portfolios, it addresses loan modifications on a case-by-case basis and also participates in the United States Department of the Treasury's (U.S. Treasury) Home Affordable Modification Program (HAMP). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. At September 30, 2014 and December 31, 2013, the Company had $73.4 million and $75.3 million, respectively, of modified loans in the HAMP program.
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
The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending upon the individual facts and circumstances of the loan. TDRs accruing interest are classified as performing TDRs. The following table presents the categories of performing TDRs as of September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30, 2014	December 31, 2013
Performing Troubled Debt Restructurings:
Commercial, financial and agricultural	$287	—
Real estate construction and development	364	—
Real estate mortgage:
One-to-four-family residential	77,724	78,153
Multi-family residential	24,867	27,955
Commercial real estate	4,427	4,519
Total performing troubled debt restructurings	$107,669	110,627
The Company does not accrue interest on TDRs which have been modified for a period less than six months or are not in compliance with the modified terms. These loans are considered nonperforming TDRs and are included with other nonaccrual loans for classification purposes. The following table presents the categories of loans considered nonperforming TDRs as of September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30, 2014	December 31, 2013
Nonperforming Troubled Debt Restructurings:
Commercial, financial and agricultural	$456	711
Real estate construction and development	3,479	3,605
Real estate mortgage:
One-to-four-family residential	4,145	6,266
Total nonperforming troubled debt restructurings	$8,080	10,582
Both performing and nonperforming TDRs are considered to be impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses. The allowance for loan losses allocated to TDRs was $8.6 million and $9.1 million at September 30, 2014 and December 31, 2013, respectively.

The following tables present loans classified as TDRs that were modified during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Loan Modifications Classified as Troubled Debt Restructurings:
Commercial, financial and agricultural	1	$287	$287	—	$—	$—
Real estate mortgage:
One-to-four-family residential	14	2,167	2,095	15	3,405	3,095

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Loan Modifications Classified as Troubled Debt Restructurings:
Commercial, financial and agricultural	1	$287	$287	2	$246	$201
Real estate mortgage:
One-to-four-family residential	41	6,214	5,429	35	8,275	7,637
The following tables present TDRs that defaulted within 12 months of modification during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial, financial and agricultural	—	$—	1	$156
Real estate mortgage:
One-to-four-family residential	2	183	1	110

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial, financial and agricultural	—	$—	1	$156
Real estate mortgage:
One-to-four-family residential	8	1,385	2	193
Upon default of a TDR, which is considered to be 90 days or more past due under the modified terms, impairment is measured based on the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses.

Allowance for Loan Losses. Changes in the allowance for loan losses for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013
Balance, beginning of period	$78,018	85,633	81,033	91,602
Loans charged-off	(2,234)	(7,040)	(11,921)	(20,794)
Recoveries of loans previously charged-off	3,910	5,684	10,582	13,469
Net loan recoveries (charge-offs)	1,676	(1,356)	(1,339)	(7,325)
(Benefit) provision for loan losses	(5,000)	—	(5,000)	—
Balance, end of period	$74,694	84,277	74,694	84,277
The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014:

(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
Three Months Ended September 30, 2014:
Allowance for loan losses:
Beginning balance	$13,731	6,600	29,145	7,374	20,820	348	78,018
Charge-offs	(399)	(2)	(1,316)	(71)	(436)	(10)	(2,234)
Recoveries	1,763	114	938	114	946	35	3,910
(Benefit) provision for loan losses	(1,236)	(3,979)	335	340	(415)	(45)	(5,000)
Ending balance	$13,859	2,733	29,102	7,757	20,915	328	74,694

Nine Months Ended September 30, 2014:
Allowance for loan losses:
Beginning balance	$13,401	7,407	32,619	5,249	22,052	305	81,033
Charge-offs	(3,015)	(67)	(4,943)	(3,155)	(645)	(96)	(11,921)
Recoveries	3,778	1,470	3,207	123	1,918	86	10,582
(Benefit) provision for loan losses	(305)	(6,077)	(1,781)	5,540	(2,410)	33	(5,000)
Ending balance	$13,859	2,733	29,102	7,757	20,915	328	74,694
The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013:

(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
Three Months Ended September 30, 2013:
Allowance for loan losses:
Beginning balance	$13,966	11,412	35,266	4,122	20,573	294	85,633
Charge-offs	(2,241)	—	(2,256)	—	(2,488)	(55)	(7,040)
Recoveries	1,773	2,557	879	—	443	32	5,684
Provision (benefit) for loan losses	526	(4,967)	824	39	3,551	27	—
Ending balance	$14,024	9,002	34,713	4,161	22,079	298	84,277

Nine Months Ended September 30, 2013:
Allowance for loan losses:
Beginning balance	$13,572	14,434	38,897	4,252	20,048	399	91,602
Charge-offs	(3,927)	(448)	(10,983)	(162)	(5,121)	(153)	(20,794)
Recoveries	3,863	4,273	3,398	141	1,683	111	13,469
Provision (benefit) for loan losses	516	(9,257)	3,401	(70)	5,469	(59)	—
Ending balance	$14,024	9,002	34,713	4,161	22,079	298	84,277

The following table represents a summary of the impairment method used by loan category at September 30, 2014 and December 31, 2013:

(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment and Net Deferred Loans Fees	Total
September 30, 2014:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$—	—	1,198	1,891	1,475	—	4,564
Impaired loans collectively evaluated for impairment	598	231	8,103	1,297	687	—	10,916
All other loans collectively evaluated for impairment	13,261	2,502	19,801	4,569	18,753	328	59,214
Total allowance for loan losses	$13,859	2,733	29,102	7,757	20,915	328	74,694
Loans:
Impaired loans individually evaluated for impairment	$5,512	2,869	8,764	24,900	9,176	—	51,221
Impaired loans collectively evaluated for impairment	6,283	1,686	91,265	693	4,378	4	104,309
All other loans collectively evaluated for impairment	634,067	71,054	897,552	100,717	1,075,876	15,915	2,795,181
Total loans	$645,862	75,609	997,581	126,310	1,089,430	15,919	2,950,711

December 31, 2013:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$—	62	2,275	1,034	385	—	3,756
Impaired loans collectively evaluated for impairment	497	232	8,937	1,404	605	—	11,675
All other loans collectively evaluated for impairment	12,904	7,113	21,407	2,811	21,062	305	65,602
Total allowance for loan losses	$13,401	7,407	32,619	5,249	22,052	305	81,033
Loans:
Impaired loans individually evaluated for impairment	$3,480	3,440	12,276	28,641	9,168	—	57,005
Impaired loans collectively evaluated for impairment	7,043	1,474	93,301	1,107	3,634	19	106,578
All other loans collectively evaluated for impairment	590,181	116,748	815,911	91,556	1,035,432	18,136	2,667,964
Total loans	$600,704	121,662	921,488	121,304	1,048,234	18,155	2,831,547

NOTE 5 – SERVICING RIGHTS
Mortgage Banking Activities. At September 30, 2014 and December 31, 2013, the Company serviced mortgage loans for others totaling $1.35 billion and $1.33 billion, respectively. Changes in mortgage servicing rights for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013
Balance, beginning of period	$14,103	12,341	14,211	9,152
Originated mortgage servicing rights	770	942	1,802	3,059
Purchased mortgage servicing rights	53	—	84	—
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	124	1,160	(185)	3,467
Other changes in fair value (2)	(432)	(593)	(1,294)	(1,828)
Balance, end of period	$14,618	13,850	14,618	13,850
____________________

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

Other Servicing Activities. At September 30, 2014 and December 31, 2013, the Company serviced United States Small Business Administration (SBA) loans for others totaling $119.8 million and $139.1 million, respectively. Changes in SBA servicing rights for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013
Balance, beginning of period	$4,681	5,192	4,643	5,640
Originated SBA servicing rights	—	—	—	—
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	107	(127)	458	(163)
Other changes in fair value (2)	(300)	(157)	(613)	(569)
Balance, end of period	$4,488	4,908	4,488	4,908
____________________

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

NOTE 6 – DERIVATIVE INSTRUMENTS
The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The following table summarizes derivative instruments held by the Company, their notional amount, estimated fair values and their location in the consolidated balance sheets at September 30, 2014 and December 31, 2013:

(dollars in thousands)			Derivatives in Other Assets
	Notional Amount		Fair Value Gain (Loss)
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivative Instruments Not Designated as Hedging Instruments:
Interest rate lock commitments	$17,800	14,237	378	217
Forward commitments to sell mortgage-backed securities	33,200	29,100	(150)	296
Total	$51,000	43,337	228	513
Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These interest rate lock commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in December 2014.
The following table summarizes amounts included in the consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 related to non-hedging derivative instruments:

(dollars in thousands)	Location of Gain (Loss) Recognized in Operations on Derivatives	Amount of Gain (Loss) Recognized in Operations on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2014	2013	2014	2013
Derivative Instruments Not Designated as Hedging Instruments:
Interest rate lock commitments	Gain on loans sold and held for sale	$(157)	675	161	(1,094)
Forward commitments to sell mortgage-backed securities	Gain on loans sold and held for sale	291	(3,115)	(446)	(332)

NOTE 7 – SUBORDINATED DEBENTURES
As of September 30, 2014, the Company had 13 affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering.
The Company’s distributions accrued on the junior subordinated debentures were $3.0 million and $9.8 million for the three and nine months ended September 30, 2014, respectively, and $3.8 million and $11.2 million for the comparable periods in 2013, and are included in interest expense in the consolidated statements of income. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in the Company’s capital base, as further discussed in Note 9 to the consolidated financial statements.

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
The Company suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September, 2009. The Company has declared and accrued $68.4 million of its regularly scheduled dividend payments on its Class C Preferred Stock and Class D Fixed Rate Cumulative Perpetual Preferred Stock (Class D Preferred Stock) at September 30, 2014 and December 31, 2013, and has accrued an additional $9.4 million of cumulative dividends on such deferred dividend payments at September 30, 2014 and December 31, 2013. As such, the aggregate amount of these deferred and accrued dividend payments was $77.8 million at September 30, 2014 and December 31, 2013.

The Company ceased declaring dividends on its Class C Preferred Stock and Class D Preferred Stock during the fourth quarter of 2013. Previously, the Company had declared and accrued dividends on its Class C Preferred Stock and Class D Preferred Stock quarterly throughout the deferral period. If the Company had continued to declare and accrue dividends on its Class C Preferred Stock and Class D Preferred Stock during the fourth quarter of 2013 and the nine months ended September 30, 2014, the Company would have accrued an additional $4.1 million and $23.8 million, respectively, of dividend payments, and the Company's aggregate deferred and accrued dividend payments would have been $105.7 million at September 30, 2014. The Company will continue to evaluate whether declaring dividends on its Class C Preferred Stock and Class D Preferred Stock is appropriate in future periods. The Company's cessation of declaring and accruing dividends on its Class C Preferred Stock and Class D Preferred Stock did not have any effect on the terms of the outstanding Class C Preferred Stock and Class D Preferred Stock, including the Company's obligations thereunder.
Accumulated Other Comprehensive Income (Loss). The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, by component, for the three and nine months ended September 30, 2014:

(dollars in thousands)	Investment Securities	Defined Benefit Pension Plan	Total
Three Months Ended September 30, 2014:
Balance, beginning of period	$17,499	(2,607)	14,892
Other comprehensive income (loss) before reclassifications	(3,566)	21	(3,545)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	(3,566)	21	(3,545)
Balance, end of period	$13,933	(2,586)	11,347

Nine Months Ended September 30, 2014:
Balance, beginning of period	$10,151	(2,649)	7,502
Other comprehensive income before reclassifications	4,534	63	4,597
Amounts reclassified from accumulated other comprehensive income	(752)	—	(752)
Net current period other comprehensive income	3,782	63	3,845
Balance, end of period	$13,933	(2,586)	11,347
The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, by component, for the three and nine months ended September 30, 2013:

(dollars in thousands)	Investment Securities	Defined Benefit Pension Plan	Deferred Tax Asset Valuation Allowance	Total
Three Months Ended September 30, 2013:
Balance, beginning of period	$15,337	(3,484)	(2,250)	9,603
Other comprehensive income (loss) before reclassifications	(1,363)	30	(1,117)	(2,450)
Amounts reclassified from accumulated other comprehensive income	(60)	—	—	(60)
Net current period other comprehensive income (loss)	(1,423)	30	(1,117)	(2,510)
Balance, end of period	$13,914	(3,454)	(3,367)	7,093

Nine Months Ended September 30, 2013:
Balance, beginning of period	$35,186	(3,544)	13,617	45,259
Other comprehensive income (loss) before reclassifications	(21,026)	90	(16,984)	(37,920)
Amounts reclassified from accumulated other comprehensive income	(246)	—	—	(246)
Net current period other comprehensive income (loss)	(21,272)	90	(16,984)	(38,166)
Balance, end of period	$13,914	(3,454)	(3,367)	7,093

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

The Company was categorized as adequately capitalized under minimum regulatory capital standards established for bank holding companies by the Federal Reserve at September 30, 2014 and December 31, 2013. The Company must maintain minimum total capital, Tier 1 capital and Tier 1 leverage ratios as set forth in the table below in order to meet the minimum capital adequacy standards.
First Bank was categorized as well capitalized at September 30, 2014 and December 31, 2013 under the prompt corrective action provisions of the regulatory capital standards. First Bank must maintain minimum total capital, Tier 1 capital and Tier 1 leverage ratios as set forth in the table below in order to be categorized as well capitalized.
At September 30, 2014 and December 31, 2013, the Company's and First Bank’s required and actual capital ratios were as follows:

						To be Well Capitalized Under Prompt Corrective Action Provisions
	Actual				For Capital Adequacy Purposes
	September 30, 2014		December 31, 2013
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
First Banks, Inc.	$458,806	12.39%	$405,856	11.13%	8.0%	N/A
First Bank (1)	687,643	18.56	734,535	20.12	8.0	10.0%
Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	274,767	7.42	239,868	6.58	4.0	N/A
First Bank (1)	640,940	17.30	688,427	18.86	4.0	6.0
Tier 1 capital (to average assets):
First Banks, Inc.	274,767	4.86	239,868	4.12	4.0	N/A
First Bank (1)	640,940	11.37	688,427	11.77	4.0	5.0
____________________

(1)
The reduction in First Bank's regulatory capital ratios during the first nine months of 2014 primarily resulted from the payment of a $70 million dividend to the Company in February 2014, as further described below.

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

•
Requires institutions to maintain a capital conservation buffer composed of common equity Tier 1 capital of 2.5% above the minimum risk-based capital requirements. Institutions that do not maintain the capital conservation buffer are precluded from: (1) paying dividends and making certain other capital distributions (unless a waiver is granted by the Federal Reserve); and (2) making certain discretionary bonus payments to executive officers (unless a waiver is granted by the Federal Reserve). In addition, such institutions may be precluded from making interest payments on trust preferred securities (unless the non-payment of interest would otherwise trigger an event of default or a waiver is granted by the Federal Reserve). The capital conservation buffer is measured relative to risk-weighted assets and will be phased in over a four-year period beginning on January 1, 2016 with an initial requirement of 0.625% above the minimum capital requirement. The capital conservation buffer subsequently increases to 1.25%, 1.875% and 2.5% on January 1, 2017, 2018 and 2019, respectively;

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

The calculation of common equity Tier 1 capital is different from the calculation of common equity under GAAP. Most significantly for the Company, the Company's net deferred tax assets, which are included in the calculation of common equity under GAAP, will be substantially phased out over time from the required calculation of common equity Tier 1 capital for regulatory purposes. The net deferred tax assets attributable to net operating loss and tax credit carryforwards, which comprised over 88.0% of the Company's net deferred tax assets as of September 30, 2014, are scheduled to be phased out entirely from inclusion in the calculation of common equity Tier 1 capital in 2019. The Company is continuing to evaluate the impact the final Basel III capital rules may have on its regulatory capital levels and capital planning strategies.
In light of the Company's current capital and the future changes in the calculation of regulatory capital as a result of Basel III, absent a substantial increase in qualifying common equity, the Company is not likely to meet the common equity Tier 1 requirement as it will be calculated in 2015, or to meet the common equity Tier 1 requirement as it will be calculated in 2016 when the capital conservation buffer goes into effect. The inability to remain adequately capitalized under the new Basel III capital requirements could materially adversely impact the Company's financial condition, results of operations, and ability to grow. In addition, the inability to meet the capital conservation buffer would preclude the Company from making dividend payments on capital stock and may preclude the Company from making interest payments on trust preferred securities absent a waiver of the Basel III rules by the Federal Reserve when the capital conservation rules become applicable to the Company in 2016 and it is not known whether the Federal Reserve would grant such a waiver.
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
Items Measured on a Recurring Basis. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 are reflected in the following table:

	Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
September 30, 2014:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	217,193	—	217,193
Residential mortgage-backed	—	1,027,567	—	1,027,567
Commercial mortgage-backed	—	837	—	837
State and political subdivisions	—	30,911	—	30,911
Corporate notes	—	183,335	—	183,335
Equity investments	1,709	—	—	1,709
Mortgage loans held for sale	—	28,866	—	28,866
Derivative instruments:
Interest rate lock commitments	—	378	—	378
Forward commitments to sell mortgage-backed securities	—	(150)	—	(150)
Servicing rights	—	—	19,106	19,106
Total	$1,709	1,488,937	19,106	1,509,752
Liabilities:
Nonqualified deferred compensation plan	$6,575	—	—	6,575
Total	$6,575	—	—	6,575
December 31, 2013:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	275,899	—	275,899
Residential mortgage-backed	—	1,105,787	—	1,105,787
Commercial mortgage-backed	—	856	—	856
State and political subdivisions	—	31,557	—	31,557
Corporate notes	—	196,203	—	196,203
Equity investments	1,443	—	—	1,443
Mortgage loans held for sale	—	25,548	—	25,548
Derivative instruments:
Interest rate lock commitments	—	217	—	217
Forward commitments to sell mortgage-backed securities	—	296	—	296
Servicing rights	—	—	18,854	18,854
Total	$1,443	1,636,363	18,854	1,656,660
Liabilities:
Nonqualified deferred compensation plan	$6,641	—	—	6,641
Total	$6,641	—	—	6,641
There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three and nine months ended September 30, 2014 and 2013.
The following table presents the changes in Level 3 assets measured on a recurring basis for the three and nine months ended September 30, 2014 and 2013:

	Servicing Rights
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013
Balance, beginning of period	$18,784	17,533	18,854	14,792
Total gains or losses (realized/unrealized):
Included in earnings (1)	(501)	283	(1,634)	907
Included in other comprehensive income	—	—	—	—
Issuances	770	942	1,802	3,059
Purchases	53	—	84	—
Transfers in and/or out of level 3	—	—	—	—
Balance, end of period	$19,106	18,758	19,106	18,758
____________________

(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of income.

Items Measured on a Nonrecurring Basis. From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013 are reflected in the following table:

	Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
September 30, 2014:
Assets:
Impaired loans	$—	—	140,050	140,050
Other real estate	—	—	55,709	55,709
Total	$—	—	195,759	195,759
December 31, 2013:
Assets:
Impaired loans	$—	—	148,152	148,152
Other real estate	—	—	66,702	66,702
Total	$—	—	214,854	214,854
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
Other real estate measured at fair value upon initial recognition totaled $5.2 million and $8.2 million for the nine months ended September 30, 2014 and 2013, respectively. In addition to other real estate measured at fair value upon initial recognition, the Company recorded write-downs to the balance of other real estate of $1.6 million and $1.8 million to noninterest expense for the three and nine months ended September 30, 2014, respectively, compared to $1.4 million and $2.2 million for the comparable periods in 2013.
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
The estimated fair value of the Company’s financial instruments at September 30, 2014 was as follows:

	September 30, 2014
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$263,466	263,466	—	—	263,466
Investment securities:
Available for sale	1,461,552	1,709	1,459,843	—	1,461,552
Held to maturity	667,831	—	658,343	—	658,343
Loans held for portfolio	2,876,017	—	—	2,768,334	2,768,334
Loans held for sale	28,866	—	28,866	—	28,866
FRB and FHLB stock	30,623	30,623	—	—	30,623
Derivative instruments	228	—	228	—	228
Accrued interest receivable	15,400	15,400	—	—	15,400
Financial Liabilities:
Deposits	$4,826,930	3,880,285	—	945,991	4,826,276
Securities sold under agreements to repurchase	42,682	42,682	—	—	42,682
Accrued interest payable	789	789	—	—	789
Subordinated debentures	354,267	—	—	302,041	302,041
Liability for Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$2,430	—	—	2,430	2,430
The estimated fair value of the Company’s financial instruments at December 31, 2013 was as follows:

	December 31, 2013
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$190,435	190,435	—	—	190,435
Investment securities:
Available for sale	1,611,745	1,443	1,610,302	—	1,611,745
Held to maturity	740,186	—	719,183	—	719,183
Loans held for portfolio	2,750,514	—	—	2,562,160	2,562,160
Loans held for sale	25,548	—	25,548	—	25,548
FRB and FHLB stock	27,357	27,357	—	—	27,357
Derivative instruments	513	—	513	—	513
Accrued interest receivable	17,798	17,798	—	—	17,798
Financial Liabilities:
Deposits	$4,813,895	3,767,782	—	1,046,485	4,814,267
Securities sold under agreements to repurchase	43,143	43,143	—	—	43,143
Accrued interest payable	63,341	63,341	—	—	63,341
Subordinated debentures	354,210	—	—	242,678	242,678
Liability for Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$2,715	—	—	2,715	2,715

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
A summary of the Company’s deferred tax assets and deferred tax liabilities at September 30, 2014 and December 31, 2013 is as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013
Gross deferred tax assets	$363,148	359,261
Unrecognized tax benefits for uncertain tax positions	(871)	—
Valuation allowance	(43,380)	(43,380)
Deferred tax assets, net of valuation allowance	318,897	315,881
Deferred tax liabilities	44,067	28,397
Net deferred tax assets	$274,830	287,484
At September 30, 2014 and December 31, 2013, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $545.5 million and $571.8 million, respectively. For state income tax purposes, the Company had net operating loss carryforwards of approximately $792.9 million and $785.4 million at September 30, 2014 and December 31, 2013, respectively, and a related deferred tax asset of $66.9 million and $66.6 million, respectively.

NOTE 12 – EARNINGS (LOSS) PER COMMON SHARE
The following is a reconciliation of basic and diluted earnings (loss) per share (EPS) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except share and per share data)	2014	2013	2014	2013
Basic:
Net income from continuing operations attributable to First Banks, Inc.	$6,042	6,741	16,678	28,312
Preferred stock dividends declared	—	(5,013)	—	(14,841)
Accretion of discount on preferred stock	—	(919)	—	(2,725)
Net income from continuing operations attributable to common stockholders	6,042	809	16,678	10,746
Net loss from discontinued operations attributable to common stockholders	—	(881)	—	(6,279)
Net income (loss) available to First Banks, Inc. common stockholders	$6,042	(72)	16,678	4,467

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661

Basic earnings per common share – continuing operations	$255.34	34.19	704.88	454.17
Basic loss per common share – discontinued operations	$—	(37.23)	—	(265.37)
Basic earnings (loss) per common share	$255.34	(3.04)	704.88	188.80

Diluted:
Net income from continuing operations attributable to common stockholders	$6,042	809	16,678	10,746
Net loss from discontinued operations attributable to common stockholders	—	(881)	—	(6,279)
Net income (loss) available to First Banks, Inc. common stockholders	6,042	(72)	16,678	4,467
Effect of dilutive securities – Class A convertible preferred stock	—	—	—	—
Diluted income (loss) available to First Banks, Inc. common stockholders	$6,042	(72)	16,678	4,467

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661
Effect of dilutive securities – Class A convertible preferred stock	3,501	—	3,942	—
Weighted average diluted shares of common stock outstanding	27,162	23,661	27,603	23,661

Diluted earnings per common share – continuing operations	$222.43	34.19	604.22	454.17
Diluted loss per common share – discontinued operations	$—	(37.23)	—	(265.37)
Diluted earnings (loss) per common share	$222.43	(3.04)	604.22	188.80

NOTE 13 – BUSINESS SEGMENT RESULTS
The Company’s business segment is First Bank. The reportable business segment is consistent with the management structure of the Company, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various client groups, including packaged accounts for more affluent clients, and sweep accounts, lock-box deposits and cash management products for commercial clients. First Bank also offers consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans and small business lending. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, mobile banking, ATMs, telephone banking, safe deposit boxes, and trust and private banking services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees generated by the Company’s mortgage banking and trust and private banking business units. The Company’s products and services are offered to clients primarily within its geographic areas, which include eastern Missouri, southern Illinois, southern and northern California, and Florida’s Bradenton, Palmetto and Longboat Key communities. Certain loan products are available nationwide.

The business segment results are consistent with the Company’s internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. The business segment results are summarized as follows:

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
(dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Balance sheet information:
Investment securities	$2,129,383	2,351,931	—	—	2,129,383	2,351,931
Total loans	2,979,577	2,857,095	—	—	2,979,577	2,857,095
FRB and FHLB stock	30,623	27,357	—	—	30,623	27,357
Total assets	5,834,780	5,865,160	52,035	53,823	5,886,815	5,918,983
Deposits	4,843,161	4,815,792	(16,231)	(1,897)	4,826,930	4,813,895
Securities sold under agreements to repurchase	42,682	43,143	—	—	42,682	43,143
Subordinated debentures	—	—	354,267	354,210	354,267	354,210
Stockholders’ equity	875,145	931,561	(366,452)	(443,305)	508,693	488,256

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Income statement information:
Interest income	$41,945	42,366	—	—	41,945	42,366
Interest expense	2,056	2,149	3,042	3,803	5,098	5,952
Net interest income (loss)	39,889	40,217	(3,042)	(3,803)	36,847	36,414
(Benefit) provision for loan losses	(5,000)	—	—	—	(5,000)	—
Net interest income (loss) after (benefit) provision for loan losses	44,889	40,217	(3,042)	(3,803)	41,847	36,414
Noninterest income	13,982	15,414	92	115	14,074	15,529
Noninterest expense	46,551	44,994	148	311	46,699	45,305
Income (loss) from continuing operations before provision (benefit) for income taxes	12,320	10,637	(3,098)	(3,999)	9,222	6,638
Provision (benefit) for income taxes	4,296	(64)	(1,084)	(1)	3,212	(65)
Net income (loss) from continuing operations, net of tax	8,024	10,701	(2,014)	(3,998)	6,010	6,703
Loss from discontinued operations, net of tax	—	(881)	—	—	—	(881)
Net income (loss)	8,024	9,820	(2,014)	(3,998)	6,010	5,822
Net loss attributable to noncontrolling interest in subsidiary	(32)	(38)	—	—	(32)	(38)
Net income (loss) attributable to First Banks, Inc.	$8,056	9,858	(2,014)	(3,998)	6,042	5,860

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Income statement information:
Interest income	$126,691	130,084	30	—	126,721	130,084
Interest expense	6,148	6,866	9,862	11,210	16,010	18,076
Net interest income (loss)	120,543	123,218	(9,832)	(11,210)	110,711	112,008
(Benefit) provision for loan losses	(5,000)	—	—	—	(5,000)	—
Net interest income (loss) after (benefit) provision for loan losses	125,543	123,218	(9,832)	(11,210)	115,711	112,008
Noninterest income	42,665	49,529	298	338	42,963	49,867
Noninterest expense	133,151	132,882	(116)	613	133,035	133,495
Income (loss) from continuing operations before provision (benefit) for income taxes	35,057	39,865	(9,418)	(11,485)	25,639	28,380
Provision (benefit) for income taxes	10,317	(44)	(1,270)	(1)	9,047	(45)
Net income (loss) from continuing operations, net of tax	24,740	39,909	(8,148)	(11,484)	16,592	28,425
Loss from discontinued operations, net of tax	—	(6,279)	—	—	—	(6,279)
Net income (loss)	24,740	33,630	(8,148)	(11,484)	16,592	22,146
Net (loss) income attributable to noncontrolling interest in subsidiary	(86)	113	—	—	(86)	113
Net income (loss) attributable to First Banks, Inc.	$24,826	33,517	(8,148)	(11,484)	16,678	22,033

NOTE 14 – TRANSACTIONS WITH RELATED PARTIES
First Services, L.P. First Services, L.P. (First Services), a limited partnership indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, provides information technology, item processing and various related services to the Company and First Bank. Fees paid under agreements with First Services were $5.4 million and $16.2 million for the three and nine months ended September 30, 2014, respectively, and $5.1 million and $15.0 million for the comparable periods in 2013. First Services leases information technology and other equipment from First Bank. First Services paid First Bank rental fees for the use of such equipment of $403,000 and $1.2 million for the three and nine months ended September 30, 2014, respectively, and $283,000 and $820,000 for the comparable periods in 2013. In addition, First Services paid $435,000 and $1.3 million for the three and nine months ended September 30, 2014, respectively, and $435,000 and $1.3 million for the comparable periods in 2013, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.
First Services has an Affiliate Services Agreement with the Company and First Bank that relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, accounting services, insurance services, vendor payment processing services and advisory services. Fees accrued under the Affiliate Services Agreement by First Services were $60,000 and $180,000 for the three and nine months ended September 30, 2014, respectively, and $46,000 and $137,000 for the comparable periods in 2013.
First Brokerage America, L.L.C. First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, received approximately $1.2 million and $3.5 million for the three and nine months ended September 30, 2014, respectively, and $943,000 and $3.4 million for the comparable periods in 2013, in gross commissions paid by unaffiliated third-party companies. The commissions received primarily resulted from sales of annuities, securities and other insurance products to clients of First Bank. First Brokerage paid approximately $113,000 and $355,000 for the three and nine months ended September 30, 2014, respectively, and $98,000 and $343,000 for the comparable periods in 2013, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.
Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of the Company’s Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $126,000 and $378,000 for the three and nine months ended September 30, 2014, respectively, and $124,000 and $368,000 for the comparable periods in 2013.
First Capital America, Inc. / FB Holdings, LLC. The Company formed FB Holdings, a limited liability company organized in the state of Missouri, in May 2008. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. First Bank owned 53.23% and FCA, a corporation owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, owned the remaining 46.77% of FB Holdings as of September 30, 2014. FCA's ownership in FB Holdings is reflected as a component of stockholders’ equity in the consolidated balance sheets.
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
Loans to Directors, Executive Officers and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors, executive officers and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of the Company were $14.9 million and $12.0 million at September 30, 2014 and December 31, 2013, respectively. First Bank does not extend credit to its officers or to officers of the Company, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.

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

•	Credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio including certain large individual loans;

•	Possible changes in the creditworthiness of clients and the possible impairment of collectability of loans;

•	Our ability to maintain an appropriate level of liquidity to fund operations, service debt obligations and meet obligations and other commitments;

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

•	The impact of litigation generally and specifically arising out of our efforts to collect outstanding client loans;

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
Actual events or our actual future results may differ materially from any forward-looking statement due to these and other risks, uncertainties and significant factors. For a discussion of these and other risk factors that may impact these forward-looking statements, please refer to our 2013 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on March 25, 2014, and Item 1A of Part II of this Report. We wish to caution readers of this Quarterly Report on Form 10-Q that the foregoing list of important factors may not be all-inclusive and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We do not have a duty to and do not undertake any obligation to update these forward-looking statements. Readers of this Quarterly Report on Form 10-Q should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on these statements.

OVERVIEW AND RECENT DEVELOPMENTS
We, or the Company, are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries. First Bank’s subsidiaries are wholly owned at September 30, 2014 except for FB Holdings, LLC, or FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, as further described in Note 14 to our consolidated financial statements.
First Bank currently operates 129 branch banking offices in eastern Missouri, southern Illinois, southern and northern California, and Florida's Bradenton, Palmetto and Longboat Key communities. Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services.
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

We have applied discontinued operations accounting in accordance with Accounting Standards Codification™, or ASC, Topic 205-20, “Presentation of Financial Statements - Discontinued Operations,” to the operations of our ABS line of business and our Northern Florida Region for the three and nine months ended September 30, 2013. All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our consolidated financial statements for further information regarding discontinued operations.
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

•
Requires institutions to maintain a capital conservation buffer composed of common equity Tier 1 capital of 2.5% above the minimum risk-based capital requirements. Institutions that do not maintain the capital conservation buffer are precluded from: (1) paying dividends and making certain other capital distributions (unless a waiver is granted by the Federal Reserve); and (2) making certain discretionary bonus payments to executive officers (unless a waiver is granted by the Federal Reserve). In addition, such institutions may be precluded from making interest payments on trust preferred securities (unless the non-payment of interest would otherwise trigger an event of default or a waiver is granted by the Federal Reserve). The capital conservation buffer is measured relative to risk-weighted assets and will be phased in over a four-year period beginning on January 1, 2016 with an initial requirement of 0.625% above the minimum capital requirement. The capital conservation buffer subsequently increases to 1.25%, 1.875% and 2.5% on January 1, 2017, 2018 and 2019, respectively;

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

The calculation of common equity Tier 1 capital is different from the calculation of common equity under U.S. generally accepted accounting principles, or GAAP. Most significantly for the Company, the Company's net deferred tax assets, which are included in the calculation of common equity under GAAP, will be substantially phased out over time from the required calculation of common equity Tier 1 capital for regulatory purposes. To illustrate the difference between common equity under GAAP and common equity Tier 1 capital for regulatory purposes, the Company’s common equity under GAAP as of September 30, 2014 was $77.8 million, which includes net deferred tax assets of $274.8 million. In 2016, the majority of the Company’s net deferred tax assets will be excluded from the regulatory calculation of common equity Tier 1 capital due to the phase in requirements of the Basel III rules. As a direct result of this exclusion and the phase in of other required changes in the regulatory calculation of common equity Tier 1 capital, if, hypothetically, the Company were to apply the regulatory capital rules applicable in 2016 as of September 30, 2014, the Company’s common equity Tier 1 capital as of September 30, 2014 using the rules applicable in 2016 would be negative $91.6 million, or $169.4 million less than the Company’s common equity under GAAP. The net deferred tax assets attributable to net operating loss and tax credit carryforwards, which comprised over 88.0% of the Company's net deferred tax assets as of September 30, 2014, are scheduled to be phased out entirely from inclusion in the calculation of common equity Tier 1 capital in 2019. We are continuing to evaluate the impact the final Basel III capital rules may have on our regulatory capital levels and capital planning strategies.
In light of the Company’s current capital position and the future changes in the calculation of regulatory capital as a result of Basel III, absent a substantial increase in qualifying common equity, the Company is not likely to meet the common equity Tier 1 requirement as it will be calculated in 2015, or to meet the common equity Tier 1 requirement as it will be calculated in 2016 when the capital conservation buffer goes into effect. The inability to remain adequately capitalized under the new Basel III capital requirements could materially adversely impact our financial condition, results of operations, and ability to grow. In addition, the inability to meet the capital conservation buffer would preclude the Company from making dividend payments on capital stock and may preclude the Company from making interest payments on trust preferred securities absent a waiver of the Basel III rules by the Federal Reserve when the capital conservation rules become applicable to the Company in 2016 and it is not known whether the Federal Reserve would grant such a waiver.
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
RESULTS OF OPERATIONS
Overview. We recorded net income of $6.0 million and $16.7 million for the three and nine months ended September 30, 2014, respectively, compared to $5.9 million and $22.0 million for the comparable periods in 2013. Our net income reflects the following:

•
Net interest income of $36.8 million and $110.7 million for the three and nine months ended September 30, 2014, respectively, compared to $36.4 million and $112.0 million for the comparable periods in 2013, and an increase in our net interest margin to 2.74% and 2.79% for the three and nine months ended September 30, 2014, respectively, compared to 2.49% and 2.56% for the comparable periods in 2013;

•	A negative provision for loan losses of $5.0 million for the three and nine months ended September 30, 2014, compared to zero for the three and nine months ended September 30, 2013;

•
Noninterest income of $14.1 million and $43.0 million for the three and nine months ended September 30, 2014, respectively, compared to $15.5 million and $49.9 million for the comparable periods in 2013;

•
Noninterest expense of $46.7 million and $133.0 million for the three and nine months ended September 30, 2014, respectively, compared to $45.3 million and $133.5 million for the comparable periods in 2013;

•
A provision for income taxes of $3.2 million and $9.0 million for the three and nine months ended September 30, 2014, respectively, compared to a benefit for income taxes of $65,000 and $45,000 for the comparable periods in 2013;

•	A net loss from discontinued operations, net of tax, of $881,000 and $6.3 million for the three and nine months ended September 30, 2013, respectively; and

•
A net loss attributable to noncontrolling interest in subsidiary of $32,000 and $86,000 for the three and nine months ended September 30, 2014, respectively, compared to a net loss attributable to noncontrolling interest in subsidiary of $38,000 and net income attributable to noncontrolling interest in subsidiary of $113,000 for the comparable periods in 2013.

Net Interest Income and Average Balance Sheets. The primary source of our income is net interest income. The following table sets forth, on a tax-equivalent basis, certain information on a continuing operations basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2014			2013			2014			2013
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS:
Interest-earning assets:
Loans (1)(2)(3)	$2,927,233	29,446	3.99%	$2,807,856	28,871	4.08%	$2,913,366	88,728	4.07%	$2,818,916	88,955	4.22%
Investment securities (3)	2,133,243	11,992	2.23	2,428,050	12,892	2.11	2,155,334	36,572	2.27	2,575,119	39,526	2.05
FRB and FHLB stock	30,554	362	4.70	27,382	303	4.39	30,647	1,080	4.71	27,484	913	4.44
Short-term investments	253,227	174	0.27	539,438	346	0.25	219,822	436	0.27	431,143	831	0.26
Total interest-earning assets	5,344,257	41,974	3.12	5,802,726	42,412	2.90	5,319,169	126,816	3.19	5,852,662	130,225	2.97
Nonearning assets	583,009			391,396			582,870			406,253
Assets of discontinued operations	—			39,467			—			42,486
Total assets	$5,927,266			$6,233,589			$5,902,039			$6,301,401

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$701,038	97	0.05%	$671,924	83	0.05%	$686,703	266	0.05%	$653,154	233	0.05%
Savings and money market	1,872,384	822	0.17	1,862,525	675	0.14	1,856,466	2,335	0.17	1,854,886	1,942	0.14
Time deposits of $100 or more	362,200	471	0.52	376,061	529	0.56	379,836	1,440	0.51	395,980	1,758	0.59
Other time deposits	605,119	661	0.43	697,117	860	0.49	626,166	2,078	0.44	730,303	2,941	0.54
Total interest-bearing deposits	3,540,741	2,051	0.23	3,607,627	2,147	0.24	3,549,171	6,119	0.23	3,634,323	6,874	0.25
Other borrowings	49,333	(1)	(0.01)	35,758	1	0.01	44,797	5	0.01	32,246	(11)	(0.05)
Subordinated debentures	354,258	3,048	3.41	354,181	3,804	4.26	354,239	9,886	3.73	354,162	11,213	4.23
Total interest-bearing liabilities	3,944,332	5,098	0.51	3,997,566	5,952	0.59	3,948,207	16,010	0.54	4,020,731	18,076	0.60
Noninterest-bearing liabilities:
Demand deposits	1,312,597			1,221,751			1,275,848			1,191,794
Other liabilities	161,512			188,649			175,734			188,719
Liabilities of discontinued operations	—			558,532			—			614,684
Total liabilities	5,418,441			5,966,498			5,399,789			6,015,928
Stockholders’ equity	508,825			267,091			502,250			285,473
Total liabilities and stockholders’ equity	$5,927,266			$6,233,589			$5,902,039			$6,301,401

Net interest income		36,876			36,460			110,806			112,149
Interest rate spread			2.61			2.31			2.65			2.37
Net interest margin (4)			2.74%			2.49%			2.79%			2.56%
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)
Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were $29,000 and $95,000 for the three and nine months ended September 30, 2014, respectively, and $46,000 and $141,000 for the comparable periods in 2013.

(4)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

Our balance sheet is presently asset sensitive, and as such, exclusive of recent improvement over 2013 levels, our net interest margin has been negatively impacted by the low interest rate environment as our loan portfolio re-prices on an immediate basis; whereas we are unable to immediately re-price our deposit portfolio to current market interest rates, thereby resulting in a compression of our net interest margin. Our asset-sensitive position, coupled with the high level of short-term investments and investment securities as a percentage of our interest-earning assets has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income in the future. We continue our efforts to re-define our overall strategy and business plans with respect to our loan portfolio in light of ongoing changes in market conditions in our markets, focusing on loan growth initiatives, as further described below.
Net interest income, expressed on a tax-equivalent basis, was $36.9 million and $110.8 million for the three and nine months ended September 30, 2014, respectively, as compared to $36.5 million and $112.1 million for the comparable periods in 2013. Our net interest margin increased 25 and 23 basis points to 2.74% and 2.79% for the three and nine months ended September 30, 2014, respectively, from 2.49% and 2.56% for the comparable periods in 2013.
We attribute the increase in our net interest margin for the three and nine months ended September 30, 2014, as compared to the comparable periods in 2013, to a change in the mix of our interest-earning assets to reflect loan growth and a decline in our lower-yielding cash and cash equivalents, in addition to an increase in the average yield on investment securities and a decrease in the cost of our interest-bearing liabilities, partially offset by a decrease in the average yield on our loan portfolio. We attribute the decrease in our net interest income for the nine months ended September 30, 2014, as compared to the comparable period in 2013, to a lower average balance of interest-earning assets, primarily resulting from the sale of our ABS line of business in November 2013. The increase in our net interest income for the three months ended September 30, 2014, as compared to the comparable period in 2013, is primarily attributable to an increase in our average loan portfolio and a decrease in interest expense on our junior subordinated debentures.
Interest income on our loan portfolio, expressed on a tax-equivalent basis, increased $575,000 for the three months ended September 30, 2014, as compared to the comparable period in 2013, and decreased $227,000 for the nine months ended September 30, 2014, as compared to the comparable period in 2013. Average loans increased $119.4 million and $94.5 million to $2.93 billion and $2.91 billion for the three and nine months ended September 30, 2014, respectively, as compared to $2.81 billion and $2.82 billion for the comparable periods in 2013, while the yield on our loan portfolio decreased nine and 15 basis points to 3.99% and 4.07% for the three and nine months ended September 30, 2014, respectively, from 4.08% and 4.22% for the comparable periods in 2013. The increase in average loans primarily reflects continued growth in our production loan volumes, partially offset by the exit of certain of our problem credit relationships, as further discussed under “—Loans and Allowance for Loan Losses.” The yield on our loan portfolio continues to be adversely impacted by the lower levels of prime and LIBOR interest rates, as a significant portion of our loan portfolio is priced to these indices, as well as significant competitive pressure on interest rates throughout our markets regarding new loan originations.
Interest income on our investment securities, expressed on a tax-equivalent basis, decreased $900,000 and $3.0 million for the three and nine months ended September 30, 2014, respectively, as compared to the comparable periods in 2013. Average investment securities decreased $294.8 million and $419.8 million for the three and nine months ended September 30, 2014, respectively, as compared to the comparable periods in 2013. The yield earned on our investment securities portfolio increased 12 and 22 basis points to 2.23% and 2.27% for the three and nine months ended September 30, 2014, respectively, as compared to 2.11% and 2.05% for the comparable periods in 2013. During 2013, we reinvested proceeds from sales and maturities of certain investment securities into cash and cash equivalents to build liquidity in anticipation of the sale of our ABS line of business, which was completed in November 2013. During the first quarter of 2014, we sold certain investment securities to fund loan growth and to pay all of the cumulative deferred interest on our junior subordinated debentures relating to the Company's trust preferred securities in March 2014. We continue to maintain a high level of investment securities in an effort to support future loan growth opportunities.
Interest income on our short-term investments decreased $172,000 and $395,000 for the three and nine months ended September 30, 2014, respectively, as compared to the comparable periods in 2013. Average short-term investments decreased $286.2 million and $211.3 million for the three and nine months ended September 30, 2014, respectively, as compared to the comparable periods in 2013. During 2013, we utilized funds available from sales and maturities of investment securities to increase our liquidity position for the sales of our ABS line of business during the fourth quarter of 2013 and our Northern Florida Region during the second quarter of 2013. The yield on our short-term investments was 0.27% for the three and nine months ended September 30, 2014, compared to 0.25% and 0.26% for the three and nine months ended September 30, 2013, respectively, reflecting the investment of a significant portion of funds in our short-term investments in our correspondent bank account with the FRB, which currently earns 0.25%.
Interest expense on our interest-bearing deposits decreased $96,000 and $755,000 for the three and nine months ended September 30, 2014, respectively, as compared to the comparable periods in 2013. Average total deposits increased $24.0 million to $4.85 billion for the three months ended September 30, 2014, from $4.83 billion for the comparable period in 2013, whereas, average total deposits decreased $1.1 million to $4.83 billion for the nine months ended September 30, 2014, from $4.83 billion for the comparable period in 2013. Average interest-bearing deposits decreased $66.9 million and $85.2 million, respectively, and average noninterest-bearing deposits increased $90.8 million and $84.1 million, respectively, for the three and nine months ended September 30, 2014, as compared to the comparable periods in 2013. The decrease in average interest-bearing deposits for the three and nine months ended September 30, 2014, as compared to the comparable periods in 2013, primarily reflects anticipated reductions of higher rate certificates of deposit, partially offset by organic growth in interest-bearing demand deposits through deposit development programs, including marketing campaigns and enhanced product and service offerings. The mix in our deposit portfolio volumes for the nine months ended September 30, 2014, as compared to the comparable period in 2013, primarily reflects a shift from time deposits to interest-bearing and noninterest-bearing demand deposits. Decreases in our average time deposits of $120.3 million were partially offset by increases in our average interest-bearing and noninterest-bearing demand deposits of $33.5 million and $84.1 million, respectively, for the nine months ended September 30, 2014, as compared to the comparable period in 2013. The aggregate weighted average rate paid on our interest-bearing deposit portfolio decreased one and two basis points to 0.23% for the three and nine months ended September 30, 2014, from 0.24% and 0.25% for the three and nine months ended September 30, 2013, respectively. The weighted average rate paid on our time deposit portfolio declined five and nine basis points to 0.46% and 0.47% for the three and nine months ended September 30, 2014, respectively, from 0.51% and 0.56% for the comparable periods in 2013, primarily reflecting the re-pricing of certificate of deposit accounts to current market interest rates upon maturity.
Interest expense on our junior subordinated debentures decreased $756,000 and $1.3 million for the three and nine months ended September 30, 2014, respectively, as compared to the comparable periods in 2013. The aggregate weighted average rate paid on our junior subordinated debentures decreased to 3.41% and 3.73% for the three and nine months ended September 30, 2014, respectively, from 4.26% and 4.23% for the comparable periods in 2013. The aggregate weighted average rates reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures until March 2014, when we paid all of the cumulative deferred interest, as further discussed in Note 7 to our consolidated financial statements. The additional interest expense accrued on the regularly scheduled deferred interest payments increased the weighted average rate paid on our junior subordinated debentures by 30 basis points for the nine months ended September 30, 2014, as compared to 82 and 76 basis points for the three and nine months ended September 30, 2013, respectively.
Rate / Volume. The following table indicates, on a tax-equivalent basis, the changes in interest income and interest expense on a continuing basis that are attributable to changes in average volume and changes in average rates, for the three and nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:
	Three Months Ended September 30, 2014 Compared to 2013			Nine Months Ended September 30, 2014 Compared to 2013
(dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Loans (1) (2) (3)	$1,217	(642)	575	2,959	(3,186)	(227)
Investment securities (3)	(1,613)	713	(900)	(6,892)	3,938	(2,954)
FRB and FHLB stock	37	22	59	109	58	167
Short-term investments	(197)	25	(172)	(426)	31	(395)
Total interest income	(556)	118	(438)	(4,250)	841	(3,409)
Interest paid on:
Interest-bearing demand deposits	14	—	14	33	—	33
Savings and money market deposits	4	143	147	2	391	393
Time deposits	(129)	(128)	(257)	(471)	(710)	(1,181)
Other borrowings	—	(2)	(2)	(3)	19	16
Subordinated debentures	1	(757)	(756)	2	(1,329)	(1,327)
Total interest expense	(110)	(744)	(854)	(437)	(1,629)	(2,066)
Net interest income	$(446)	862	416	(3,813)	2,470	(1,343)
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
Provision for Loan Losses. We recorded a negative provision for loan losses of $5.0 million for the three and nine months ended September 30, 2014. We primarily attribute the negative provision for loan losses to the aggregate payoff of $54.1 million of potential problem real estate construction and development loans in a single credit relationship in our Southern California region and an upgrade of a related credit from potential problem to pass classification, in addition to net loan recoveries of $1.7 million recorded for the third quarter of 2014. We did not record a provision for loan losses for the three and nine months ended September 30, 2013, which was attributable to the continued improvement in our overall asset quality levels, as further discussed under “—Loans and Allowance for Loan Losses.”

Our potential problem loans were $26.6 million at September 30, 2014, compared to $105.0 million at June 30, 2014, $109.5 million at December 31, 2014 and $109.6 million at September 30, 2013, reflecting a 75.7% decrease in potential problem loans year-over-year. Our nonaccrual loans were $47.9 million at September 30, 2014, compared to $48.0 million at June 30, 2014, $53.0 million at December 31, 2013 and $71.1 million at September 30, 2013, reflecting a 32.7% decrease in nonaccrual loans year-over-year. The decrease in the overall level of potential problem loans and nonaccrual loans at September 30, 2014, as compared to September 30, 2013, was primarily driven by the resolution of certain potential problem and nonaccrual loans, and reflects our continued progress with respect to the implementation of our asset quality improvement initiatives, designed to reduce the overall balance of nonaccrual and other potential problem loans and assets.
We recorded net loan recoveries of $1.7 million for the three months ended September 30, 2014 and net loan charge-offs $1.3 million for the nine months ended September 30, 2014, compared to net loan charge-offs of $1.4 million and $7.3 million for the three and nine months ended September 30, 2013, respectively. Our annualized net loan (recoveries) charge-offs were (0.23)% and 0.06% of average loans for the three and nine months ended September 30, 2014, respectively, compared to 0.19% and 0.35% for the comparable periods in 2013. Loan charge-offs were $2.2 million and $11.9 million for the three and nine months ended September 30, 2014, respectively, compared to $7.0 million and $20.8 million for the comparable periods in 2013, and loan recoveries were $3.9 million and $10.6 million for the three and nine months ended September 30, 2014, respectively, compared to $5.7 million and $13.5 million for the comparable periods in 2013.
Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”
Noninterest Income. Noninterest income decreased $1.5 million and $6.9 million to $14.1 million and $43.0 million for the three and nine months ended September 30, 2014, respectively, from $15.5 million and $49.9 million for the comparable periods in 2013. The decrease in our noninterest income for the first nine months of 2014, as compared to the comparable period in 2013, was primarily attributable to reduced gains on loans sold and held for sale, reduced net gains on sale of other real estate, decreases in the fair value of servicing rights and a decline in other income, partially offset by increased net gains on investment securities. The following table summarizes noninterest income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
(dollars in thousands)	2014	2013	Amount	%	2014	2013	Amount	%
Noninterest income:
Service charges on deposit accounts and customer service fees	$8,948	8,788	160	1.8%	$25,948	25,709	239	0.9%
Gain on loans sold and held for sale	1,393	1,314	79	6.0	3,812	4,439	(627)	(14.1)
Net (loss) gain on investment securities	(1)	108	(109)	(100.9)	1,278	37	1,241	3,354.1
Net gain on sale of other real estate	148	795	(647)	(81.4)	1,282	4,819	(3,537)	(73.4)
(Decrease) increase in fair value of servicing rights	(501)	283	(784)	(277.0)	(1,634)	907	(2,541)	(280.2)
Loan servicing fees	1,627	1,740	(113)	(6.5)	5,002	5,233	(231)	(4.4)
Other	2,460	2,501	(41)	(1.6)	7,275	8,723	(1,448)	(16.6)
Total noninterest income	$14,074	15,529	(1,455)	(9.4)	$42,963	49,867	(6,904)	(13.8)
The decrease in gains on residential mortgage loans sold and held for sale for the nine months ended September 30, 2014, as compared to the comparable period in 2013, was primarily attributable to a decline in loan production volumes in our mortgage banking division during the periods as new interest rate lock commitments decreased to $205.1 million for the nine months ended September 30, 2014, from $268.2 million for the comparable period in 2013. The decline in loan production volume was primarily associated with a decrease in refinancing activity in our mortgage banking division during the periods. New interest rate lock commitments increased to $73.3 million for the three months ended September 30, 2014, from $67.7 million for the comparable period in 2013, resulting in an increase in gains on residential mortgage loans sold and held for sale for the three months ended September 30, 2014, as compared to the comparable period in 2013.
Net gains on investment securities for the nine months ended September 30, 2014 reflect the sale of certain investment securities during the first quarter of 2014 to fund loan growth and other corporate transactions. Net gains on investment securities for the nine months ended September 30, 2013 reflect net gains on the sale of certain investment securities in anticipation of corporate transactions, partially offset by other-than-temporary impairment of $407,000 during the first quarter of 2013 on a single municipal investment security classified as held-to-maturity.
The decrease in net gains on sales of other real estate reflects sales of other real estate properties with an aggregate carrying value of $13.2 million at a net gain of $1.3 million during the nine months ended September 30, 2014, as compared to sales of other real estate properties with an aggregate carrying value of $20.8 million at a net gain of $4.8 million during the nine months ended September 30, 2013, including a gain of $2.7 million on the sale of a single property in the second quarter of 2013.
The decrease in the fair value of mortgage and SBA servicing rights primarily reflects changes in mortgage interest rates and the related changes in estimated prepayment speeds during the periods, as well as changes in cash flow assumptions underlying SBA loans serviced for others.

The decrease in other income for the nine months ended September 30, 2014, as compared to the comparable period in 2013, was primarily attributable to income of $1.2 million recognized on the call of an SBA loan securitization in the first quarter of 2013.
Noninterest Expense. Noninterest expense increased $1.4 million to $46.7 million for the three months ended September 30, 2014, from $45.3 million for the comparable period in 2013, and decreased $460,000 to $133.0 million for the nine months ended September 30, 2014, from $133.5 million for the comparable period in 2013. The decrease in our noninterest expense for the first nine months of 2014, as compared to the comparable period in 2013, was primarily attributable to decreased FDIC insurance expense and a lower level of expenses associated with our nonperforming assets and potential problem loans, partially offset by an increase in salaries and employee benefits expenses and information technology fees. The following table summarizes noninterest expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
(dollars in thousands)	2014	2013	Amount	%	2014	2013	Amount	%
Noninterest expense:
Salaries and employee benefits	$20,922	19,777	1,145	5.8%	$61,187	58,973	2,214	3.8%
Occupancy, net of rental income, and furniture and equipment	8,483	8,065	418	5.2	24,749	24,955	(206)	(0.8)
Postage, printing and supplies	558	533	25	4.7	1,751	1,872	(121)	(6.5)
Information technology fees	5,775	5,365	410	7.6	17,259	15,920	1,339	8.4
Legal, examination and professional fees	1,528	1,610	(82)	(5.1)	4,266	4,770	(504)	(10.6)
Advertising and business development	803	663	140	21.1	2,075	1,679	396	23.6
FDIC insurance	1,254	1,852	(598)	(32.3)	3,759	5,572	(1,813)	(32.5)
Write-downs and expenses on other real estate	2,068	1,966	102	5.2	3,406	4,736	(1,330)	(28.1)
Other	5,308	5,474	(166)	(3.0)	14,583	15,018	(435)	(2.9)
Total noninterest expense	$46,699	45,305	1,394	3.1	$133,035	133,495	(460)	(0.3)
The increase in salaries and employee benefits expense reflects normal compensation increases, increases in staffing levels in certain key revenue-generating functions and an increase in incentive compensation. We had 1,163 and 1,147 full-time equivalent employees at September 30, 2014 and December 31, 2013, respectively, compared to 1,134 at September 30, 2013, excluding discontinued operations.
The increase in information technology fees was associated with a planned investment in the expansion of certain of our information technology programs resulting in an increase in the fees paid to First Services, L.P, a limited partnership indirectly owned by our Chairman and members of his immediate family, as more fully described in Note 14 to our consolidated financial statements.
The decrease in legal, examination and professional fees reflects a decline in legal expenses associated with loan collection activities, divestiture activities and litigation matters for the three and nine months ended September 30, 2014, in comparison to the level of such expenses for the three and nine months ended September 30, 2013.
The decrease in FDIC insurance expense is primarily reflective of a reduction in our assessment rate, effective October 2013.
The decrease in write-downs and expenses on other real estate for the nine months ended September 30, 2014, as compared to the comparable period in 2013, reflects a reduction in the overall number and balance of our other real estate, which decreased to $55.7 million at September 30, 2014, from $59.2 million, $66.7 million and $74.8 million at June 30, 2014, December 31, 2013 and September 30, 2013, respectively. Other real estate expenses, exclusive of write-downs, such as taxes, insurance, and repairs and maintenance, decreased $94,000 and $914,000 to $451,000 and $1.6 million for the three and nine months ended September 30, 2014, respectively, from $545,000 and $2.5 million for the comparable periods in 2013. Write-downs related to the re-valuation of certain other real estate properties decreased $416,000 to $1.8 million for the nine months ended September 30, 2014, from $2.2 million for the comparable period in 2013, and increased $196,000 to $1.6 million for the three months ended September 30, 2014, from $1.4 million for the comparable period in 2013.
Provision for Income Taxes. We recorded a provision for income taxes of $3.2 million and $9.0 million for the three and nine months ended September 30, 2014, respectively, as compared to a benefit for income taxes of $65,000 and $45,000 for the three and nine months ended September 30, 2013. During the fourth quarter of 2013, we reversed substantially all of the valuation allowance against our net deferred tax assets, previously established in 2008. As such, interim periods beginning January 1, 2014 reflect the initial periods in which a provision for income taxes is recorded in the statements of income without a related deferred tax asset valuation allowance.

FINANCIAL CONDITION
Total assets decreased $32.2 million to $5.89 billion at September 30, 2014, from $5.92 billion at December 31, 2013. The decrease in our total assets was primarily attributable to a decrease in our investment securities portfolio, partially offset by an increase in our loan portfolio and cash and cash equivalents, as further described below.
Cash and cash equivalents, which are comprised of cash and short-term investments, increased $73.0 million to $263.5 million at September 30, 2014, from $190.4 million at December 31, 2013. A significant portion of funds in our short-term investments are maintained in our correspondent bank account with the FRB, as further discussed under “—Liquidity Management.” The increase in our cash and cash equivalents was primarily attributable to the following:

•	A net decrease in our investment securities portfolio of $212.0 million, excluding amortization and the fair value adjustment on available-for-sale investment securities;

•	An increase in deposits of $13.0 million;

•	Sales of other real estate resulting in the receipt of cash proceeds from these sales of $14.5 million;

•	Recoveries of loans previously charged off of $10.6 million; and

•	Cash generated by operating earnings; partially offset by

•	An increase in loans of $139.6 million, exclusive of loan charge-offs and transfers of loans to other real estate, as further discussed below;

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
Investment securities decreased $222.5 million to $2.13 billion at September 30, 2014, from $2.35 billion at December 31, 2013. We sold certain investment securities during the first quarter of 2014 to fund loan growth and other corporate transactions, including the payment of all of the cumulative deferred interest on our junior subordinated debentures relating to the Company's trust preferred securities in March 2014.
Loans, net of net deferred loan fees, or total loans, increased $122.5 million to $2.98 billion at September 30, 2014, from $2.86 billion at December 31, 2013. The increase primarily reflects new loan production as a result of successful efforts to expand existing loan relationships and develop new loan relationships, specifically in our commercial, financial and agricultural portfolio, which increased $45.2 million, and our real estate mortgage portfolio, which increased $122.3 million. These increases were partially offset by a reduction in our real estate construction and development portfolio of $46.1 million, primarily attributable to the payoff of an aggregate of $54.1 million of potential problem construction loans in a single credit relationship in the third quarter of 2014.
Other real estate decreased $11.0 million to $55.7 million at September 30, 2014, from $66.7 million at December 31, 2013. The decrease primarily reflects sales of other real estate properties of $13.2 million and write-downs of $1.8 primarily attributable to declining real estate values on certain properties, partially offset by additions to other real estate of $5.2 million.
Deposits increased $13.0 million to $4.83 billion at September 30, 2014, from $4.81 billion at December 31, 2013. The increase reflects growth in demand and savings and money market deposits of $73.2 million and $39.3 million, respectively, partially offset by a decrease in certificates of deposit of $99.5 million.
Daily securities sold under agreements to repurchase (in connection with cash management activities of our commercial deposit clients) decreased to $42.7 million at September 30, 2014, from $43.1 million at December 31, 2013, reflecting changes in client balances associated with this product segment.
Accrued expenses and other liabilities decreased $80.9 million to $110.2 million at September 30, 2014, from $191.1 million at December 31, 2013. The decrease was primarily attributable to a decrease of $62.5 million in accrued interest payable on our junior subordinated debentures primarily associated with the payment of all of the cumulative deferred interest on our junior subordinated debentures relating to the Company's trust preferred securities in March 2014, as further described in Note 7 to our consolidated financial statements. The decrease was also attributable to the final settlement amount of $15.5 million paid to Union Bank in January 2014 in conjunction with the sale of our ABS line of business in November 2013.

Loans and Allowance for Loan Losses
Loan Portfolio Composition. Total loans represented 50.6% of our assets as of September 30, 2014, compared to 48.3% of our assets at December 31, 2013. Total loans increased $122.5 million to $2.98 billion at September 30, 2014 from $2.86 billion at December 31, 2013. The following table summarizes the composition of our loan portfolio by category at September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30, 2014	December 31, 2013
Commercial, financial and agricultural	$645,862	600,704
Real estate construction and development	75,609	121,662
Real estate mortgage:
One-to-four-family residential	997,581	921,488
Multi-family residential	126,310	121,304
Commercial real estate	1,089,430	1,048,234
Consumer and installment	16,840	18,681
Loans held for sale	28,866	25,548
Net deferred loan fees	(921)	(526)
Total loans	$2,979,577	2,857,095
The following table summarizes the composition of our loan portfolio by geographic region and/or business segment at September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30, 2014	December 31, 2013
Southern California	$952,442	968,241
Missouri	653,091	565,043
Mortgage Banking Division	576,183	513,225
Northern California	382,120	361,895
Northern and Southern Illinois	230,555	224,664
Chicago	78,291	91,048
Florida	50,837	58,525
Texas	13,614	23,705
Other	42,444	50,749
Total loans	$2,979,577	2,857,095
The net increase in our loan portfolio during the first nine months of 2014 primarily reflects the following:

•	An increase of $45.2 million, or 7.5%, in our commercial, financial and agricultural portfolio, primarily attributable to an increase in new loan production within this portfolio segment;

•
A decrease of $46.1 million, or 37.9%, in our real estate construction and development portfolio, primarily as a result of the payoff of an aggregate of $54.1 million of potential problem loans in a single credit relationship in our Southern California region during the third quarter of 2014;

•
An increase of $76.1 million, or 8.3%, in our one-to-four-family residential real estate loan portfolio, primarily attributable to the purchase of $52.7 million of performing one-to-four-family residential real estate loans from another financial institution in August 2014 and new loan production within our home equity portfolio. The following table summarizes the composition of our one-to-four-family residential real estate loan portfolio as of September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30, 2014	December 31, 2013
One-to-four-family residential real estate:
Residential mortgage	$621,297	572,164
Home equity	376,284	349,324
Total	$997,581	921,488

•
An increase of $5.0 million, or 4.1%, in our multi-family residential real estate loan portfolio, attributable to new loan production exceeding principal payments, payoffs on existing loans and loan charge-offs of $3.2 million; and

•
An increase of $41.2 million, or 3.9%, in our commercial real estate portfolio, primarily attributable to new loan production within this portfolio segment. The following table summarizes the composition of our commercial real estate portfolio by loan type as of September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30, 2014	December 31, 2013
Commercial real estate:
Owner occupied	$600,691	568,035
Non-owner occupied	465,330	461,573
Farmland	23,409	18,626
Total	$1,089,430	1,048,234
Nonperforming Assets. Nonperforming assets consist of nonaccrual loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30, 2014	December 31, 2013
Nonperforming Assets:
Nonaccrual loans:
Commercial, financial and agricultural	$11,508	10,523
Real estate construction and development	4,191	4,914
One-to-four-family residential real estate:
Residential mortgage	15,326	20,063
Home equity	6,979	7,361
Multi-family residential	726	1,793
Commercial real estate	9,127	8,283
Consumer and installment	4	19
Total nonaccrual loans	47,861	52,956
Other real estate	55,709	66,702
Total nonperforming assets	$103,570	119,658

Total loans	$2,979,577	2,857,095

Performing troubled debt restructurings	$107,669	110,627

Loans past due 90 days or more and still accruing	$795	424

Ratio of:
Allowance for loan losses to loans	2.51%	2.84%
Nonaccrual loans to loans	1.61	1.85
Allowance for loan losses to nonaccrual loans	156.06	153.02
Nonperforming assets to loans and other real estate	3.41	4.09
Our nonperforming assets decreased $16.1 million, or 13.4%, to $103.6 million at September 30, 2014, from $119.7 million at December 31, 2013, reflecting a decrease in both nonaccrual loans and other real estate.
The decrease in our nonaccrual loans of $5.1 million, or 9.6%, during the first nine months of 2014 reflects the resolution of certain nonaccrual loans, including a $4.7 million decrease in nonaccrual loans in our residential mortgage loan portfolio. As of September 30, 2014 and December 31, 2013, loans identified by management as troubled debt restructurings, or TDRs, aggregating $8.1 million and $10.6 million, respectively, were on nonaccrual status and were classified as nonperforming loans. The decrease in other real estate of $11.0 million, or 16.5%, during the first nine months of 2014 was primarily driven by sales of other real estate properties of $13.2 million and write-downs of $1.8 primarily attributable to declining real estate values on certain properties, partially offset by additions to other real estate of $5.2 million.
Performing Troubled Debt Restructurings. The following table presents the categories of performing TDRs as of September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30, 2014	December 31, 2013
Commercial, financial and agricultural	$287	—
Real estate construction and development	364	—
Real estate mortgage:
One-to-four-family residential	77,724	78,153
Multi-family residential	24,867	27,955
Commercial real estate	4,427	4,519
Total performing troubled debt restructurings	$107,669	110,627
Our multi-family residential performing TDRs of $24.9 million at September 30, 2014 consist of a single loan relationship in our Chicago region that was restructured during the fourth quarter of 2012. We are closely monitoring this loan relationship, and while facts and circumstances are subject to change in the future, the borrower continued to service this obligation in accordance with the existing terms and conditions of the restructured credit agreement as of September 30, 2014.

Potential Problem Loans. As of September 30, 2014 and December 31, 2013, loans aggregating $26.6 million and $109.5 million, respectively, which were not classified as nonperforming assets or performing TDRs, were identified by management as having potential credit problems, or potential problem loans. These loans are generally defined as commercial loans having an internally assigned grade of substandard and consumer loans which are greater than 30 days past due. The following table presents the categories of our potential problem loans as of September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30, 2014	December 31, 2013
Commercial, financial and agricultural	$15,226	14,727
Real estate construction and development	178	73,390
Real estate mortgage:
One-to-four-family residential	5,910	8,707
Multi-family residential	610	555
Commercial real estate	4,591	11,999
Consumer and installment	134	126
Total potential problem loans	$26,649	109,504
Potential problem loans decreased $82.9 million, or 75.7%, during the first nine months of 2014. The significant decrease in our potential problem loans was primarily attributable to the payoff of an aggregate of $54.1 million of potential problem loans in a single credit relationship in our Southern California region during the third quarter of 2014. In addition, primarily as a result of this transaction, the single $19.0 million remaining loan related to this credit relationship was upgraded to a pass classification during the third quarter of 2014.
Our credit risk management policies and procedures, as further described under “—Allowance for Loan Losses,” focus on identifying potential problem loans. Potential problem loans may be identified by the assigned lender, the credit administration department or the internal credit review department. Specifically, the originating loan officers have primary responsibility for monitoring and overseeing their respective credit relationships, including, but not limited to: (a) periodic reviews of financial statements; (b) periodic site visits to inspect and evaluate loan collateral; (c) ongoing communication with primary borrower representatives; and (d) appropriately monitoring and adjusting the risk rating of the respective credit relationships should ongoing conditions or circumstances associated with the relationship warrant such adjustments. In addition, in the current economic environment, our credit administration department and our internal credit review department are reviewing a number of loans with varying credit exposure in which we, or other financial institutions, have experienced significant loan charge-offs, such as real estate construction and development and one-to-four-family residential real estate loans, and on loan portfolio segments that appear to be most likely to generate additional loan charge-offs in the future. We include adversely rated credits, including potential problem loans, on our monthly loan watch list. Loans on our watch list require regular detailed loan status reports prepared by the responsible officer which are discussed in formal meetings with internal credit review and credit administration staff members that are generally conducted on a quarterly basis. The primary purpose of these meetings is to closely monitor these loan relationships and further develop, modify and oversee appropriate action plans with respect to the ultimate and timely resolution of the individual loan relationships.
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
Allowance for Loan Losses. Our allowance for loan losses decreased to $74.7 million at September 30, 2014, from $81.0 million at December 31, 2013. The decrease in our allowance for loan losses during the first nine months of 2014 was attributable to a negative provision for loan losses of $5.0 million and net loan charge-offs of $1.3 million. We primarily attribute the negative provision for loan losses of $5.0 million for the three and nine months ended September 30, 2014 to the payoff of an aggregate of $54.1 million of potential problem real estate construction and development loans in a single credit relationship in our Southern California region and an upgrade of a related credit from potential problem to pass classification, in addition to net loan recoveries of $1.7 million during the third quarter of 2014.
Our allowance for loan losses as a percentage of total loans was 2.51% and 2.84% at September 30, 2014 and December 31, 2013, respectively. The decrease in the allowance for loan losses as a percentage of total loans during the first nine months of 2014 was primarily attributable to the decrease in our potential problem loans and nonaccrual loans, which generally require a higher allowance for loan losses relative to the amount of the loans than the remainder of the loan portfolio, in addition to a decrease in our historical net loan charge-off experience as a result of declining charge-off levels during the first nine months of 2014 and the year ended December 31, 2013, as compared to previous periods.
Our allowance for loan losses as a percentage of nonaccrual loans was 156.06% and 153.02% at September 30, 2014 and December 31, 2013, respectively. The increase in the allowance for loan losses as a percentage of nonaccrual loans during the first nine months of 2014 was primarily attributable to the decrease in nonaccrual loans, a portion of which did not carry a specific allowance for loan losses as these loans had been charged down to the estimated fair value of the related collateral less estimated costs to sell.
The following table summarizes the changes in the allowance for loan losses for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013
Allowance for loan losses, beginning of period	$78,018	85,633	81,033	91,602
Loans charged-off:
Commercial, financial and agricultural	(399)	(2,241)	(3,015)	(3,927)
Real estate construction and development	(2)	—	(67)	(448)
Real estate mortgage:
One-to-four-family residential:
Residential mortgage	(1,152)	(1,825)	(4,308)	(8,564)
Home equity	(164)	(431)	(635)	(2,419)
Multi-family residential	(71)	—	(3,155)	(162)
Commercial real estate	(436)	(2,488)	(645)	(5,121)
Consumer and installment	(10)	(55)	(96)	(153)
Total	(2,234)	(7,040)	(11,921)	(20,794)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	1,763	1,773	3,778	3,863
Real estate construction and development	114	2,557	1,470	4,273
Real estate mortgage:
One-to-four-family residential:
Residential mortgage	805	778	2,742	3,036
Home equity	133	101	465	362
Multi-family residential	114	—	123	141
Commercial real estate	946	443	1,918	1,683
Consumer and installment	35	32	86	111
Total	3,910	5,684	10,582	13,469
Net loan recoveries (charge-offs)	1,676	(1,356)	(1,339)	(7,325)
(Benefit) provision for loan losses	(5,000)	—	(5,000)	—
Allowance for loan losses, end of period	$74,694	84,277	74,694	84,277
We recorded net loan recoveries of $1.7 million for the three months ended September 30, 2014 and net loan charge-offs of $1.3 million for the nine months ended September 30, 2014, compared to net loan charge-offs of $1.4 million and $7.3 million for the three and nine months ended September 30, 2013, respectively. Our annualized net loan (recoveries) charge-offs as a percentage of average loans were (0.23)% and 0.06% for the three and nine months ended September 30, 2014, respectively, compared to 0.19% and 0.35% for the comparable periods in 2013.
Each month, the credit administration department provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio by risk rating. These are coupled with analyses of changes in the risk profile of the portfolio, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the level of risk in our loan portfolio. Factors are applied to the loan portfolio for each category of loan risk to determine acceptable levels of allowance for loan losses. Furthermore, management continuously monitors and analyzes concentrations in our real estate portfolio. These procedures include enhanced reporting to track land, lot, construction and finished inventory levels within our real estate construction and development portfolio. In addition, a quarterly evaluation of each lending unit is performed based on certain factors, such as lending personnel experience, recent credit reviews, loan concentrations and other factors. Based on this evaluation, changes to the allowance for loan losses may be required due to the perceived risk of particular portfolios. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for loan losses. In its analysis, management considers the changes in the portfolio, including growth, composition, the ratio of net loans to total assets, and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, adjustments are made to the allowance for loan losses. Such adjustments are reflected in our consolidated statements of income.
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

The following table is a summary of the ratio of the allocated allowance for loan losses to loans by category as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Commercial, financial and agricultural	2.15%	2.23%
Real estate construction and development	3.61	6.09
Real estate mortgage:
One-to-four-family residential	2.92	3.54
Multi-family residential	6.14	4.33
Commercial real estate	1.92	2.10
Consumer and installment	2.06	1.68
Total	2.51	2.84
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

The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our President and Chief Executive Officer, Chief Financial Officer, Controller, Chief Investment Officer, Chief Credit Officer, Chief Banking Officer, Director of Risk Management and Audit, Director of Retail Banking, and certain other senior officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions that are either specifically directed by the ALCO or established by policy guidelines.
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
We are “asset-sensitive,” indicating that our assets would generally re-price with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 5.1% of net interest income, based on assets and liabilities at September 30, 2014. At September 30, 2014, we remain in an asset-sensitive position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with historically low interest rate levels, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.
We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of September 30, 2014, adjusted to account for anticipated prepayments:

(dollars in thousands)	Three Months or Less	Over Three through Six Months	Over Six through Twelve Months	Over One through Five Years	Over Five Years	Total
Interest-earning assets:
Loans (1)	$1,379,428	167,542	287,357	947,158	198,092	2,979,577
Investment securities	100,109	84,141	171,069	1,235,134	538,930	2,129,383
FRB and FHLB stock	30,623	—	—	—	—	30,623
Short-term investments	171,589	—	—	—	—	171,589
Total interest-earning assets	$1,681,749	251,683	458,426	2,182,292	737,022	5,311,172
Interest-bearing liabilities:
Interest-bearing demand deposits	$256,658	159,544	104,050	76,304	97,114	693,670
Money market deposits	1,593,083	—	—	—	—	1,593,083
Savings deposits	49,455	40,727	34,909	49,455	116,364	290,910
Time deposits	263,719	204,349	249,928	228,629	20	946,645
Securities sold under agreements to repurchase	42,682	—	—	—	—	42,682
Subordinated debentures	282,481	—	—	—	71,786	354,267
Total interest-bearing liabilities	$2,488,078	404,620	388,887	354,388	285,284	3,921,257
Interest-sensitivity gap:
Periodic	$(806,329)	(152,937)	69,539	1,827,904	451,738	1,389,915
Cumulative	(806,329)	(959,266)	(889,727)	938,177	1,389,915
Ratio of interest-sensitive assets to interest-sensitive liabilities:
Periodic	0.68	0.62	1.18	6.16	2.58	1.35
Cumulative	0.68	0.67	0.73	1.26	1.35
____________________

(1)	Loans are presented net of net deferred loan fees.
Management made certain assumptions in preparing the foregoing table. These assumptions included:

•	Loans will repay at projected repayment rates;

•	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

•	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and

•	Fixed maturity deposits will not be withdrawn prior to maturity.

A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.
We were in an overall asset-sensitive position of $1.39 billion, or 23.6% of our total assets at September 30, 2014. We were in an overall liability-sensitive position on a cumulative basis through the twelve-month time horizon of $889.7 million, or 15.1% of our total assets at September 30, 2014.
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
In the past, we have utilized derivative instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. We may also sell interest rate swap agreement contracts to certain clients who wish to modify their interest rate sensitivity. There were no interest rate swap agreement contracts outstanding at September 30, 2014 and December 31, 2013. Our derivative instruments are more fully described in Note 6 to our consolidated financial statements.
LIQUIDITY MANAGEMENT
First Bank. Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. First Bank receives funds for liquidity from client deposits, loan payments, maturities of loans and investments, sales of investments and earnings before provision for loan losses. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more (including certificates issued through the Certificate of Deposit Account Registry Service, or CDARS program), selling securities under agreements to repurchase, and utilizing borrowings from the FHLB, the FRB and other borrowings.
As a financial intermediary, we are subject to liquidity risk. We closely monitor our liquidity position through our Liquidity Management Committee and we continue to implement actions deemed necessary to maintain an appropriate level of liquidity in light of ongoing market conditions, changes in loan funding needs, operating and debt service requirements, current deposit trends and events that may occur in conjunction with our Capital Plan. We analyze and manage short-term and long-term liquidity through an ongoing review of internal funding sources, projected cash flows from loans, securities and client deposits, internal and competitor deposit pricing structures and maturity profiles of current borrowing sources. We utilize planning, management reporting and adverse stress scenarios to monitor sources and uses of funds on a daily basis to assess cash levels to ensure adequate funds are available to meet normal business operating requirements and to supplement liquidity needs to meet unusual demands for funds that may result from an unexpected change in client deposit levels or potential planned or unexpected liquidity events that may arise from time to time.
Our cash and cash equivalents were $263.5 million and $190.4 million at September 30, 2014 and December 31, 2013, respectively. A significant portion of these funds were maintained in our correspondent bank account with the FRB. The increase in our cash and cash equivalents of $73.0 million is further discussed under “— Financial Condition.”
Our unpledged investment securities decreased $239.5 million to $1.78 billion at September 30, 2014, from $2.02 billion at December 31, 2013, and are mostly comprised of highly liquid and readily marketable available-for-sale investment securities. The combined level of cash and cash equivalents and unpledged investment securities provided us with total available liquidity of $2.04 billion and $2.21 billion at September 30, 2014 and December 31, 2013, respectively. Our available liquidity of $2.04 billion represents 34.7% of total assets at September 30, 2014, in comparison to $2.21 billion, or 37.3% of total assets, at December 31, 2013. Our loan-to-deposit ratio increased to 61.7% at September 30, 2014 from 59.4% at December 31, 2013.
During the first nine months of 2014, we reduced our aggregate funds acquired from other sources of funds by $37.2 million to $395.0 million at September 30, 2014, from $432.2 million at December 31, 2013. These other sources of funds include certificates of deposit of $100,000 or more and other borrowings, which are comprised of daily securities sold under agreements to repurchase. The decrease was attributable to a reduction in certificates of deposit of $100,000 or more of $36.7 million and in our daily repurchase agreements of $461,000. The following table presents the maturity structure of these other sources of funds at September 30, 2014:

(dollars in thousands)	Certificates of Deposit of $100,000 or More	Other Borrowings	Total
Three months or less	$97,186	42,682	139,868
Over three months through six months	74,538	—	74,538
Over six months through twelve months	95,573	—	95,573
Over twelve months	85,026	—	85,026
Total	$352,323	42,682	395,005

In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. First Bank's borrowing capacity through its relationship with the FRB was approximately $271.3 million and $283.9 million at September 30, 2014 and December 31, 2013, respectively. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency liquidity purposes. First Bank did not have any FRB borrowings outstanding at September 30, 2014 or December 31, 2013.
First Bank also has a borrowing relationship with the FHLB. First Bank's borrowing capacity through its relationship with the FHLB was approximately $388.2 million and $379.1 million at September 30, 2014 and December 31, 2013, respectively. The borrowing relationship is secured by one-to-four-family residential, multi-family residential and commercial real estate loans. First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. First Bank did not have any FHLB advances outstanding at September 30, 2014 or December 31, 2013.
As a means of further contingency funding, First Bank may use broker dealers to acquire deposits to fund both short-term and long-term funding needs, including brokered money market accounts, and has available funding, subject to certain limits, through the CDARS program. First Bank had $4.9 million of time deposits through the CDARS program and $5.2 million of brokered money market accounts at September 30, 2014. Exclusive of the CDARS program and brokered money market accounts, First Bank does not generally utilize broker dealers to acquire deposits.
We believe First Bank has sufficient liquidity to meet its current and future near-term liquidity needs; however, no assurance can be made that First Bank's liquidity position will not be materially, adversely affected in the future.
First Banks, Inc. First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company's liquidity position is affected by dividends received from its subsidiaries and the amount of cash and other liquid assets on hand, payment of interest on trust preferred securities and other debt instruments issued by the Company, dividends paid on common and preferred stock (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, and proceeds the Company raises through the issuance of debt and/or equity instruments, if any. The Company's unrestricted cash totaled $16.2 million at September 30, 2014, as compared to $1.9 million at December 31, 2013.
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
During the period of deferral of interest on our regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our $345.0 million of trust preferred securities, we were not allowed to, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to our junior subordinated debentures. Accordingly, we also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September, 2009. We have deferred and accrued $68.4 million of regularly scheduled dividend payments on our Class C Preferred Stock and Class D Preferred Stock, and have accrued an additional $9.4 million of cumulative dividends on such deferred dividend payments at September 30, 2014. As such, the aggregate amount of these deferred and accrued dividend payments was $77.8 million at September 30, 2014. If we had continued to declare and accrue dividends on our Class C Preferred Stock and Class D Preferred Stock during the fourth quarter of 2013 and the nine months ended September 30, 2014, we would have accrued an additional $4.1 million and $23.8 million, respectively, of dividend payments, and our aggregate deferred and accrued dividend payments would have been $105.7 million at September 30, 2014, as further described in Note 8 to our consolidated financial statements.
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

•
First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so. As discussed above, First Bank has no outstanding borrowings at September 30, 2014, with the exception of $42.7 million of daily repurchase agreements utilized by clients as an alternative deposit product, and has substantial borrowing capacity through its relationships with the FHLB and the FRB, as previously discussed; or

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
Other Commitments and Contractual Obligations. We have entered into long-term leasing arrangements and other commitments and contractual obligations in conjunction with our ongoing operating activities. The required payments under such leasing arrangements, other commitments and contractual obligations at September 30, 2014 were as follows:

(dollars in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total (1)
Operating leases	$8,060	12,625	5,995	9,950	36,630
Certificates of deposit (2)	717,299	189,966	39,360	20	946,645
Securities sold under agreements to repurchase	42,682	—	—	—	42,682
Subordinated debentures (3)	—	—	—	354,267	354,267
Class C Preferred Stock and Class D Preferred Stock (3) (4)	—	—	—	312,743	312,743
Other contractual obligations	234	3	—	—	237
Total	$768,275	202,594	45,355	676,980	1,693,204
____________________

(1)
Amounts exclude ASC Topic 740 unrecognized tax liabilities of $871,000 and related accrued interest expense of $182,000 for which the timing of payment of such liabilities cannot be reasonably estimated as of September 30, 2014.

(2)	Amounts exclude the related accrued interest expense on certificates of deposit of $325,000 as of September 30, 2014.

(3)
Amounts exclude the accrued interest expense on junior subordinated debentures of $359,000 as of September 30, 2014, accrued dividends declared on preferred stock of $77.8 million and undeclared dividends of $27.9 million as of September 30, 2014.

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
In August 2014, the FASB issued ASU 2014-15 - Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The ASU describes how an entity's management should evaluate for each annual and interim reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and sets disclosure requirements about how this information should be communicated. This ASU is effective for the annual period after December 15, 2016, and for interim and annual periods thereafter. Early adoption is not permitted. We are currently evaluating the requirements of this ASU to determine the impact on the disclosures to be presented in our consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are included under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management,” appearing on pages 46 through 48 of this report.

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
The Company’s ability to pay dividends on its capital stock may be limited under the terms of the Company’s debt. As of September 30, 2014, the Company had $345.0 million of junior subordinated debentures issued in connection with its outstanding trust preferred securities, as further described in Note 7 to the consolidated financial statements. Payments of principal and interest on the junior subordinated debentures (and the related payments on the trust preferred securities) are conditionally guaranteed by the Company. The rights of the holders of the Company’s junior subordinated debentures are senior in ranking to the rights of the holders of the Company’s common stock and preferred stock. As a result, the Company may only pay dividends on its common stock or preferred stock if the payments on its junior subordinated debentures (and the related trust preferred securities) are current and, in the event of its bankruptcy, dissolution or liquidation, the holders of the Company’s junior subordinated debentures must be satisfied before any distributions can be made to its stockholders.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 13, 2014

FIRST BANKS, INC.

By:	/s/	Terrance M. McCarthy
Terrance M. McCarthy
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Lisa K. Vansickle
Lisa K. Vansickle
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)