Form 10-K
period 2014-12-31
FIRST BANKS, INC
filed 2015-03-24
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
     At March 24, 2015, there were 23,661 shares of the registrant’s common stock outstanding. There is no public or private market for such common stock.

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

•	Credit risks and risks from concentrations (by geographic area and by industry) within our loan portfolio including certain large individual loans;

•	Weakness in the residential real estate market and the potential impact on the value of collateral securing residential real estate loans held or originated for sale;

•	Credit risks associated with our home equity loan portfolio upon commencement of the loan amortization period;

•	Possible changes in the creditworthiness of clients and the possible impairment of collectability of loans;

•	Our ability to maintain an appropriate level of liquidity to fund operations, service debt obligations and meet obligations and other commitments;

•
Implementation of the Basel III regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act includes significant changes to bank capital, leverage and liquidity requirements, as further discussed under “Item 1. Business —Supervision and Regulation – Capital Adequacy Requirements;”

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

•	Our ability to control the composition of our loan portfolio without adversely affecting interest income and credit default risk;

•	The geographic dispersion of our offices;

•	The highly regulated environment in which we operate; and

•	Our ability to respond to changes in technology or an interruption or breach in security of our information systems, including potential cyber attacks.
Actual events or our actual future results may differ materially from any forward-looking statement due to these and other risks, uncertainties and significant factors. For a discussion of these and other risk factors that may impact these forward-looking statements, please refer to further discussion under “Item 1A —Risk Factors.” We wish to caution readers of this Annual Report on Form 10-K that the foregoing list of important factors may not be all-inclusive and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We do not have a duty to and do not undertake any obligation to update these forward-looking statements. Readers of this Annual Report on Form 10-K should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on these statements.

PART I
Item 1. Business
General. First Banks, Inc., or we, or the Company, is a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. A list of First Bank’s subsidiaries at December 31, 2014 is included as Exhibit 21.1 and incorporated herein by reference. First Bank’s subsidiaries are wholly owned except FB Holdings, LLC, or FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc., or FCA, a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, as further described in Note 20 to our consolidated financial statements. At December 31, 2014, we had assets of $5.94 billion, loans, net of net deferred loan fees, or total loans, of $3.15 billion, deposits of $4.85 billion and stockholders’ equity of $512.4 million.
First Bank currently operates 129 branch offices in California, Florida, Illinois and Missouri, with 160 automated teller machines, or ATMs, across the four states. Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services. Commercial and personal deposit products include demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various client groups, including packaged accounts for more affluent clients, and sweep accounts, lock-box deposits and cash management products for commercial clients. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans and small business lending. Consumer lending includes residential real estate, home equity and installment lending. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, mobile banking, ATMs, telephone banking, safe deposit boxes, and trust and private banking services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income generated from our loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees and commissions generated by our mortgage banking and trust and private banking business units. Our extensive line of products and services are offered to clients primarily within our geographic areas, which presently include eastern Missouri, southern Illinois, southern and northern California, and Florida's Bradenton, Palmetto and Longboat Key communities. Primary responsibility for managing our banking units rests with the officers and directors of each unit, but we centralize many of our overall corporate policies, procedures and administrative functions and provide centralized operational support functions for our subsidiaries. This practice allows us to achieve various operating efficiencies while allowing our banking units to focus on client service.
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
We suspended the payment of cash dividends on our Class C Preferred Stock and Class D Preferred Stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August 2009. We declared and accrued dividends on our Class C Preferred Stock and Class D Preferred Stock quarterly throughout the deferral period until the fourth quarter of 2013, when we ceased declaring dividends on our Class C Preferred Stock and Class D Preferred Stock. The aggregate amount of these deferred and accrued dividend payments was $77.8 million at December 31, 2014. See Note 13 to our consolidated financial statements for further discussion regarding our Class C Preferred Stock and Class D Preferred Stock.
Recent Developments and Other Matters.
Dividend from First Bank and Payment of Deferred Interest on Junior Subordinated Debentures. On January 31, 2014, the Company received regulatory approval from the Federal Reserve Bank of St. Louis, or FRB, under the then-existing Written Agreement and subject to certain conditions, which granted First Bank the authority to pay a dividend to the Company, and the authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's $345.0 million of trust preferred securities. In February 2014, First Bank paid a dividend of $70.0 million to the Company.
On March 14, 2014, the Company paid interest on all of the junior subordinated debentures of $66.4 million to the respective trustees, which was subsequently distributed to the trust preferred securities holders on the respective interest payment dates in March and April, 2014. Since that time, the Company has continued to pay interest on its junior subordinated debentures to the respective trustees on the regularly scheduled quarterly payment dates. Such interest payments have been funded through additional dividends from First Bank. Pursuant to Missouri Revised Statutes, First Bank is required to obtain approval from the Missouri Division of Finance, or the MDOF, prior to paying any dividends to the Company. The MDOF has complete discretion to grant any such approval and therefore, it is not known whether the MDOF will approve any such future requests. See Note 12 to our consolidated financial statements for further discussion regarding our junior subordinated debentures relating to our trust preferred securities.
Capital Plan. We have been working since the beginning of 2008 to strengthen our capital ratios and improve our financial performance. Additionally, on August 10, 2009, we announced the adoption of our Capital Optimization Plan, or Capital Plan, designed to improve our capital ratios and financial performance through certain divestiture activities, asset reductions and expense reductions. We adopted our Capital Plan in order to, among other things, preserve our regulatory capital. A summary of the primary initiatives completed as of December 31, 2014 is shown in the table below.

(dollars in thousands)	Gain (Loss) on Sale	Decrease in Intangible Assets	Total
Sale of ABS line of business	$28,615	18,000	46,615
Sale of Northern Florida Region	408	700	1,108
Total 2013 Capital Initiatives	$29,023	18,700	47,723

Sale of Remaining Northern Illinois Region	$425	1,558	1,983
Sale of Edwardsville Branch	263	500	763
Total 2011 Capital Initiatives	$688	2,058	2,746

Partial Sale of Northern Illinois Region	$6,355	9,683	16,038
Sale of Texas Region	4,984	19,962	24,946
Sale of MVP	(156)	—	(156)
Sale of Chicago Region	8,414	26,273	34,687
Sale of Lawrenceville Branch	168	1,000	1,168
Total 2010 Capital Initiatives	$19,765	56,918	76,683

Sale of WIUS loans	$(13,077)	19,982	6,905
Sale of restaurant franchise loans	(1,149)	—	(1,149)
Sale of asset-based lending loans	(6,147)	—	(6,147)
Sale of Springfield Branch	309	1,000	1,309
Sale of ANB	120	13,013	13,133
Total 2009 Capital Initiatives	$(19,944)	33,995	14,051

Total Completed Capital Initiatives	$29,532	111,671	141,203
Strategy. Our strategy emphasizes profitable growth within our market areas, aggressive management of asset quality risks, and preservation and enhancement of regulatory capital. We have developed several plans around these actions, including the previously discussed Capital Plan, in addition to actions intended to improve overall profitability and asset quality, including the following:

•	Developing new loan growth strategies, primarily within our commercial and industrial, commercial real estate and residential mortgage segments;

•
Strengthening our branch network through the continual assessment and realignment of the branch network to ensure we are delivering our products and services through appropriate market locations that best correspond to the individual needs of the communities that we serve, and preserving and enhancing a cost-effective deposit generating function that allow us to maintain our core funding position;

•	Expanding our wealth management and treasury management teams and related noninterest income opportunities;

•	Increasing the volume of loans sold in the secondary market in our mortgage division through an expanded sales force and enhanced marketing initiatives;

•	Evaluating opportunities to reduce noninterest expenses through several efficiency measures, including branch sales and/or consolidations; and

•
Accelerating the reduction of nonaccrual loans and other real estate to reduce noninterest expenses associated with these assets, including legal fees, other real estate write-downs and other real estate expenses related to property preservation, taxes, insurance and other items;

We believe the successful completion of the various components of these action items would substantially improve our financial performance. If we are not able to successfully complete a substantial portion of the action items, our business, financial condition, including our regulatory capital ratios, and results of operations may be materially and adversely affected and our ability to withstand continued adverse economic uncertainty could be threatened.
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
Commercial, Financial and Agricultural. Our commercial, financial and agricultural loan portfolio was $695.3 million, or 22.3% of total loans held for portfolio, at December 31, 2014, compared to $600.7 million, or 21.2% of total loans held for portfolio, at December 31, 2013. During recent years, we have attempted to diversify our loan portfolio by increasing our commercial, financial and agricultural lending opportunities. The primary component of commercial, financial and agricultural loans is commercial loans, which are made based on the borrowers’ general credit strength and ability to generate cash flows for repayment from income sources. Most of these loans are made on a secured basis, generally involving the use of company equipment, inventory and/or accounts receivable, and, from time to time, real estate, as collateral. Regardless of collateral, primary emphasis is placed on the borrowers’ ability to generate cash flow sufficient to operate the business and provide coverage of debt servicing requirements. Commercial loans are frequently renewable annually, although some terms may be as long as five years. These loans typically require the borrower to satisfy certain operating covenants appropriate for the specific business, such as profitability, debt service coverage and current asset and leverage ratios, which are generally reported and monitored on a quarterly basis and subject to more detailed annual reviews. Commercial loans are made to clients primarily located in First Bank’s geographic trade areas of California, Missouri and Illinois that are engaged in manufacturing, retailing, wholesaling and service businesses. This portfolio is not concentrated in large specific industry segments that are characterized by sufficient homogeneity that would result in significant concentrations of credit exposure. Rather, it is a highly diversified portfolio that encompasses many industry segments. Within both our real estate and commercial lending portfolios, we strive for the highest degree of diversity that is practicable. We also emphasize the development of other service relationships, particularly deposit accounts, with our commercial borrowers.
Real Estate Construction and Development. Our real estate construction and land development loan portfolio was $89.9 million, or 2.9% of total loans held for portfolio, at December 31, 2014, compared to $121.7 million, or 4.3% of total loans held for portfolio, at December 31, 2013. Real estate construction and land development loans include commitments for construction of both residential and commercial properties. Commercial real estate projects often require commitments for permanent financing from other lenders upon completion of the project and, more typically, may include a short-term amortizing component of the initial financing. Commitments for construction of multi-tenant commercial and retail projects generally require lease commitments from a substantial primary tenant or tenants prior to commencement of construction. We typically engage in multi-phase, multi-tenant projects, as opposed to large vertical projects, that allow us to complete the financing for the projects in phases and limit the number of tenant building starts based upon successful lease and/or sale of the tenant units. We finance some projects for borrowers whose home office is located within our trade area but the particular project may be outside our normal trade area. Although we generally do not engage in developing commercial and residential construction lending business outside of our trade area, certain loans acquired in acquisitions from time to time and certain other loans have been related to projects outside of our trade area. Residential real estate construction and development loans are made based on the cost of land acquisition and development, as well as the construction of the residential units. Although we finance the cost of display units and units held for sale, in most instances a substantial portion of the loans for individual residential units have purchase commitments prior to funding. Residential condominium projects are funded as the building construction progresses, but funding of unit finishing is generally based on firm sales contracts.
Commercial Real Estate. Our commercial real estate loan portfolio was $1.18 billion, or 37.9% of total loans held for portfolio, at December 31, 2014, compared to $1.05 billion, or 37.0% of total loans held for portfolio, at December 31, 2013. Commercial real estate loans include loans for which the intended source of repayment is rental and other income from the real estate. This includes commercial real estate developed for lease to third parties as well as the owner’s occupancy. The underwriting of owner-occupied commercial real estate loans generally follows the procedures for commercial lending described above, except that the collateral is real estate, and the loan term may be longer. The primary emphasis in underwriting loans for which the source of repayment is the performance of the collateral is the projected cash flow from the real estate and its adequacy to cover the operating costs of the project and the debt service requirements. Secondary emphasis is placed on the appraised value of the real estate, with the requirement that the appraised liquidation value of the collateral must be adequate to repay the debt and related interest in the event the cash flow becomes insufficient to service the debt. Generally, underwriting terms require the loan principal not to exceed 80% of the appraised value of the collateral and the loan maturity not to exceed ten years. Commercial real estate loans are made for commercial office space, retail properties, industrial and warehouse facilities and recreational properties. We typically only finance commercial real estate or rental properties that have lease commitments for a majority of the rentable space.
Residential Real Estate Mortgage. Our one-to-four-family residential real estate mortgage loan portfolio was $1.02 billion, or 32.6% of total loans held for portfolio, at December 31, 2014, compared to $921.5 million, or 32.5% of total loans held for portfolio, at December 31, 2013. Residential real estate mortgage loans are primarily loans secured by single-family, owner-occupied properties. These loans include both adjustable rate and fixed rate mortgage loans. We typically originate residential real estate mortgage loans for sale in the secondary mortgage market in the form of a mortgage-backed security or to various private third-party investors, although from time-to-time, we may purchase and/or retain certain originated residential mortgage loans, including home equity loans, in our loan portfolio as directed by management’s business strategies. Our residential real estate mortgage loans are generated through our branch office network as well as our mortgage division and are underwritten in accordance with conforming terms that allow the loans to be sold into the secondary market. We do not offer Alt A and Sub-prime mortgage loan products. Servicing rights may either be retained or released with respect to conventional, FHA and VA conforming fixed-rate and conventional adjustable rate residential mortgage loans.
Market Areas. As of December 31, 2014, First Bank’s 129 banking facilities were located in California, Florida, Illinois and Missouri. First Bank presently operates in the St. Louis metropolitan area, in eastern Missouri and throughout southern Illinois.

First Bank also operates in southern California, including San Diego and the greater Los Angeles metropolitan area, including Ventura County, Riverside County and Orange County; in Santa Barbara County; in northern California, including the greater San Francisco and Sacramento metropolitan areas; and in Florida's Bradenton, Palmetto and Longboat Key communities.
The following table lists the geographic market areas in which First Bank operates, total deposits, deposits as a percentage of total deposits and the number of locations as of December 31, 2014:

Geographic Area	Total Deposits (in millions)	Deposits as a Percentage of Total Deposits	Number of Locations
Southern California	$1,632.7	33.7%	37
St. Louis, Missouri metropolitan area	1,192.6	24.6	34
Northern California	757.6	15.6	18
Southern Illinois	756.9	15.6	20
Missouri (excluding the St. Louis metropolitan area)	357.9	7.4	12
Florida	151.8	3.1	8
Total Deposits	$4,849.5	100.0%	129
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
Employees. We employed approximately 1,167 full-time equivalent employees at December 31, 2014. None of the employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.
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

While the Company intends to take such actions as may be necessary to comply with the requirements of the MOU, there can be no assurance that such efforts will not have adverse effects on the operations and financial condition of the Company or First Bank. If the Company fails to comply with the terms of the MOU, further enforcement action could be taken by the FRB which could have a materially adverse effect on the Company's business, financial condition or results of operations.
Former Regulatory Agreements. On May 19, 2014, the FRB terminated the written agreement dated March 24, 2010, by and among the Company, SFC, First Bank and the FRB, or Written Agreement. The Written Agreement previously required the Company and First Bank to take certain steps intended to improve their overall financial condition. Pursuant to the Written Agreement, the Company prepared and filed with the FRB a number of specific plans designed to strengthen and/or address the following matters: (i) board oversight over the management and operations of the Company and First Bank; (ii) credit risk management practices; (iii) lending and credit administration policies and procedures; (iv) asset improvement; (v) capital; (vi) earnings and overall financial condition; and (vii) liquidity and funds management.
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
Capital Adequacy Requirements. The Company and First Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve. The current risk-based capital standards applicable to the Company and First Bank, parts of which are currently in the process of being phased-in, are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision, or the Basel Committee. Prior to January 1, 2015, the risk-based capital standards applicable to the Company and First Bank, or the General Risk-Based Capital Rules, were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee.
General Risk-Based Capital Rules. The General Risk-Based Capital rules were intended to make regulatory capital requirements sensitive to differences in credit and market risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items were assigned to weighted risk categories. Capital was classified as Tier 1 (or core) capital or Tier 2 (or supplementary) capital depending on its characteristics. Under the General Risk-Based Capital Rules, Tier 1 capital included common equity, retained earnings, qualifying noncumulative perpetual preferred stock (including related surplus), non-controlling interests in equity accounts of consolidated subsidiaries, and a limited amount of certain restricted core capital elements (including subordinated debt and related trust preferred securities), less goodwill, most intangible assets and certain other assets, and Tier 2 capital included qualifying subordinated debt, qualifying mandatorily convertible debt securities, perpetual preferred stock not included in the definition of Tier 1 capital, a limited amount of certain restricted core capital elements not eligible for inclusion in Tier 1 capital (including subordinated debt and related trust preferred securities), and a limited amount of the allowance for loan losses.
Under the General Risk-Based Capital Rules, the Company and First Bank were each required to maintain Tier 1 capital and Total capital (that is, the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of total risk-weighted assets (including certain off-balance sheet items, such as unfunded loan commitments greater than one year and standby letters of credit).
In addition to the General Risk-Based Capital Rules, we are subject to minimum requirements with respect to the ratio of our Tier I capital to our average assets less goodwill and certain other intangible assets, or the Leverage Ratio. Applicable requirements provide for a minimum Leverage Ratio of 3% for bank holding companies that have the highest supervisory rating, while all other bank holding companies must maintain a minimum Leverage Ratio of at least 4% to 5%.
First Bank was categorized as well capitalized at December 31, 2014 and 2013 under the prompt corrective action provisions of the General Risk-Based Capital Rules. The Company was categorized as adequately capitalized under the regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2014 and 2013, as further described in Note 14 to our consolidated financial statements.
Basel III and the Final Capital Rules. In July 2013, the federal bank regulators approved final rules, or the Final Capital Rules, implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Final Capital Rules also substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and First Bank, as compared to the General Risk-Based Capital Rules. The Final Capital Rules revise the components of capital and address other issues affecting the numerator in regulatory capital ratios. The Final Capital Rules also address asset risk weights and other issues affecting the denominator in regulatory capital ratios and replace the existing general risk-weighting approach based on Basel I with a more risk-sensitive approach. The Final Capital Rules became effective for the Company and First Bank on January 1, 2015 (subject to a phase-in period for certain provisions). The Final Capital Rules:

•	Include a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets and raise the minimum Tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets;

•
Require institutions to maintain a capital conservation buffer composed of common equity Tier 1 capital of 2.5% above the minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments (unless a waiver is granted by the Federal Reserve) and certain discretionary bonus payments to executive officers (unless a waiver is granted by the Federal Reserve). In addition, institutions that do not maintain the required capital conservation buffer may also be limited in their ability to make payments on trust preferred securities. The capital conservation buffer is measured relative to risk-weighted assets and will be phased in over a four-year period beginning on January 1, 2016 with an initial requirement of 0.625%, that subsequently increases to 1.25%, 1.875% and 2.5% on January 1, 2017, 2018 and 2019, respectively;

•
Implement new constraints on the inclusion of minority interests, mortgage servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions in Tier 1 capital;

•	Increase risk-weightings for past-due loans, certain commercial real estate loans and some equity exposures;

•	Require trust preferred securities and cumulative perpetual preferred stock to be phased out of Tier 1 capital for banks with assets greater than $15.0 billion as of December 31, 2009; and

•
Allow non-advanced banking organizations, such as us, a one-time option to filter certain accumulated other comprehensive income components, such as unrealized gains and losses on available-for-sale investment securities, out of regulatory capital.

The Final Capital Rules revise the capital levels for depository institutions under the prompt corrective action regulations for depository institutions, as discussed below under "—Prompt Corrective Action."
The calculation of common equity Tier 1 capital is different from the calculation of common equity under U.S. generally accepted accounting principles, or GAAP. Most significantly for the Company, the Company's deferred tax assets, which are included in the calculation of common equity under GAAP, will be substantially phased out over time from the required calculation of common equity Tier 1 capital for regulatory purposes. The deferred tax assets are scheduled to be substantially phased out from inclusion in the calculation of common equity Tier 1 capital in 2018. Absent a substantial increase in qualifying common equity, the Company will not meet the common equity Tier 1 requirement under the Final Capital Rules. The inability to remain adequately capitalized under the Final Capital Rules could materially adversely impact our financial condition, results of operations, ability to grow, and ability to make dividend payments and interest payments on capital stock and trust preferred securities.

Prompt Corrective Action. The FDIC Improvement Act, or FDICIA, requires the federal bank regulatory agencies to take prompt corrective action in respect to depository institutions that do not meet minimum capital requirements. A depository institution’s status under the prompt corrective action provisions depends upon how its capital levels compare to various relevant capital measures and other factors as established by regulation. FDICIA establishes five capital categories (“well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and the federal banking agencies must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulators to appoint a receiver or conservator for an institution that is critically undercapitalized. As of December 31, 2014, First Bank was well capitalized.
An institution that is classified as well-capitalized based on its capital levels may be treated as adequately capitalized, and an institution that is adequately capitalized or undercapitalized based upon its capital levels may be treated as though it were undercapitalized or significantly undercapitalized, respectively, if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.
An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. Institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions failing to submit or implement an acceptable capital restoration plan are subject to appointment of a receiver or conservator.
Dividend Restrictions. Our primary source of funds is the dividends, if any, paid by First Bank. The ability of First Bank to pay dividends is limited by federal laws, by regulations promulgated by the bank regulatory agencies and by principles of prudent bank management. The dividend limitations are further described in Note 22 to our consolidated financial statements appearing elsewhere in this report. In addition, First Bank has agreed not to declare or pay any dividends, without the prior consent of the FRB, that would cause First Bank to pay dividends in excess of its earnings or make a capital distribution that would cause First Bank's Tier 1 Leverage Ratio to fall below 9.0% without the prior consent of the FRB. Furthermore, pursuant to Missouri Revised Statutes, First Bank is required to obtain approval from the MDOF prior to paying any dividends to the Company. The FRB and the MDOF have complete discretion to grant any such approvals and therefore, it is not known whether the FRB and/or the MDOF will approve any such requests in the future.
Deposit Insurance. The FDIC maintains the Deposit Insurance Fund, or the DIF, which was created in 2006. The deposit accounts of First Bank are insured by the DIF to the maximum amount provided by law. This insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by DIF-insured institutions. It also may prohibit any DIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against insured institutions. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. We do not know of any practice, condition or violation that might lead to termination of our deposit insurance.
The FDIC imposes assessments for deposit insurance on an insured institution on a quarterly basis. The Dodd-Frank Act (as defined and further described below) required the FDIC to establish rules setting insurance premium assessments based on an institution’s average total assets minus its average tangible equity instead of its deposits. These rules were finalized in February 2011 and set base assessment rates for institutions in one of four risk categories based upon supervisory and capital evaluations. The initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits and unsecured debt. On November 18, 2014, the FDIC approved a final rule that revised the risk-based deposit insurance assessment system to reflect changes in the regulatory capital rules that went into effect on January 1, 2015 and go into effect on January 1, 2018. The final rule revises the ratios and ratio thresholds for capital evaluations used in the risk-based deposit insurance assessment system and revises the assessment base calculation for custodial banks.
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
Consumer Protection. First Bank is also subject to consumer laws and regulations intended to protect consumers in transactions with depository institutions, as well as other laws or regulations affecting clients of financial institutions generally. These laws and regulations mandate various disclosure requirements and substantively regulate the manner in which financial institutions must deal with their clients. First Bank must comply with numerous regulations in this regard and is subject to periodic examinations with respect to its compliance with the requirements.
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
The Gramm-Leach-Bliley Act. The GLB Act, enacted in 1999, amended and repealed portions of the Glass-Steagall Act and other federal laws restricting the ability of bank holding companies, securities firms and insurance companies to affiliate with each other and to enter new lines of business. The GLB Act established a comprehensive framework to permit financial companies to expand their activities, including through such affiliations, and to modify the federal regulatory structure governing some financial services activities. The GLB Act also adopted consumer privacy safeguards requiring financial services providers to disclose their policies regarding the privacy of client information to their clients and, subject to some exceptions, allowing clients to “opt out” of policies permitting such companies to disclose confidential financial information to non-affiliated third parties.
The Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, imposes a myriad of corporate governance and accounting measures designed to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under securities laws. All public companies that file periodic reports with the SEC are affected by Sarbanes-Oxley. Sarbanes-Oxley addresses, among other matters: (i) the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits; (ii) auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures which require the chief executive officer and chief financial officer to certify financial statements, to forfeit salary and bonuses in certain situations, and protect whistleblowers and informants; (iv) expansion of the audit committee’s authority and responsibility by requiring that the audit committee have direct control of the outside auditor, be able to hire and fire the auditor, and approve all non-audit services; (v) requirements that audit committee members be independent; (vi) disclosure of a code of ethics; and (vii) enhanced penalties for fraud and other violations. The provisions of Sarbanes-Oxley also require that management assess the effectiveness of internal control over financial reporting and that the independent auditor issue an attestation report on management’s report on internal control over financial reporting. As we are a non-accelerated filer, management’s report on internal control over financial reporting was not subject to attestation by the Company’s Independent Registered Public Accounting Firm as of December 31, 2014, as further discussed under “Item 9A — Controls and Procedures.”
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
Reserve Requirements; Federal Reserve System and Federal Home Loan Bank System. First Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System. As a member, First Bank is required to hold investments in those systems. First Bank was in compliance with these requirements at December 31, 2014, as further described in Note 1 to our consolidated financial statements.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of financial institutions and their holding companies. The Dodd-Frank Act created a Consumer Financial Protection Bureau, or CFPB, as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to primary regulators, and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as First Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primary regulator. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall impact on the operations and financial condition of the Company.
Incentive Compensation. In 2010, federal banking agencies issued comprehensive guidance on incentive compensation policies, or Incentive Compensation Guidance, intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. In 2011, the federal banking agencies issued a joint proposed rule pursuant to the Dodd-Frank Act that would prohibit incentive compensation arrangements that would encourage inappropriate risk for certain financial institutions with $1 billion or more in assets and heightened standards for the largest of these institutions. The final rules have not yet been adopted by the Federal Reserve. The scope and content of the federal banking agencies’ policies on executive compensation are continuing to develop. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees.
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
We could be compelled to seek additional capital in the future, but capital may not be available when it is needed or on acceptable terms. Our holding company, First Banks, Inc., was adequately capitalized and First Bank was well capitalized at December 31, 2014. Failure to continue to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Our ability to raise additional capital in the future, if deemed necessary, will depend on conditions in the capital markets, economic conditions, our financial performance and a number of other factors, many of which are outside of our control. Accordingly, we cannot be assured of our ability to raise additional capital on terms acceptable to us. If we determine it is necessary to raise additional capital and are unable to do so, on terms satisfactory to us, our financial condition, results of operations, business prospects and our regulatory capital ratios and those of First Bank may be materially and adversely affected. We may also be subjected to increased regulatory supervision, which could result in the imposition of additional regulatory restrictions on our operations and/or regulatory enforcement actions and could also potentially limit our future growth opportunities. These restrictions could negatively impact our ability to manage or expand our operations in a manner that we may deem beneficial to our stockholders and could result in significant increases in our operating expenses or decreases in our revenues.
The Final Capital Rules may materially adversely affect our capital adequacy and the costs of conducting business. The Federal Reserve adopted Final Capital Rules in July, 2013 that substantially amended the regulatory risk-based capital rules applicable to the Company and First Bank, including significant changes to holding company and bank capital requirements, as further described in “Item 1 —Business – Supervision and Regulation – Capital Adequacy Requirements.” The Final Capital Rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and introduce a new common equity Tier 1 ratio.
The Company's common equity calculated under U.S. generally accepted accounting principles will diverge from the Company's common equity Tier 1 Capital as calculated for regulatory purposes. As further described under “Item 1. Business —Supervision and Regulation – Capital Adequacy Requirements,” the Federal Reserve, in July, 2013, promulgated regulations that impose a new common equity Tier 1 capital requirement that became effective for the Company on January 1, 2015. Absent a substantial increase in qualifying common equity, the Company will not meet the common equity Tier 1 capital requirement under the Final Capital Rules. The inability to remain adequately capitalized under the Final Capital Rules could materially adversely impact our financial condition, results of operations, ability to grow, and could prohibit the payment of dividends on our capital stock and interest on our junior subordinated debentures (and the related trust preferred securities).
The Company’s ability to increase its common equity Tier 1 capital is constrained by the Company’s private ownership structure. As previously described above, absent a substantial increase in qualifying common equity, the Company will not meet the common equity Tier 1 capital requirement under the Final Capital Rules. All of the Company’s common stock is held by trusts created by and for the benefit of Mr. James F. Dierberg and members of his immediate family. The Company cannot issue a meaningful number of additional shares of common stock without an amendment of the Company’s Articles of Incorporation which would require the approval of the holders of common stock. Such holders have indicated their intention to maintain the Company as a privately held institution. Furthermore, applicable law would require continued control of an amount of the Company's capital stock that, in the aggregate, represents 50% of the Company's value by the current holders of the Company’s common stock, Class A Preferred Stock and Class B Preferred Stock in order to avoid limitations on the use of the Company's deferred tax assets. For these reasons, the Company’s ability to substantially increase its common equity Tier 1 capital in order to meet the Final Capital Rules is more limited than it otherwise might be for a publicly traded company with widely dispersed ownership.
The Company entered into an MOU with the Federal Reserve Bank of St. Louis. As further described under “Item 1. Business —Supervision and Regulation – Regulatory Agreements,” the Company entered into an MOU with the FRB on May 19, 2014. While we intend to take such actions as may be necessary to comply with the requirements of the MOU, there can be no assurance that such efforts will not have adverse effects on the operations and financial condition of the Company or First Bank. If we fail to comply with the terms of the MOU, further enforcement action could be taken by the FRB which could have a materially adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, under the MOU, the Company must receive approval from the FRB prior to declaring or paying any dividends on its common or preferred stock, or prior to causing

First Bank to pay dividends in excess of its earnings or make a capital distribution that would cause First Bank's Tier 1 Leverage Ratio to fall below 9.0%. The FRB has complete discretion to grant any such approval and therefore, it is not known whether the FRB would approve any such request. If First Bank is unable to pay future dividends, we may not be able to make the interest payments on our outstanding junior subordinated debentures, which represent the source of distributions to holders of trust preferred securities. In addition, pursuant to Missouri Revised Statutes, First Bank is required to obtain approval from the MDOF prior to paying any dividends to the Company. The MDOF has complete discretion to grant any such approval and therefore, it is not known whether the MDOF will approve any such requests in the future.
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
It is possible that the Company may have to establish a valuation allowance against its net deferred tax assets. As further discussed in Note 17 to the consolidated financial statements, in the fourth quarter of 2013, the Company reversed substantially all of its existing valuation allowance against its net deferred tax assets. Deferred tax assets represent the tax effect of the difference between the book and tax basis of the Company's assets and liabilities and are assessed periodically by management to determine if they are realizable. Factors in management's determination of whether the deferred tax assets are realizable include the Company's performance, including the ability to generate taxable net income. If, based on available information, it is more likely than not that the deferred tax assets will not be realized in any subsequent period, then a valuation allowance must be established with a corresponding charge to income tax expense. Consequently, although the Company reversed substantially all of its valuation allowance against its net deferred tax assets in the fourth quarter of 2013, future facts and circumstances may require the Company to establish a valuation allowance. Charges to establish a valuation allowance with respect to the Company's deferred tax assets could have a material adverse effect on its financial condition and results of operations.
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
Changes in economic conditions could negatively and materially impact our business. Our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions or lack of improvement in economic conditions may result in adverse consequences such as the following, any of which could negatively and materially impact or continue to negatively and materially impact our business:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for our products and services may decline;

•	Low cost or noninterest bearing deposits may decrease; and

•
Collateral pledged to us by our clients for loans made by us, especially residential and commercial real estate property, may decline, in turn reducing our clients’ borrowing power, and thereby reducing the value of the underlying assets and collateral associated with our existing loans.

Our emphasis on commercial real estate lending and real estate construction and development lending could increase our credit risk. A substantial portion of our loans are secured by commercial real estate. Commercial real estate and real estate construction and development loans were $1.18 billion and $89.9 million, respectively, at December 31, 2014, representing 37.9% and 2.9%, respectively, of our total loans held for portfolio. Although we experienced improvement in asset quality levels in these portfolios during 2014, as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Loans and Allowance for Loan Losses,” we have experienced high levels of nonperforming loans within our real estate construction and development portfolio and commercial real estate portfolio in recent years, reflective of weakened market conditions surrounding land acquisition and development loans as a result of increased developer inventories, slower lot and home sales, and declining market values. Adverse developments affecting real estate in one or more of our markets could increase the credit risk associated with our loan portfolio.
Weakness in the residential real estate market could adversely affect us. Our one-to-four-family residential real estate mortgage loans were $1.02 billion at December 31, 2014, representing 32.6% of our total loans held for portfolio. Weakness in the residential real estate market could result in price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains recognized on the sale of mortgage loans. In the event our allowance for loan losses is insufficient to cover such losses, our financial condition and results of operations may be adversely affected.
Our allowance for loan losses may not be sufficient to cover our actual loan losses, which could adversely affect our results of operations or financial condition. As a lender, we are exposed to the risk that our loan clients may not repay their loans according to their contractual terms and that the collateral securing the payment of these loans may be insufficient to assure repayment in full. Significant loan losses could have a material adverse effect on our results of operations. Management makes various assumptions and judgments about the collectability of our loan portfolio, which are based in part on:

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
Our nonperforming loans also impact the sufficiency of our allowance for loan losses. Nonperforming loans totaled $57.5 million as of December 31, 2014. In addition to those loans currently identified and classified as nonperforming loans, management is aware that other possible credit problems may exist with certain borrowers. These include loans that are migrating from grades with lower risks of loss probabilities into grades with higher risks of loss probabilities as performance and potential repayment issues surface. We monitor these loans and adjust the loss rates in our allowance for loan losses accordingly. The most severe of these loans are credits that are classified as substandard loans due to either less than satisfactory performance history, lack of borrower’s paying capacity, or potentially inadequate collateral. Substandard, or potential problem loans, totaled $25.2 million at December 31, 2014. We also make concessions to modify the contractual terms of certain loans when the borrower is experiencing financial difficulty. These modifications are generally made to either prevent a loan from being placed on nonaccrual status or to return a nonaccrual loan to performing status based on the expectations that the borrower can adequately perform in accordance with the modified terms. These loans are classified as performing troubled debt restructurings and totaled $80.6 million at December 31, 2014.
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

Our home equity lines of credit portfolio could expose us to additional credit risk and impact our results of operations. Home equity lines of credit were $395.5 million, or 12.7% of our total loans held for portfolio, at December 31, 2014. Our home equity lines of credit typically have a 10-year revolving period whereby the borrower is required to pay only interest on the loans during the draw period. After the revolving period, the loan converts to a fully-amortizing loan whereby the borrower is required to pay both interest, typically at a variable rate, and principal, typically a 15-year amortization period. As a result, the borrower's monthly payment could significantly increase upon the start of the amortization period, and increase further with a rise in interest rates. If the borrower is unable to make the required payments on the fully-amortizing loans, we could experience increased loan delinquencies and credit losses which could have an adverse affect on our financial condition and results of operations.
Mortgage loan repurchase obligations or claims from third parties could result in material losses. We have sold significant amounts of residential mortgage loans directly to government-sponsored enterprises, Fannie Mae (FNMA) and Freddie Mac (FHLMC) (collectively, the GSEs), and to investors other than GSEs as whole loans. In connection with these sales, we make or have made various representations and warranties, breaches of which may result in a requirement that we repurchase the mortgage loans, or otherwise make whole or provide other remedies to the counterparties. We have recorded an estimated liability related to possible mortgage repurchase losses of $2.4 million as of December 31, 2014. Our estimated liability for possible loss is based on then-currently available information and is dependent on various factors, including our historical claims and settlement experience, projections of future defaults, and significant judgment and assumptions that are subject to change. As such, the future possible loss related to our representations and warranties may materially change in the future based on factors beyond our control or if actual experiences are different from our assumptions, including, without limitation, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the estimated liability and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. If future representations and warranties losses occur in excess of our recorded liability and estimated range of possible loss, such losses could have a material adverse effect on our cash flows, financial condition and results of operations.
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
We actively monitor the depository institutions that hold our cash operating account balances. It is possible that access to our cash equivalents will be impacted by adverse conditions in the financial markets. Our emphasis is primarily on safety of principal and we seek to diversify our cash balances among counterparties to minimize exposure to any one of these entities. The financial statements and other relevant data of the counterparties are routinely reviewed as part of our asset/liability management process. Balances in our accounts with financial institutions in the U.S. may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the financial institutions fail and could be subject to other adverse conditions in the financial markets. At December 31, 2014, our cash and cash equivalents totaled $205.4 million, of which $47.3 million was maintained in our cash operating account at the FRB.
We rely on dividends from our subsidiaries for most of our revenue. The Company is a separate and distinct legal entity from its subsidiaries. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our preferred stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that First Bank and certain nonbank subsidiaries may pay to the Company. In the event First Bank is unable to pay future dividends, we may not be able to service our debt (including our junior subordinated debentures issued in connection with the issuance of our outstanding trust preferred securities), pay obligations or pay dividends on our preferred stock. The inability to receive dividends from First Bank could have a material adverse effect on our business, financial condition and results of operations. As further described under “Item 1. Business —Supervision and Regulation,” First Bank has agreed not to declare or pay any dividends, without the prior consent of the FRB, that would cause First Bank to pay dividends in excess of its earnings or make a capital distribution that would cause First Bank's Tier 1 Leverage Ratio to fall below 9.0%. Furthermore, pursuant to Missouri Revised Statutes, First Bank is required to obtain approval from the MDOF prior to paying any dividends to the Company. We are unable to predict whether or when the FRB or the MDOF will grant such consent in the future. The MDOF has complete discretion to grant any such approval and therefore, it is not known whether the MDOF will approve any such requests in the future.
The Company’s ability to pay dividends on its capital stock may be limited under the terms of the Company’s debt. As of December 31, 2014, the Company had $345.0 million of junior subordinated debentures issued in connection with its outstanding trust preferred securities, as further described in Note 12 to the consolidated financial statements. Payments of principal and interest on the junior subordinated debentures (and the related payments on the trust preferred securities) are conditionally guaranteed by the Company. The rights of the holders of the Company’s junior subordinated debentures are senior in ranking to the rights of the holders of the Company’s common stock and preferred stock. As a result, the Company may only pay dividends on its common stock or preferred stock if the payments on its junior subordinated debentures (and the related trust preferred securities) are current and, in the event of its bankruptcy, dissolution or liquidation, the holders of the Company’s junior subordinated debentures must be satisfied before any distributions can be made to its stockholders.
Holders of the Company’s Common Stock, Class A Preferred Stock and Class B Preferred Stock may have interests that are different from the holders of the Company’s Class C Preferred Stock and Class D Preferred Stock. The holders of the Company’s Class C Preferred Stock and Class D Preferred Stock have limited voting rights. All of the Company’s Common Stock, Class A Preferred Stock and Class B Preferred Stock are held by trusts established by and administered by and for the benefit of Mr. James F. Dierberg and members of his immediate family. The holders of the Company’s Common Stock, Class A Preferred Stock and Class B Preferred Stock may have different interests from the holders of the Company’s Class C Preferred Stock and Class D Preferred Stock and could vote, or not vote, to approve transactions that may be considered desirable by the holders of the Company’s Class C Preferred Stock and Class D Preferred Stock.
Our ability to pay interest or meet dividend obligations on our junior subordinated debentures and our Class C Preferred Stock and Class D Preferred Stock, and our ability to redeem such securities, could be hindered by the completed initiatives associated with our Capital Plan. As further described under “Item 1. Recent Developments and Other Matters —Capital Plan,” we have completed a number of initiatives associated with our Capital Plan, including sales of branch offices, sales of certain loans and sales of nonbank subsidiaries. While these transactions were considered necessary by the Company to improve our regulatory capital ratios and preserve our regulatory capital in the short-term, these transactions have also decreased our sources of revenue and could hinder the probability and timing of future repayment of these obligations.
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
Negative perception could adversely affect our business, impacting our financial condition, results of operations and cash flows. Risk of negative perception or publicity is inherent in any business. Although the Company takes steps to minimize reputation risk in dealing with clients and other constituencies, the Company is inherently exposed to the risk of negative perception by the public and our clients as a result of, but not limited to, our prior participation in the CPP under the Emergency Economic Stabilization Act of 2008, or EESA, and as a result of actions imposed by our regulators. The risk of negative perception by the public and our clients may adversely affect the Company’s ability to maintain and attract clients and employees.

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
Geographic distance between our operations increases operating costs and makes efforts to standardize operations more difficult. We operate banking offices in California, Florida, Illinois and Missouri. The noncontiguous nature of many of our geographic markets increases operating costs and makes it more difficult for us to standardize our business practices and procedures. As a result of our geographic dispersion, we face the following challenges, among others: (a) familiarizing personnel with our business environment, banking practices and client requirements at geographically dispersed locations; (b) providing administrative support, including accounting, human resources, credit administration, loan servicing, internal audit and credit review at significant distances; and (c) establishing and monitoring compliance with our corporate policies and procedures in different areas.
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
The financial services business is highly competitive, and we face competitive disadvantages because of our size and the nature of banking regulation. We encounter strong direct competition for deposits, loans and other financial services in all of our market areas. Our larger competitors, which have significantly greater resources, may have advantages over us in providing certain services. Our principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, finance companies, trust companies, insurance companies, leasing companies, credit unions, mortgage companies, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms and financial holding companies. Many of our non-bank competitors are not subject to the same degree of regulation as that imposed on bank holding companies, federally insured banks and national or state chartered banks. As a result, such non-bank competitors may have advantages over us in providing certain services and may make it more difficult for us to achieve our objectives, such as increasing the size of our loan portfolio, attracting clients and implementing our business strategy and profit improvement initiatives.
Non-compliance with the USA Patriot Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions. The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of clients seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.
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
We may not be able to implement technological change as effectively as our competitors. The financial services industry has undergone in the past and continues to undergo rapid technological change related to delivery and availability of new technology-driven products and services and operating efficiencies that enable financial institutions to better serve clients and to reduce costs. In many instances technological improvements require significant capital expenditures, and many of our larger competitors have significantly greater resources to absorb such capital expenditures than we may have available. As such, we may be at a competitive disadvantage in our ability to retain existing clients and compete for new clients in the marketplace.
We are subject to operational and financial risks associated with our reliance on employees, systems, and counterparties and certain failures. Our business operates in many diverse markets and relies on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including, but not limited to, the risk of fraud by employees or persons outside of our Company, unauthorized access to our computer systems, the execution of unauthorized transactions by our employees, errors relating to transaction processing and technology, breaches in internal controls and data security, compliance requirements, and business continuation and disaster recovery. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and client attrition due to potential negative publicity. Third parties with whom we do business could also be sources of operational risk to us, including risks relating to breakdowns or failures of such parties’ own systems or employees. We could suffer significant regulatory action or consequences, damage to our reputation and financial loss in the event of a breakdown in the internal control system, improper operation of systems, improper employee actions, or if personal, confidential or proprietary client information in our possession were to be mishandled or misused, including situations in which the information is erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where the information is intercepted or otherwise inappropriately taken by third parties.
A breach in the security of our systems, a breach in systems of our third party vendors or cyber attacks, could disrupt our business, result in the disclosure of confidential information, damage our reputation and create significant financial and legal exposure. Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets, and the confidentiality, integrity and availability of information belonging to the Company and our clients, there is no assurance that our security measures will provide absolute security. In fact, many other financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyberattacks and other means. Several financial institutions have experienced attacks from technically sophisticated and well-resourced third parties that were intended to disrupt normal business activities by making internet banking systems inaccessible to clients for extended time periods. Although these types of attacks have not breached our data security systems, they require substantial resources to defend and may affect client satisfaction and behavior.
Despite efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, clients or other users of our systems to disclose sensitive information in order to gain access to our data or that of our clients. These risks may increase in the future as we continue to increase our mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications.
If our security systems were penetrated or circumvented, it could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our clients, or damage to our computers or systems and those of our clients and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our clients, loss of confidence in our security measures, client dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations.
Cybersecurity and the continued development and enhancement of our internal controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a key focus for us. While our policies and procedures are designed to prevent or limit the impact of any such failure, interruption or security breach, there can be no assurance that any such failure, interruption or security breach will not occur. While we closely monitor and evaluate the financial and operational risks associated with reliance on technology and information systems on an ongoing basis and maintain insurance coverage for such risks, any such failure, interruption or security breach could materially adversely affect our business, financial condition and results of operations, including a resulting loss in client business, damage to our reputation, misappropriation of sensitive information, corruption of data, disruption of internet banking activities or other operations, and possible exposure to regulatory scrutiny and litigation.
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
The Company is subject to claims and litigation pertaining to fiduciary responsibility. From time to time, clients make claims and take legal action pertaining to the performance of our fiduciary responsibilities. Whether client claims and legal action related to the performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact client demand for our products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own our office building, which houses our principal place of business, located at 135 North Meramec, Clayton, Missouri 63105. The property is in good condition and consists of approximately 60,353 square feet, of which approximately 10,923 square feet is currently leased to others. Of our other 128 offices and two operations and administrative facilities at December 31, 2014, 72 are located in buildings that we own and 58 are located in buildings that we lease.
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
The Company entered into an MOU with the FRB, dated May 19, 2014, as further described under “Item 1. Business —Supervision and Regulation – Regulatory Agreements” and in Note 14 to our consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. There is no established public trading market for our common stock. Various trusts, which were established by and are administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board, and members of his immediate family, including Mr. Michael Dierberg, our Vice Chairman, and Ms. Ellen Dierberg Milne, Director of the Company, own all of our voting stock.
Dividends. We have not paid any dividends on our Common Stock.
In August 2009, we announced the suspension of the payment of cash dividends on our outstanding Class A Convertible Adjustable Rate Preferred Stock and our Class B Non-Convertible Adjustable Rate Preferred Stock beginning with the scheduled dividend payments that would have otherwise been made in September 2009. Prior to this time, we paid minimal dividends on our Class A Convertible Adjustable Rate Preferred Stock and our Class B Non-Convertible Adjustable Rate Preferred Stock.
In February 2009 and May 2009, we paid the regularly scheduled quarterly dividends on our Class C Preferred Stock and Class D Preferred Stock, which were pre-approved and authorized for payment by the FRB. In August 2009, we also announced the deferral of dividend payments on our Class C Preferred Stock and Class D Preferred Stock beginning with the regularly scheduled quarterly dividend payments that would otherwise have been made in August 2009, however, we continued to declare and accrue such dividends and the related additional cumulative dividends on our deferred dividend payments in our consolidated financial statements until the fourth quarter of 2013, when we ceased declaring dividends on our Class C Preferred Stock and Class D Preferred Stock, as further discussed in Note 13 to the Company's consolidated financial statements.
Our ability to pay dividends is limited by regulatory requirements and by the receipt of dividend payments from First Bank, which is also subject to regulatory requirements. As previously discussed under “Item 1. Business —Supervision and Regulation,” under the terms of the MOU, First Bank has agreed not to declare or pay any dividends, without the prior consent of the FRB, that would cause First Bank to pay dividends in excess of its earnings or make a capital distribution that would cause First Bank's Tier 1 Leverage Ratio to fall below 9.0%. Furthermore, pursuant to Missouri Revised Statutes, First Bank is required to obtain approval from the MDOF prior to paying any dividends to the Company. The FRB and/or the MDOF have complete discretion to grant any such approvals and therefore, it is not known whether the FRB and/or the MDOF will approve any such requests in the future. The dividend limitations are further described in Note 13 and Note 22 to our consolidated financial statements appearing elsewhere in this report.

Item 6. Selected Financial Data. The selected consolidated financial data set forth below are derived from our consolidated financial statements. This information is qualified by reference to our consolidated financial statements appearing elsewhere in this report. This information should be read in conjunction with such consolidated financial statements, the related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A —Risk Factors.”

	As of or For the Year Ended December 31, (1)
(dollars in thousands, except share and per share data)	2014	2013	2012	2011	2010
Income Statement Data:
Interest income	$168,728	172,810	200,803	231,059	309,688
Interest expense	21,178	24,104	29,611	43,638	74,832
Net interest income	147,550	148,706	171,192	187,421	234,856
(Benefit) provision for loan losses	(7,000)	(5,000)	2,000	69,000	214,000
Net interest income after (benefit) provision for loan losses	154,550	153,706	169,192	118,421	20,856
Noninterest income	56,040	63,977	64,635	60,048	75,698
Noninterest expense	176,852	285,484	199,164	223,829	291,951
Income (loss) from continuing operations before provision (benefit) for income taxes	33,738	(67,801)	34,663	(45,360)	(195,397)
Provision (benefit) for income taxes	12,159	(288,501)	(139)	(10,654)	4,114
Income (loss) from continuing operations, net of tax	21,579	220,700	34,802	(34,706)	(199,511)
Income (loss) from discontinued operations, net of tax	—	21,223	(8,821)	(9,394)	1,260
Net income (loss)	21,579	241,923	25,981	(44,100)	(198,251)
Net (loss) income attributable to noncontrolling interest in subsidiary	(76)	179	(297)	(2,950)	(6,514)
Net income (loss) attributable to First Banks, Inc.	$21,655	241,744	26,278	(41,150)	(191,737)

Dividends Declared:
Preferred stock	$—	15,869	18,886	17,908	16,980
Common stock	—	—	—	—	—
Ratio of total dividends declared to net income (loss)	—%	6.56%	71.87%	(43.52)%	(8.86)%

Earnings (Loss) Per Share and Other Share Data:
Basic earnings (loss) per common share - continuing operations	$915.24	8,495.35	535.03	(2,245.44)	(9,017.32)
Basic earnings (loss) per common share - discontinued operations	—	896.96	(372.81)	(397.02)	53.25
Basic earnings (loss) per common share	$915.24	9,392.31	162.22	(2,642.46)	(8,964.07)

Diluted earnings (loss) per common share - continuing operations	$788.38	8,495.35	535.03	(2,245.44)	(9,017.32)
Diluted earnings (loss) per common share - discontinued operations	—	896.96	(372.81)	(397.02)	53.25
Diluted earnings (loss) per common share	$788.38	9,392.31	162.22	(2,642.46)	(8,964.07)

Weighted average shares of common stock outstanding	23,661	23,661	23,661	23,661	23,661

Balance Sheet Data:
Investment securities	$2,063,837	2,351,931	2,675,280	2,470,704	1,483,659
Total loans	3,149,243	2,857,095	2,930,747	3,284,279	4,492,284
Assets of discontinued operations	—	—	6,706	6,913	43,532
Total assets	5,935,519	5,918,983	6,509,126	6,608,913	7,378,128
Total deposits	4,849,504	4,813,895	5,492,847	5,623,055	6,458,415
Securities sold under agreements to repurchase	64,875	43,143	26,025	51,170	31,761
Subordinated debentures	354,286	354,210	354,133	354,057	353,981
Liabilities of discontinued operations	—	—	155,711	174,737	94,184
Total stockholders’ equity	512,444	488,256	299,959	263,671	307,295

Earnings Ratios:
Return on average assets	0.37%	3.87%	0.40%	(0.59)%	(2.20)%
Return on average stockholders’ equity	4.29	84.66	9.22	(13.71)	(42.36)
Net interest margin (2)	2.77	2.56	2.80	2.88	2.96
Noninterest expense to average assets	2.99	4.57	3.02	3.20	3.35
Tangible noninterest expense to average assets (3)	2.99	2.85	3.02	3.16	3.32
Efficiency ratio (4)	86.87	134.23	84.45	90.45	94.01
Tangible efficiency ratio (4)	86.87	83.79	84.45	89.23	92.95

Asset Quality Ratios:
Allowance for loan losses to loans	2.12%	2.84%	3.13%	4.19%	4.48%
Nonaccrual loans to loans	1.83	1.85	3.75	6.71	8.88
Allowance for loan losses to nonaccrual loans	116.35	153.02	83.37	62.52	50.40
Nonperforming assets to total assets (5)	1.91	2.02	3.10	5.30	7.31
Net loan charge-offs to average loans	0.24	0.20	1.57	3.50	5.09

Selected Financial Data (continued):

	As of or For the Year Ended December 31, (1)
(dollars in thousands, except share and per share data)	2014	2013	2012	2011	2010
First Banks, Inc. Capital Ratios: (6)
Average stockholders’ equity to average assets	8.54%	4.57%	4.33%	4.29%	5.20%
Total risk-based capital ratio	12.25	11.13	2.57	1.88	6.29
Tier 1 risk-based capital ratio	7.33	6.58	1.28	0.94	3.15
Leverage ratio	5.01	4.12	0.73	0.56	1.99
First Bank Capital Ratios:
Total risk-based capital ratio	17.81%	20.12%	17.18%	14.98%	12.95%
Tier 1 risk-based capital ratio	16.55	18.86	15.92	13.70	11.66
Leverage ratio	11.35	11.77	9.13	8.19	7.40

(1)	The selected data is presented on a continuing basis. Certain reclassifications of 2013, 2012, 2011 and 2010 amounts have been made to conform to the 2014 presentation.

(2)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

(3)	Tangible noninterest expense to average assets is the ratio of noninterest expense (excluding goodwill impairment and amortization of intangible assets) to average assets.

(4)
Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income. Tangible efficiency ratio is the ratio of noninterest expense (excluding goodwill impairment and amortization of intangible assets) to the sum of net interest income and noninterest income.

(5)	Nonperforming assets consist of nonaccrual loans and other real estate.

(6)
The capital ratios at December 31, 2014, 2013, 2012 and 2011 reflect the implementation of new Federal Reserve rules that became effective on March 31, 2011. See “Item 1 —Business – Supervision and Regulation – Capital Adequacy Requirements” for discussion of new rules that became effective on January 1, 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of our financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with our “Selected Financial Data,” our consolidated financial statements and the related notes thereto, and the other financial data appearing elsewhere in this report. This discussion set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Various factors may cause our actual results to differ materially from those contemplated by the forward-looking statements herein. We do not have a duty to and do not undertake any obligation to update these forward-looking statements. Readers of our Annual Report on Form 10-K should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on forward-looking statements. See “Special Note Regarding Forward-Looking Statements and Factors that Could Affect Future Results” appearing at the beginning of this report and “Item 1A —Risk Factors,” appearing elsewhere in this report.

RESULTS OF OPERATIONS
Overview
All financial information in this Annual Report on Form 10-K is reported on a continuing operations basis, unless otherwise noted. See Note 2 to our consolidated financial statements appearing elsewhere in this report for further discussion regarding our discontinued operations.
We recorded net income of $21.7 million for the year ended December 31, 2014, compared to net income, including discontinued operations, of $241.7 million for the year ended December 31, 2013 and net income, including discontinued operations, of $26.3 million for the year ended December 31, 2012. Our net income reflects the following:

•
Net interest income of $147.6 million for the year ended December 31, 2014, compared to $148.7 million in 2013 and $171.2 million in 2012, and a net interest margin of 2.77% for the year ended December 31, 2014, compared to 2.56% in 2013 and 2.80% in 2012;

•	A negative provision for loan losses of $7.0 million and $5.0 million for the years ended December 31, 2014 and 2013, respectively, compared to a provision for loan losses of $2.0 million in 2012;

•	Noninterest income of $56.0 million for the year ended December 31, 2014, compared to $64.0 million in 2013 and $64.6 million in 2012;

•	Noninterest expense of $176.9 million for the year ended December 31, 2014, compared to $285.5 million in 2013 (including goodwill impairment of $107.3 million) and $199.2 million in 2012;

•
A provision for income taxes of $12.2 million for the year ended December 31, 2014, compared to a benefit for income taxes of $288.5 million in 2013 (reflecting the reversal of substantially all of our valuation allowance against our net deferred tax assets) and a benefit for income taxes of $139,000 in 2012;

•	Net income from discontinued operations, net of tax, of $21.2 million in 2013 and a net loss from discontinued operations, net of tax, of $8.8 million in 2012; and

•
A net loss attributable to noncontrolling interest in subsidiary of $76,000 for the year ended December 31, 2014, compared to net income attributable to noncontrolling interest in subsidiary of $179,000 in 2013 and a net loss attributable to noncontrolling interest in subsidiary of $297,000 in 2012.

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

The following table sets forth, on a tax-equivalent basis, certain information on a continuing basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014			2013			2012
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS:
Interest-earning assets:
Loans: (1) (2)
Taxable	$2,944,084	118,168	4.01%	$2,816,474	117,922	4.19%	$3,052,072	141,896	4.65%
Tax-exempt (3)	2,519	114	4.53	2,531	143	5.65	2,821	165	5.85
Investment securities:
Taxable	2,121,423	48,289	2.28	2,515,344	52,199	2.08	2,708,865	56,547	2.09
Tax-exempt (3)	5,124	231	4.51	7,679	378	4.92	9,805	442	4.51
FRB and FHLB stock	30,618	1,442	4.71	27,422	1,216	4.43	26,603	1,146	4.31
Short-term investments	225,741	605	0.27	441,211	1,134	0.26	325,341	820	0.25
Total interest-earning assets	5,329,509	168,849	3.17	5,810,661	172,992	2.98	6,125,507	201,016	3.28
Nonearning assets	583,706			403,147			411,758
Assets of discontinued operations	—			39,407			49,492
Total assets	$5,913,215			$6,253,215			$6,586,757
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$691,992	418	0.06%	$660,845	368	0.06%	$623,066	437	0.07%
Savings and money market	1,868,852	3,210	0.17	1,856,347	2,679	0.14	1,918,242	3,518	0.18
Time deposits of $100 or more	372,783	1,910	0.51	395,390	2,274	0.58	481,584	4,010	0.83
Other time deposits	615,235	2,713	0.44	714,863	3,738	0.52	865,870	6,817	0.79
Total interest-bearing deposits	3,548,862	8,251	0.23	3,627,445	9,059	0.25	3,888,762	14,782	0.38
Other borrowings	45,486	(8)	(0.02)	34,763	(9)	(0.03)	33,007	(18)	(0.05)
Subordinated debentures	354,248	12,935	3.65	354,172	15,054	4.25	354,096	14,847	4.19
Total interest-bearing liabilities	3,948,596	21,178	0.54	4,016,380	24,104	0.60	4,275,865	29,611	0.69
Noninterest-bearing liabilities:
Demand deposits	1,288,162			1,216,125			1,168,464
Other liabilities	171,394			191,161			161,131
Liabilities of discontinued operations	—			543,988			696,170
Total liabilities	5,408,152			5,967,654			6,301,630
Stockholders’ equity	505,063			285,561			285,127
Total liabilities and stockholders’ equity	$5,913,215			$6,253,215			$6,586,757
Net interest income		147,671			148,888			171,405
Interest rate spread			2.63			2.38			2.59
Net interest margin (4)			2.77%			2.56%			2.80%

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)
Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were $121,000, $182,000 and $213,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

(4)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.
Our balance sheet is presently asset sensitive, and as such, exclusive of recent improvement over 2013 levels, our net interest margin has been negatively impacted by the low interest rate environment. Our asset-sensitive position, coupled with the high level of average lower-yielding short-term investments and investment securities as a percentage of our interest-earning assets, has negatively impacted our net interest income. We built a significant amount of available balance sheet liquidity since 2009 in anticipation of the completion of certain transactions associated with our Capital Plan, which while necessary to complete these transactions, has negatively impacted our net interest margin. We continue our efforts to re-define our overall strategy and business plans with respect to our loan portfolio, including focusing on loan growth initiatives to redeploy available funds into higher-yielding assets, as further discussed below.
Comparison of 2014 and 2013. Net interest income, expressed on a tax-equivalent basis, decreased $1.2 million to $147.7 million for the year ended December 31, 2014, compared to $148.9 million in 2013. Our net interest margin increased 21 basis points to 2.77% for the year ended December 31, 2014, from 2.56% in 2013.

We attribute the increase in our net interest margin to a change in the mix of our interest-earning assets to reflect loan growth and a decline in our lower-yielding cash and cash equivalents, in addition to an increase in the average yield on our investment securities and a decrease in the cost of our interest-bearing liabilities, partially offset by a decrease in the average yield on our loan portfolio due to the lower interest rate environment and competitive markets with respect to loan originations. We attribute the decrease in our net interest income to a lower average balance of interest-earning assets, primarily resulting from the sale of First Bank's Association Bank Services, or ABS, line of business during the fourth quarter of 2013, partially offset by a decrease in interest expense on our junior subordinated debentures. The average yield earned on our interest-earning assets increased 19 basis points to 3.17% for the year ended December 31, 2014, compared to 2.98% in 2013, while the average rate paid on our interest-bearing liabilities decreased six basis points to 0.54% for the year ended December 31, 2014, compared to 0.60% in 2013. Average interest-earning assets decreased $481.2 million to $5.33 billion for the year ended December 31, 2014, compared to $5.81 billion in 2013. Average interest-bearing liabilities decreased $67.8 million to $3.95 billion for the year ended December 31, 2014, compared to $4.02 billion in 2013.
Interest income on our loan portfolio, expressed on a tax-equivalent basis, increased $217,000 for the year ended December 31, 2014, as compared to 2013. Average loans increased $127.6 million to $2.95 billion for the year ended December 31, 2014, from $2.82 billion in 2013, while the yield on our loan portfolio decreased 18 basis points to 4.01% for the year ended December 31, 2014, compared to 4.19% in 2013. The increase in average loans primarily reflects continued growth in our production loan volumes, partially offset by the exit of certain of our problem credit relationships, as further discussed under “—Loans and Allowance for Loan Losses.” The yield on our loan portfolio continues to be adversely impacted by the lower levels of prime and LIBOR interest rates, as a significant portion of our loan portfolio is priced to these indices, as well as significant competitive pressure on interest rates throughout our markets regarding new loan originations. However, continued growth in loan volumes is expected to positively impact the level of earnings on our loan portfolio in the future.
Interest income on our investment securities, expressed on a tax-equivalent basis, decreased $4.1 million for the year ended December 31, 2014, as compared to 2013. Average investment securities decreased $396.5 million for the year ended December 31, 2014, as compared to 2013. The yield earned on our investment securities portfolio increased 20 basis points to 2.28% for the year ended December 31, 2014, compared to 2.08% in 2013. During 2014, we sold certain investment securities to fund loan growth and to pay all of the cumulative deferred interest on our junior subordinated debentures relating to the Company's trust preferred securities in March 2014. We continue to maintain a high level of investment securities in an effort to support future loan growth opportunities.
Interest income on our short-term investments decreased $529,000 for the year ended December 31, 2014, as compared to 2013. Average short-term investments decreased $215.5 million for the year ended December 31, 2014, as compared to 2013. During 2013, we held a higher level of average short-term investments in preparation for the sales of our ABS line of business during the fourth quarter of 2013 and our Northern Florida Region during the second quarter of 2013. The yield on our short-term investments was 0.27% for the year ended December 31, 2014, compared to 0.26% in 2013, reflecting the investment of a significant portion of funds in our short-term investments in our correspondent bank account with the FRB, which currently earns 0.25%.
Interest expense on our interest-bearing deposits decreased $808,000 for the year ended December 31, 2014, as compared to 2013. Average total deposits decreased $6.5 million to $4.84 billion for the year ended December 31, 2014, from $4.84 billion in 2013. A decrease in average interest-bearing deposits of $78.6 million was partially offset by an increase in average noninterest-bearing deposits of $72.0 million for the year ended December 31, 2014, as compared to 2013. The decrease in average interest-bearing deposits primarily reflects anticipated reductions of higher rate certificates of deposit, partially offset by organic growth in demand deposits and money market deposits through deposit development programs, including marketing campaigns and enhanced product and service offerings. The mix in our deposit portfolio volumes for 2014, as compared to 2013, primarily reflects a shift from time deposits to interest-bearing and noninterest-bearing demand deposits and savings and money market deposits. Decreases in our average time deposits of $122.2 million for 2014 as compared to 2013, were partially offset by increases in average interest-bearing and noninterest-bearing demand deposits of $31.1 million and $72.0 million, respectively, and an increase in average savings and money market deposits of $12.5 million for 2014, as compared to 2013. The aggregate weighted average rate paid on our interest-bearing deposit portfolio decreased two basis points to 0.23% for the year ended December 31, 2014, as compared to 0.25% in 2013. The weighted average rate paid on our time deposit portfolio decreased seven basis points to 0.47% in 2014, from 0.54% in 2013; the weighted average rate paid on our savings and money market deposit portfolio increased three basis points to 0.17% in 2014, from 0.14% in 2013; and the weighted average rate paid on our interest-bearing demand deposits remained unchanged at 0.06% in 2014 and 2013.
Interest expense on our junior subordinated debentures decreased $2.1 million for the year ended December 31, 2014, as compared to 2013. The aggregate weighted average rate paid on our junior subordinated debentures decreased 60 basis points to 3.65% for the year ended December 31, 2014, from 4.25% in 2013. The aggregate weighted average rates reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures until March 2014, when we paid all of the cumulative deferred interest, as further discussed in Note 12 to our consolidated financial statements. The additional interest expense accrued on the regularly scheduled deferred interest payments of $796,000 and $2.8 million for the years ended December 31, 2014 and 2013, respectively, increased the weighted average rate paid on our junior subordinated debentures by 22 and 79 basis points in 2014 and 2013, respectively. The aggregate weighted average rates also reflect a decline in LIBOR rates during the periods, as approximately 79.4% of our junior subordinated debentures are variable rate.
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
Interest income on our short-term investments increased $314,000 for the year ended December 31, 2013, as compared to 2012. Average short-term investments increased $115.9 million for the year ended December 31, 2013, as compared to 2012. The increase in our average short-term investments reflects the utilization of funds available from the decline in our loan portfolio and sales and maturities of investment securities to increase our liquidity position in anticipation of the sale of our ABS line of business, which was completed during the fourth quarter of 2013, partially offset by a decline in average deposit balances. The yield on our short-term investments was 0.26% for the year ended December 31, 2013, compared to 0.25% in 2012, reflecting the investment of a significant portion of funds in our short-term investments in our correspondent bank account with the FRB, which currently earns 0.25%.
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

Interest expense on our junior subordinated debentures increased $207,000 for the year ended December 31, 2013, as compared to 2012. The aggregate weighted average rate paid on our junior subordinated debentures increased to 4.25% for the year ended December 31, 2013, compared to 4.19% in 2012. The aggregate weighted average rates also reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures of $2.8 million and $2.0 million for the years ended December 31, 2013 and 2012, respectively. The additional interest expense accrued on the regularly scheduled deferred interest payments increased the weighted average rate paid on our junior subordinated debentures by approximately 79 and 58 basis points in 2013 and 2012, respectively. The increase in additional interest expense accrued on the regularly scheduled deferred interest payments was partially offset by a decline in LIBOR rates during the periods.
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

	Increase (Decrease) Attributable to Change in:
	2014 Compared to 2013			2013 Compared to 2012
(dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Loans: (1) (2)
Taxable	$5,331	(5,085)	246	(10,508)	(13,466)	(23,974)
Tax-exempt (3)	(1)	(28)	(29)	(17)	(5)	(22)
Investment securities:
Taxable	(8,656)	4,746	(3,910)	(4,075)	(273)	(4,348)
Tax-exempt (3)	(118)	(29)	(147)	(102)	38	(64)
FRB and FHLB stock	147	79	226	37	33	70
Short-term investments	(572)	43	(529)	282	32	314
Total interest income	(3,869)	(274)	(4,143)	(14,383)	(13,641)	(28,024)
Interest paid on:
Interest-bearing demand deposits	50	—	50	17	(86)	(69)
Savings and money market deposits	16	515	531	(106)	(733)	(839)
Time deposits	(638)	(751)	(1,389)	(1,692)	(3,123)	(4,815)
Other borrowings	(3)	4	1	—	9	9
Subordinated debentures	3	(2,122)	(2,119)	3	204	207
Total interest expense	(572)	(2,354)	(2,926)	(1,778)	(3,729)	(5,507)
Net interest income	$(3,297)	2,080	(1,217)	(12,605)	(9,912)	(22,517)

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)	Information is presented on a tax-equivalent basis assuming a tax rate rate of 35%.
Provision for Loan Losses
Comparison of 2014 and 2013. We recorded a negative provision for loan losses of $7.0 million for the year ended December 31, 2014. We recorded a negative provision for loan losses of $5.0 million for the year ended December 31, 2013. We primarily attribute the negative provision for loan losses of $7.0 million during the year ended December 31, 2014 to continued improvement in most asset quality metrics, as further discussed below, in addition to improving economic trends in our markets and in our loan portfolio. We attribute the negative provision for loan losses of $5.0 million during the year ended December 31, 2013 to significant improvement in asset quality metrics such as the decline in nonaccrual loans of $56.9 million, of which $27.2 million was in the real estate construction and development portfolio, which incurred substantial net charge-offs from 2008 through 2011.
Our potential problem loans were $25.2 million at December 31, 2014, compared to $109.5 million at December 31, 2013, reflecting a decrease in potential problem loans of $84.3 million, or 77.0%. The significant decrease in our potential problem loans primarily reflects the aggregate payoff of $54.1 million of potential problem real estate construction and development loans in a single credit relationship in our Southern California region and an upgrade of a related credit from potential problem to pass classification in the third quarter of 2014. Our nonaccrual loans were $57.5 million at December 31, 2014, compared to $53.0 million at December 31, 2013, reflecting an increase in nonaccrual loans of $4.5 million, or 8.5%. During the fourth quarter of 2014, we downgraded a single $19.1 million multi-family residential loan relationship from performing troubled debt restructuring, or performing TDR, to nonaccrual classification, after recording loan charge-offs of $8.4 million on this loan relationship during 2014. Despite the addition of this $19.1 million loan to nonaccrual loans, the total balance of nonaccrual loans increased only $4.5 million during 2014, reflecting the resolution of several other nonaccrual loans. The improvement in our overall asset quality levels at December 31, 2014, as compared to December 31, 2013, which was primarily driven by resolution of certain potential problem and nonaccrual loans, is further discussed under “—Loans and Allowance for Loan Losses.”
Our net loan charge-offs were $7.2 million for the year ended December 31, 2014, compared to $5.6 million in 2013. Our net loan charge-offs were 0.24% of average loans in 2014, compared to 0.20% of average loans in 2013. Loan charge-offs were $21.9 million for 2014, compared to $25.8 million in 2013, and loan recoveries were $14.8 million for 2014, compared to $20.3 million in 2013.
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
Our nonaccrual loans were $53.0 million at December 31, 2013, compared to $109.9 million at December 31, 2012, reflecting a decrease in nonaccrual loans of $56.9 million, or 51.8%. The decrease in the overall level of nonaccrual loans during 2013 was primarily driven by resolution of certain nonaccrual loans, gross loan charge-offs, and transfers to other real estate exceeding net additions to nonaccrual loans.
Our net loan charge-offs decreased to $5.6 million for the year ended December 31, 2013, compared to $48.1 million in 2012. Our net loan charge-offs were 0.20% of average loans in 2013, compared to 1.57% of average loans in 2012. Loan charge-offs were $25.8 million for 2013, compared to $78.1 million in 2012, and loan recoveries were $20.3 million for 2013, compared to $30.0 million in 2012.
Noninterest Income
Comparison of 2014 and 2013. Noninterest income decreased $7.9 million to $56.0 million for the year ended December 31, 2014, from $64.0 million in 2013. The decrease in our noninterest income was primarily attributable to reduced gains on sale of other real estate, declines in the fair value of servicing rights and a decline in other income, partially offset by increased net gains on investment securities and gains on loans sold and held for sale. The following table summarizes noninterest income for the years ended December 31, 2014 and 2013:

	December 31,		Increase (Decrease)
(dollars in thousands)	2014	2013	Amount	%
Noninterest income:
Service charges on deposit accounts and client service fees	$34,530	34,320	210	0.6%
Gain on loans sold and held for sale	5,839	5,041	798	15.8
Net gain on investment securities	1,686	36	1,650	4,583.3
Net gain on sale of other real estate	1,640	6,005	(4,365)	(72.7)
(Decrease) increase in fair value of servicing rights	(3,568)	439	(4,007)	(912.8)
Loan servicing fees	6,644	6,948	(304)	(4.4)
Other	9,269	11,188	(1,919)	(17.2)
Total noninterest income	$56,040	63,977	(7,937)	(12.4)
The increase in gains on residential mortgage loans sold and held for sale was primarily attributable to an increase in loan production volumes associated with an increase in refinancing activity in our mortgage banking division.
Net gains on investment securities for 2014 reflect the sale of certain investment securities to reposition the balance sheet and to fund loan growth and other corporate transactions. Net gains on investment securities for 2013 reflect the sale of certain investment securities in anticipation of corporate transactions, partially offset by other-than-temporary impairment of $407,000 on a single municipal investment security classified as held-to-maturity. Proceeds from sales of available-for-sale investment securities were $343.5 million for the year ended December 31, 2014, as compared to $143.7 million for 2013.
The decrease in net gains on sales of other real estate reflects sales of other real estate properties with an aggregate carrying value of $15.2 million at a net gain of $1.6 million during the year ended December 31, 2014, as compared to sales of other real estate properties with an aggregate carrying value of $27.9 million at a net gain of $6.0 million in 2013, including a gain of $2.7 million on the sale of a single property in the second quarter of 2013.

The decrease in the fair value of mortgage and SBA servicing rights primarily reflects changes in mortgage interest rates and the related changes in estimated prepayment speeds during the periods, as well as changes in cash flow assumptions underlying SBA loans serviced for others.
The decrease in other income primarily reflects income of $1.2 million recognized on the call of an SBA loan securitization in the first quarter of 2013 and income from two litigation settlements aggregating $815,000 in the fourth quarter of 2013, partially offset by a gain of $1.1 million on the sale of a former branch facility in the fourth quarter of 2014.
Comparison of 2013 and 2012. Noninterest income decreased $658,000 to $64.0 million for the year ended December 31, 2013, from $64.6 million in 2012. The decrease in our noninterest income was primarily attributable to lower service charges on deposit accounts and client service fees, reduced gains on loans sold and held for sale and decreased net gains on investment securities, partially offset by increased gains on sales of other real estate and reduced declines in the fair value of servicing rights. The following table summarizes noninterest income for the years ended December 31, 2013 and 2012:

	December 31,		Increase (Decrease)
(dollars in thousands)	2013	2012	Amount	%
Noninterest income:
Service charges on deposit accounts and client service fees	$34,320	36,078	(1,758)	(4.9)%
Gain on loans sold and held for sale	5,041	12,931	(7,890)	(61.0)
Net gain on investment securities	36	1,306	(1,270)	(97.2)
Net gain on sale of other real estate	6,005	2,626	3,379	128.7
Increase (decrease) in fair value of servicing rights	439	(5,475)	5,914	108.0
Loan servicing fees	6,948	7,403	(455)	(6.1)
Other	11,188	9,766	1,422	14.6
Total noninterest income	$63,977	64,635	(658)	(1.0)
The decrease in service charges on deposit accounts and client service fees primarily reflects reduced non-sufficient funds and returned check fee income on retail and commercial accounts coupled with changes in our deposit mix during the periods.
The decrease in gains on residential mortgage loans sold and held for sale was primarily attributable to a decline in loan production volume in our mortgage banking division associated with a decrease in refinancing activity. New interest rate lock commitments were $316.6 million for 2013, as compared to $608.7 million for 2012.
Net gains on investment securities for 2013 reflect the sale of certain investment securities in anticipation of the sale of our ABS line of business, which was completed during the fourth quarter of 2013, partially offset by other-than-temporary impairment of $407,000 recorded during the first quarter of 2013. Net gains on investment securities for 2012 reflect the sale of certain investment securities to partially fund the purchase of certain residential real estate loans in 2012 and to reposition the investment securities portfolio based on our ongoing evaluation of liquidity requirements and overall market and economic conditions during the periods. Proceeds from sales of available-for-sale investment securities were $143.7 million for the year ended December 31, 2013, as compared to $315.2 million for 2012.
The increase in net gains on sales of other real estate reflects sales of other real estate properties with an aggregate carrying value of $27.9 million at a net gain of $6.0 million in 2013, including a gain of $2.7 million on the sale of a single property in the second quarter of 2013, as compared to sales of other real estate properties with an aggregate carrying value of $45.9 million at a net gain of $2.6 million in 2012.
The increase in the fair value of mortgage and SBA servicing rights primarily reflects changes in mortgage interest rates and the related changes in estimated prepayment speeds, as well as changes in cash flow assumptions underlying SBA loans serviced for others.
The increase in other income primarily reflects the following:

•	Income of $1.2 million recognized on the call of an SBA loan securitization in the first quarter of 2013;

•	Income from two litigation settlements aggregating $815,000 in the fourth quarter of 2013; and

•	A loss on the sale of certain bank-owned properties of $1.1 million during 2012; partially offset by

•	Income from a litigation settlement of $561,000 in the first quarter of 2012; and

•	A gain on the sale of a Community Reinvestment Act, or CRA, investment of $402,000 during the first quarter of 2012 .

Noninterest Expense
Comparison of 2014 and 2013. Noninterest expense decreased $108.6 million to $176.9 million for the year ended December 31, 2014, from $285.5 million in 2013. The decrease in our noninterest expense during 2014, as compared to 2013, was primarily attributable to goodwill impairment of $107.3 million in 2013, decreased FDIC insurance expense, a lower level of expenses associated with our nonperforming assets and potential problem loans, and a reduction of other operating expenses, partially offset by an increase in salaries and employee benefits expense and information technology fees. The following table summarizes noninterest expense for the years ended December 31, 2014 and 2013:

	December 31,		Increase (Decrease)
(dollars in thousands)	2014	2013	Amount	%
Noninterest expense:
Salaries and employee benefits	$82,205	78,141	4,064	5.2%
Occupancy, net of rental income, and furniture and equipment	33,509	34,253	(744)	(2.2)
Postage, printing and supplies	2,300	2,470	(170)	(6.9)
Information technology fees	21,670	20,236	1,434	7.1
Legal, examination and professional fees	5,534	7,177	(1,643)	(22.9)
Goodwill impairment	—	107,267	(107,267)	(100.0)
Advertising and business development	2,750	2,542	208	8.2
FDIC insurance	5,004	6,609	(1,605)	(24.3)
Write-downs and expenses on other real estate	4,322	5,676	(1,354)	(23.9)
Other	19,558	21,113	(1,555)	(7.4)
Total noninterest expense	$176,852	285,484	(108,632)	(38.1)
The overall increase in salaries and employee benefits expense primarily reflects normal compensation increases, increases in staffing levels in certain key revenue-generating functions and an increase in incentive compensation.
The decrease in occupancy, net of rental income, and furniture and equipment expense primarily resulted from profit improvement initiatives and reduced expenditures associated with branch closures in 2013.
The increase in information technology fees is primarily associated with a planned investment in the expansion of certain of our information technology programs resulting in an increase in fees paid to First Services, L.P. As more fully described in Note 20 to our consolidated financial statements, First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, provides information technology and various operational support services to our subsidiaries and us. Information technology fees also include fees paid to outside servicers associated with our mortgage lending, trust and small business lending divisions as well as our payroll processing department.
The decrease in legal, examination and professional fees reflects a decline in legal expenses associated with loan collection activities, divestiture activities and litigation matters in 2014, in comparison to the level of such expenses during 2013.
We recorded a goodwill impairment charge of $107.3 million in the fourth quarter of 2013, as further described in Note 6 to our consolidated financial statements.
The decrease in FDIC insurance expense is reflective of reduced average assets levels at First Bank and changes in assessment rates for 2014, as compared to 2013.
The decrease in write-downs and expenses on other real estate for 2014, as compared to 2013, reflects a reduction in the overall number and balance of our other real estate properties, which declined to $55.7 million at December 31, 2014, from $66.7 million at December 31, 2013. Other real estate expenses, exclusive of write-downs, such as taxes, insurance, and repairs and maintenance, decreased $1.1 million to $2.2 million in 2014, from $3.3 million in 2013. Write-downs related to the revaluation of certain other real estate properties decreased to $2.1 million in 2014, from $2.4 million in 2013.
Other expense encompasses numerous general and administrative expenses including communications, insurance, freight and courier services, correspondent bank charges, loan expenses, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees, sales taxes, travel, meals and entertainment, overdraft losses and other nonrecurring expenses. The decrease in the overall level of other expense during 2014, as compared to 2013, is reflective of a decrease in loan expenses related to collection and other matters to $2.2 million in 2014, as compared to $2.8 million in 2013; and a provision for estimated mortgage repurchase losses of $1.2 million in 2013, as further described in Note 24 to our consolidated financial statements. We did not record a provision for estimated mortgage repurchase losses in 2014.
Comparison of 2013 and 2012. Noninterest expense increased $86.3 million to $285.5 million for the year ended December 31, 2013, from $199.2 million in 2012. The increase in our noninterest expense during 2013, as compared to 2012, was primarily attributable to goodwill impairment of $107.3 million and an increase in salaries and employee benefits expense, partially offset by a lower level of expenses associated with our nonperforming assets and potential problem loans, decreased FDIC insurance expense and the implementation of certain measures intended to improve efficiency through the reduction of operating expenses. The following table summarizes noninterest expense for the years ended December 31, 2013 and 2012:

	December 31,		Increase (Decrease)
(dollars in thousands)	2013	2012	Amount	%
Noninterest expense:
Salaries and employee benefits	$78,141	75,205	2,936	3.9%
Occupancy, net of rental income, and furniture and equipment	34,253	33,308	945	2.8
Postage, printing and supplies	2,470	2,586	(116)	(4.5)
Information technology fees	20,236	21,103	(867)	(4.1)
Legal, examination and professional fees	7,177	8,828	(1,651)	(18.7)
Amortization of intangible assets	107,267	—	107,267	100.0
Advertising and business development	2,542	1,994	548	27.5
FDIC insurance	6,609	11,313	(4,704)	(41.6)
Write-downs and expenses on other real estate	5,676	18,672	(12,996)	(69.6)
Other	21,113	26,155	(5,042)	(19.3)
Total noninterest expense	$285,484	199,164	86,320	43.3
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
The increase in occupancy, net of rental income, and furniture and equipment expense primarily resulted from a $787,000 decrease in rent expense during the first quarter of 2012 associated with the transfer of a lease obligation to an unaffiliated third party and the related reversal of the corresponding straight-line rent liability.
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
We recorded a goodwill impairment charge of $107.3 million in the fourth quarter of 2013.
The increase in advertising and business development expense is reflective of increased advertising during 2013 as compared to 2012 to further market our products and services throughout our geographic market areas.
The decrease in FDIC insurance expense is reflective of a reduction in our assessment rate, effective October 2, 2012, in addition to reduced asset levels during 2013, as compared to 2012.
The decrease in write-downs and expenses on other real estate for 2013, as compared to 2012, reflects a decline in the overall number and balance of our other real estate properties to $66.7 million at December 31, 2013, from $92.0 million at December 31, 2012. Write-downs related to the revaluation of certain other real estate properties decreased $12.1 million to $2.4 million in 2013, from $14.5 million in 2012. Other real estate and repossessed asset expenses, exclusive of write-downs, such as taxes, insurance, and repairs and maintenance, decreased to $3.3 million in 2013, from $4.2 million in 2012.
The decrease in the overall level of other expense during 2013, as compared to 2012, is reflective of the following:

•	Loan expenses related to collection and other matters of $2.8 million during 2013, as compared to $3.6 million in 2012;

•	Amortization expense and losses associated with CRA investments of $654,000 during 2013, as compared to $1.2 million in 2012;

•	Provision for estimated mortgage repurchase losses of $1.2 million during 2013, as compared to $2.3 million in 2012, as previously discussed; and

•
An expense of $2.3 million associated with a fair value adjustment on bank-owned facilities of eight of our Florida branches previously reported as discontinued operations that were reclassified to continuing operations during the fourth quarter of 2012.

Provision (Benefit) for Income Taxes.
Comparison of 2014 and 2013. We recorded a provision for income taxes of $12.2 million for the year ended December 31, 2014, compared to a benefit for income taxes of $288.5 million for the year ended December 31, 2013. During the fourth quarter of 2013, we reversed substantially all of the valuation allowance against our net deferred tax assets, previously established in 2008, as further discussed below. As such, interim periods beginning January 1, 2014 and the year ended December 31, 2014 reflect the initial periods in which a provision for income taxes is recorded in the statements of income without a related deferred tax asset valuation allowance.
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
Comparison of 2013 and 2012. We recorded a benefit for income taxes of $288.5 million for the year ended December 31, 2013, compared to a benefit for income taxes of $139,000 for the year ended December 31, 2012. The benefit for income taxes during 2013 reflects the reversal of substantially all of our valuation allowance against our net deferred tax assets, as previously discussed. The benefit for income taxes during 2012 reflects the establishment of the full deferred tax asset valuation allowance during 2008. The deferred tax asset valuation allowance was primarily established as a result of our three-year cumulative operating loss for the years ended December 31, 2008, 2007 and 2006, after considering all available objective evidence and potential tax planning strategies related to the amount of the deferred tax assets that are more likely than not to be realized.
The level of our benefit for income taxes and the deferred tax asset valuation allowance are more fully described in Note 17 to our consolidated financial statements.
Income (Loss) from Discontinued Operations, Net of Tax
We recorded income from discontinued operations, net of tax, of $21.2 million for the year ended December 31, 2013, compared to a loss from discontinued operations, net of tax, of $8.8 million in 2012. The income (loss) from discontinued operations, net of tax, for 2013 and 2012 is reflective of the following:

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
Net (Loss) Income Attributable to Noncontrolling Interest in Subsidiary
Net (loss) income attributable to noncontrolling interest in subsidiary, comprised of the noncontrolling interest in the net (losses) income of FB Holdings, was $(76,000) for the year ended December 31, 2014, compared to $179,000 in 2013. The net loss attributable to noncontrolling interest in subsidiary for 2014, as compared to the net income for 2013, is reflective of lower income and reduced gains on the sale of other real estate properties.
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

FINANCIAL CONDITION
Total assets increased $16.5 million to $5.94 billion at December 31, 2014, from $5.92 billion at December 31, 2013. The increase in our total assets was primarily attributable to an increase in our loan portfolio and our cash and cash equivalents, partially offset by a decrease in our investment securities portfolio and our other real estate, as further described below.
Cash and cash equivalents, which are comprised of cash and short-term investments, increased $15.0 million to $205.4 million at December 31, 2014, from $190.4 million at December 31, 2013. A significant portion of funds in our short-term investments are maintained in our correspondent bank account with the FRB, as further discussed under “—Liquidity Management.” The increase in our cash and cash equivalents was primarily attributable to the following:

•	A net decrease in our investment securities portfolio of $271.7 million, excluding amortization and the fair value adjustment on our available-for-sale investment securities;

•	An increase in our deposit balances of $35.6 million;

•	Sales of other real estate resulting in the receipt of cash proceeds from these sales of $16.9 million; and

•	Recoveries of loans previously charged off of $14.8 million;

•	A net increase in our securities sold under agreements to repurchase of $21.7 million; and

•	Cash generated by operating earnings; partially offset by

•	An increase in loans of $321.7 million, exclusive of loan charge-offs and transfers of loans to other real estate, as further discussed below;

•
The payment of $66.4 million of cumulative deferred interest payments on our junior subordinated debentures in March 2014, which was distributed to the trust preferred securities holders on the respective interest payment dates in March and April, 2014; and

•	A payment of $15.5 million in January 2014 associated with the final payment to Union Bank in conjunction with the sale of our ABS line of business in November 2013.
Investment securities decreased $288.1 million to $2.06 billion at December 31, 2014, from $2.35 billion at December 31, 2013. We sold certain investment securities during 2014 to reposition the balance sheet and fund loan growth and other corporate transactions, including the payment of all of the cumulative deferred interest on our junior subordinated debentures relating to the Company's trust preferred securities in March 2014. Funds available from sales of available-for-sale investment securities of $343.5 million and maturities and/or calls of investment securities of $299.9 million were partially utilized to purchase investment securities of $370.0 million during 2014. The net decrease is partially offset by an increase in the fair value adjustment of $9.3 million on our available-for-sale investment securities resulting from a decrease in market interest rates during 2014. We continue to maintain a high level of investment securities in an effort to support future loan growth opportunities, maximize our net interest income and net interest margin, and maintain appropriate liquidity levels and appropriate diversification within our investment securities portfolio. Additional information regarding our investment securities portfolio is more fully described in Note 3 to our consolidated financial statements.
Total loans increased $292.1 million to $3.15 billion at December 31, 2014, from $2.86 billion at December 31, 2013. The increase primarily reflects new loan production as a result of successful efforts to expand existing loan relationships and develop new loan relationships, specifically in our commercial, financial and agricultural portfolio, which increased $94.6 million, and our real estate mortgage portfolio, which increased $224.2 million. These increases were partially offset by principal repayments and/or payoffs on nonperforming, potential problem and other loans, including the payoff of an aggregate of $54.1 million of potential problem real estate construction and development loans in a single credit relationship in the third quarter of 2014, as further discussed under “—Loans and Allowance for Loan Losses.”
Other real estate decreased $11.0 million to $55.7 million at December 31, 2014, from $66.7 million at December 31, 2013. The decrease primarily reflects sales of other real estate properties of $15.2 million and write-downs of $2.1 million primarily attributable to declining real estate values on certain properties, partially offset by additions to other real estate of $7.6 million. Other real estate at December 31, 2014 included a single property in our Southern California region with a carrying value of $37.6 million, which was subsequently sold in January 2015, resulting in a gain of $4.6 million during the first quarter of 2015.
Deposits increased $35.6 million to $4.85 billion at December 31, 2014, from $4.81 billion at December 31, 2013. The increase reflects growth in demand and savings and money market deposits of $91.4 million and $64.4 million, respectively, partially offset by a decrease in certificates of deposit of $120.2 million.
Securities sold under agreements to repurchase (in connection with daily cash management activities of our commercial deposit clients), increased $21.7 million to $64.9 million at December 31, 2014, from $43.1 million at December 31, 2013, reflecting changes in client balances associated with this product segment.

Accrued expenses and other liabilities decreased $77.4 million to $113.7 million at December 31, 2014, from $191.1 million at December 31, 2013. The decrease was primarily attributable to a decrease of $62.5 million in accrued interest payable on our junior subordinated debentures primarily associated with the payment of all of the cumulative deferred interest on our junior subordinated debentures relating to the Company's trust preferred securities in March 2014, as further described in Notes 12 and 13 to our consolidated financial statements. The decrease was also attributable to the final settlement amount of $15.5 million paid to Union Bank in January 2014 in conjunction with the sale of our ABS line of business in November 2013.
Stockholders’ equity, including noncontrolling interest in subsidiary, increased $24.2 million to $512.4 million at December 31, 2014, from $488.3 million at December 31, 2013. The increase primarily reflects net income of $21.7 million and a net increase in accumulated other comprehensive income of $2.6 million.
Loans and Allowance for Loan Losses
Loan Portfolio Composition. Total loans represented 53.1% of our assets as of December 31, 2014, compared to 48.3% of our assets at December 31, 2013. Total loans increased $292.1 million to $3.15 billion at December 31, 2014 from $2.86 billion at December 31, 2013. The following table summarizes the composition of our loan portfolio by portfolio segment and the percent of each portfolio segment to the total portfolio as of the dates presented:

	December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, financial and agricultural	$695,267	22.3%	$600,704	21.2%	$610,301	21.3%	$725,195	22.3%	$1,045,832	23.5%
Real estate construction and development	89,851	2.9	121,662	4.3	174,979	6.1	249,987	7.7	490,766	11.1
Real estate mortgage:
One-to-four-family residential	1,016,710	32.6	921,488	32.5	986,767	34.4	902,438	27.7	1,050,895	23.7
Multi-family residential	115,434	3.7	121,304	4.3	103,684	3.6	127,356	3.9	178,289	4.0
Commercial real estate	1,183,042	37.9	1,048,234	37.0	969,680	33.9	1,225,538	37.7	1,642,920	37.0
Consumer and installment	18,950	0.6	18,681	0.7	19,262	0.7	23,596	0.7	33,623	0.8
Net deferred loan fees	(1,422)	—	(526)	—	(59)	—	(942)	—	(4,511)	(0.1)
Total loans, excluding loans held for sale	3,117,832	100.0%	2,831,547	100.0%	2,864,614	100.0%	3,253,168	100.0%	4,437,814	100.0%
Loans held for sale	31,411		25,548		66,133		31,111		54,470
Total loans	$3,149,243		$2,857,095		$2,930,747		$3,284,279		$4,492,284
The following table summarizes the composition of our loan portfolio by geographic region and/or business segment at December 31, 2014 and 2013:

	December 31,
(dollars in thousands)	2014	2013
Southern California	$1,020,118	968,241
Missouri	713,543	565,043
Mortgage Division	586,177	513,225
Northern California	438,918	361,895
Northern and Southern Illinois	222,935	224,664
Chicago	65,411	91,048
Florida	51,459	58,525
Texas	12,509	23,705
Other	38,173	50,749
Total	$3,149,243	2,857,095
We attribute the net increase in our loan portfolio in 2014 primarily to:

•	An increase of $94.6 million, or 15.7%, in our commercial, financial and agricultural portfolio, primarily attributable to an increase in new loan production within this portfolio segment;

•
A decrease of $31.8 million, or 26.1%, in our real estate construction and development portfolio, primarily attributable to the payoff of an aggregate of $54.1 million of potential problem loans in a single credit relationship in our Southern California region during the third quarter of 2014, as further discussed below, partially offset by new loan production within this portfolio segment. We have significantly reduced our exposure to our real estate construction and development portfolio over the past several years. Of the remaining portfolio balance, only $3.4 million, or 3.8%, of these loans were on nonaccrual status and no loans were considered potential problem loans as of December 31, 2014;

•
An increase of $95.2 million, or 10.3%, in our one-to-four-family residential real estate loan portfolio. The following table summarizes the composition of our one-to-four-family residential real estate loan portfolio as of December 31, 2014 and 2013:

	December 31,
(dollars in thousands)	2014	2013
One-to-four-family residential real estate:
Residential mortgage	$621,168	572,164
Home equity	395,542	349,324
Total	$1,016,710	921,488
Our residential mortgage loan portfolio consists of loans associated with our Mortgage Division in addition to loans originated to clients from our retail branch banking network. New loan production within this portfolio generally consists of jumbo adjustable rate and 10 and 15-year fixed rate mortgages. The increase in our residential mortgage loan portfolio of $49.0 million, or 8.6%, during 2014 is primarily attributable to the purchase of $52.7 million of performing one-to-four-family residential real estate loans from another financial institution in August 2014 in addition to new loan production from our Mortgage Division, partially offset by principal payments, loan refinancings and loan charge-offs. As of December 31, 2014, $90.1 million, or 14.5%, of our residential mortgage loan portfolio is considered impaired, consisting of nonaccrual loans of $13.9 million and performing TDRs of $76.2 million, including loans modified in the Home Affordable Modification Program, or HAMP, of $69.5 million.
Our home equity portfolio consists of loans originated to clients from our retail branch banking network. The increase in this portfolio of $46.2 million, or 13.2%, during 2014 is primarily attributable to new loan production within this loan product type;

•
A decrease of $5.9 million, or 4.8%, in our multi-family residential real estate portfolio, primarily attributable to principal payments and loan charge-offs of $8.8 million exceeding new loan production within this portfolio segment. As of December 31, 2014, $19.7 million, or 17.1%, of this portfolio is on nonaccrual status, including a single $19.1 million loan in our Chicago Region, as further described below;

•
An increase of $134.8 million, or 12.9%, in our commercial real estate portfolio primarily attributable to new loan production within this portfolio segment. The following table summarizes the composition of our commercial real estate portfolio by loan type as of December 31, 2014 and 2013:

	December 31,
(dollars in thousands)	2014	2013
Commercial real estate:
Owner occupied	$638,441	568,035
Non-owner occupied	522,413	461,573
Farmland	22,188	18,626
Total	$1,183,042	1,048,234

•	An increase of $5.9 million, or 22.9%, in our loans held for sale portfolio, primarily resulting from the origination of loans and the timing of subsequent sales into the secondary mortgage market.
We attribute the net decrease in our loan portfolio in 2013 primarily to:

•
A decrease of $9.6 million, or 1.6%, in our commercial, financial and agricultural portfolio, primarily reflecting the sale of $20.8 million of such loans at par value associated with our ABS line of business during the fourth quarter of 2013, partially offset by new loan production;

•
A decrease of $53.3 million, or 30.5%, in our real estate construction and development portfolio, primarily attributable to our continued efforts to reduce the overall level of our special mention, potential problem and nonaccrual loans within this portfolio segment. We received a payoff of $29.6 million during the third quarter of 2013 on a single credit relationship in our Northern California region, of which $19.6 million of the loan relationship was on nonaccrual status and $10.0 million was considered a performing TDR. The payoff of this loan relationship also resulted in a recovery to the allowance for loan losses of $2.2 million. Of the remaining portfolio balance of $121.7 million, $4.9 million, or 4.0%, of these loans were on nonaccrual status as of December 31, 2013 and $73.4 million, or 60.3%, of these loans were considered potential problem loans, including a $60.3 million loan relationship in our Southern California region, as further discussed below;

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

	December 31,
(dollars in thousands)	2013	2012
One-to-four-family residential real estate:
Residential mortgage	$572,164	632,309
Home equity	349,324	354,458
Total	$921,488	986,767
The decrease in our residential mortgage portfolio of $60.1 million, or 9.5%, during 2013 is primarily attributable to principal payments resulting from loan refinancings, gross loan charge-offs and transfers to other real estate; partially offset by new loan production into this portfolio, consisting of jumbo adjustable rate and 10 and 15-year fixed rate mortgages. As of December 31, 2013, $98.2 million, or 17.2%, of this portfolio is considered impaired, consisting of nonaccrual loans of $20.1 million and performing TDRs of $78.2 million, including loans modified in the HAMP, of $69.9 million.
The decrease in our home equity portfolio of $5.1 million, or 1.4%, during 2013 is primarily attributable to principal payments, gross loan charge-offs, and ordinary and seasonal fluctuations experienced within this loan product type. As of December 31, 2013, $7.4 million, or 2.1%, of this portfolio is on nonaccrual status;

•
An increase of $17.6 million, or 17.0%, in our multi-family residential real estate portfolio primarily attributable to new loan production within this portfolio segment. As of December 31, 2013, $29.7 million, or 24.5%, of this portfolio is considered impaired, consisting of nonaccrual loans of $1.7 million and performing TDRs of $28.0 million, consisting solely of one loan relationship in our Chicago region restructured during the fourth quarter of 2012, as further described below under "Performing Troubled Debt Restructurings."

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

	December 31,
(dollars in thousands)	2013	2012
Farmland	$18,626	17,784
Owner occupied	568,035	552,983
Non-owner occupied	461,573	398,913
Total	$1,048,234	969,680

•
A decrease of $40.6 million, or 61.4%, in our loans held for sale portfolio primarily resulting from a decline in origination volumes and the timing of subsequent sales into the secondary mortgage market.

Loans at December 31, 2014 mature as follows:

		Over One Year Through Five Years		Over Five Years
(dollars in thousands)	One Year or Less	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial, financial and agricultural	$341,314	109,409	132,518	30,189	81,837	695,267
Real estate construction and development	65,580	9,009	9,977	197	5,088	89,851
Real estate mortgage:
One-to-four-family residential	12,049	29,811	12,985	244,840	717,025	1,016,710
Multi-family residential	34,373	23,489	8,992	38,078	10,502	115,434
Commercial real estate	171,980	329,074	186,296	367,793	127,899	1,183,042
Consumer and installment and net deferred loan fees	4,046	9,776	3,363	296	47	17,528
Loans held for sale	31,411	—	—	—	—	31,411
Total loans	$660,753	510,568	354,131	681,393	942,398	3,149,243

The following table summarizes the components of changes in our total loan portfolio for the five years ended December 31, 2014:

	Increase (Decrease) For the Year Ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Internal loan volume increase (decrease)	$273,750	(8,571)	(337,206)	(868,141)	(1,339,445)
Loans purchased	52,658	—	141,048	—	—
Loans and leases sold	(4,739)	(29,763)	(55,081)	(115,296)	(245,420)
Loans transferred to assets held for sale	—	—	—	—	(794)
Loans transferred to discontinued operations	—	—	—	—	(40,265)
Loans charged-off	(21,923)	(25,835)	(78,070)	(154,627)	(331,196)
Loans transferred to other real estate	(7,598)	(9,483)	(24,223)	(69,941)	(158,889)
Total increase (decrease) in loan portfolio	$292,148	(73,652)	(353,532)	(1,208,005)	(2,116,009)
Nonperforming Assets. Nonperforming assets include nonaccrual loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates presented:

	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Nonperforming Assets:
Nonaccrual loans:
Commercial, financial and agricultural	$9,486	10,523	19,050	55,340	67,365
Real estate construction and development	3,393	4,914	32,152	71,244	134,244
One-to-four-family residential real estate:
Residential mortgage	13,890	20,063	26,690	31,468	47,865
Home equity	6,831	7,361	8,671	6,940	7,122
Multi-family residential	19,731	1,793	6,761	7,975	12,960
Commercial real estate	4,122	8,283	16,520	47,262	129,187
Consumer and installment	23	19	28	22	165
Total nonaccrual loans	57,476	52,956	109,872	220,251	398,908
Other real estate	55,666	66,702	91,995	129,896	140,665
Total nonperforming assets	$113,142	119,658	201,867	350,147	539,573

Total loans	$3,149,243	2,857,095	2,930,747	3,284,279	4,492,284

Performing troubled debt restructurings	$80,619	110,627	128,917	126,442	112,903

Loans past due 90 days or more and still accruing	$163	424	1,090	2,744	5,523

Ratio of:
Allowance for loan losses to loans	2.12%	2.84%	3.13%	4.19%	4.48%
Nonaccrual loans to loans	1.83	1.85	3.75	6.71	8.88
Allowance for loan losses to nonaccrual loans	116.35	153.02	83.37	62.52	50.40
Nonperforming assets to loans and other real estate	3.53	4.09	6.68	10.26	11.65
Our nonperforming assets, consisting of nonaccrual loans and other real estate, were $113.1 million, $119.7 million and $201.9 million at December 31, 2014, 2013 and 2012, respectively. We have been successful in reducing our overall level of nonperforming assets as a result of the completion of several of our asset quality improvement initiatives.
We attribute the $4.5 million, or 8.5%, net increase in our nonaccrual loans during the year ended December 31, 2014 to the following:

•
An increase in nonaccrual loans of $17.9 million in our multi-family residential loan portfolio. During the fourth quarter of 2014, we downgraded a single $19.1 million multi-family residential loan relationship in our Chicago region from performing TDR to nonaccrual classification, after recording loan charge-offs on this loan relationship of $8.4 million during 2014;

•
A decrease in nonaccrual loans of $6.7 million, or 24.4%, in our one-to-four-family residential real estate loan portfolio driven by gross loan charge-offs of $6.6 million, transfers to other real estate of $5.9 million and payments received, partially offset by additions to nonaccrual loans during the year. We continue to modify loans under the HAMP where deemed economically advantageous to our borrowers and us; and

•
A decline in nonaccrual loans in our commercial, financial and agricultural, real estate construction and development and commercial real estate loan portfolios of $1.0 million, $1.5 million and $4.2 million, respectively.

Despite the addition of the single $19.1 million multi-family residential loan relationship to nonaccrual loans, the total balance of nonaccrual loans increased only $4.5 million during 2014, reflecting the resolution of several other nonaccrual loans.
The decrease in other real estate of $11.0 million, or 16.5%, during 2014 was primarily driven by the sale of other real estate properties with an aggregate carrying value of $15.2 million at a net gain of $1.6 million and write-downs of $2.1 million attributable to declining real estate values on certain properties, partially offset by additions to other real estate. Other real estate at December 31, 2014 included a single property in our Southern California region with a carrying value of $37.6 million. This property was subsequently sold in January 2015, resulting in a gain of $4.6 million during the first quarter of 2015.
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

•
A decrease in nonaccrual loans of $5.0 million, or 73.5%, in our multi-family residential loan portfolio primarily driven by payoffs and payments received, including a $2.5 million payoff on a nonperforming TDR during the second quarter of 2013, partially offset by additions to nonaccrual loans during the year; and

•
A decrease in nonaccrual loans of $8.2 million, or 49.9%, in our commercial real estate portfolio primarily driven by gross loan charge-offs of $6.7 million, transfers to other real estate and payments received, partially offset by additions to nonaccrual loans during the year.

The decrease in other real estate of $25.3 million, or 27.5%, during 2013 was primarily driven by the sale of other real estate properties with an aggregate carrying value of $27.9 million at a net gain of $6.0 million and write-downs of $2.4 million attributable to declining real estate values on certain properties, partially offset by additions to other real estate.
As of December 31, 2014, 2013 and 2012, loans identified by management as TDRs aggregating $26.5 million, $10.6 million and $40.0 million, respectively, were on nonaccrual status and were classified as nonperforming loans.
Performing Troubled Debt Restructurings. The following table presents the categories of performing TDRs as of December 31, 2014 and 2013:

	December 31,
(dollars in thousands)	2014	2013
Commercial, financial and agricultural	$284	—
Real estate construction and development	342	—
Real estate mortgage:
One-to-four-family residential	76,228	78,153
Multi-family residential	—	27,955
Commercial real estate	3,765	4,519
Total performing troubled debt restructurings	$80,619	110,627
Our performing TDRs decreased $30.0 million, or 27.1%, during 2014. Our performing TDRs at December 31, 2013 consisted of a single $28.0 million multi-family residential loan relationship in our Chicago region that was restructured during the fourth quarter of 2012. After recording loan charge-offs on this loan relationship of $8.4 million during 2014, we downgraded the remaining $19.1 million balance on this loan from performing TDR to nonaccrual classification during the fourth quarter of 2014.
Potential Problem Loans. As of December 31, 2014 and 2013, loans aggregating $25.2 million and $109.5 million, respectively, which were not classified as nonperforming assets or performing TDRs, were identified by management as having potential credit problems, or potential problem loans. These loans are generally defined as commercial loans having an internally assigned grade of substandard and consumer loans which are greater than 30 days past due. The following table presents the categories of our potential problem loans as of December 31, 2014 and 2013:

	December 31,
(dollars in thousands)	2014	2013
Commercial, financial and agricultural	$12,833	14,727
Real estate construction and development	—	73,390
Real estate mortgage:
One-to-four-family residential	4,925	8,707
Multi-family residential	610	555
Commercial real estate	6,640	11,999
Consumer and installment	171	126
Total potential problem loans	$25,179	109,504
Potential problem loans decreased $84.3 million, or 77.0%, during 2014, reflecting our successful efforts in reducing the overall level of our potential problem loans as a result of the completion of several of our asset quality improvement initiatives. The significant decrease in our potential problem loans was primarily attributable to the payoff of an aggregate of $54.1 million of potential problem loans in a single credit relationship in our Southern California region during the third quarter of 2014. In addition, primarily as a result of this transaction, the single $19.0 million remaining loan related to this credit relationship was upgraded to a pass classification during the third quarter of 2014. The remaining decrease in our potential problem loans reflects transfers of certain potential problem loans to special mention status, transfers to nonaccrual status and payment activity.
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
Allowance for Loan Losses. Our allowance for loan losses decreased to $66.9 million at December 31, 2014, from $81.0 million and $91.6 million at December 31, 2013 and 2012, respectively. The decrease in our allowance for loan losses of $14.2 million during 2014 was primarily attributable to net loan charge-offs of $7.2 million and a negative provision for loan losses of $7.0 million.
We primarily attribute the negative provision for loan losses of $7.0 million during the year ended December 31, 2014 to the continued improvement in most asset quality metrics, including the payoff of an aggregate of $54.1 million of potential problem real estate construction and development loans in a single credit relationship in our Southern California region and an upgrade of a related credit from potential problem to pass classification, in addition to improving economic trends in our markets and in our loan portfolio.
Our allowance for loan losses as a percentage of total loans was 2.12%, 2.84% and 3.13% at December 31, 2014, 2013 and 2012, respectively. The decrease in the allowance for loan losses as a percentage of total loans during 2014 was primarily attributable to the decrease in our potential problem loans, which generally require a higher allowance for loan losses relative to the amount of the loans than the remainder of the loan portfolio, in addition to a decrease in our historical net loan charge-off experience as a result of declining charge-off levels for the years ended December 31, 2014 and 2013, as compared to the years ended December 31, 2012, 2011 and 2010.
Our allowance for loan losses as a percentage of nonaccrual loans was 116.35%, 153.02% and 83.37% at December 31, 2014, 2013 and 2012, respectively. The decrease in the allowance for loan losses as a percentage of nonaccrual loans during 2014 was primarily attributable to the increase in nonaccrual loans, a portion of which did not carry a specific allowance for loan losses as these loans had been charged down to the estimated fair value of the related collateral less estimated costs to sell.
The following table is a summary of the changes in the allowance for loan losses for the five years ended December 31, 2014:

	As of or For the Years Ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Allowance for loan losses, beginning of year	$81,033	91,602	137,710	201,033	266,448
Allowance for loan losses allocated to loans sold	—	—	—	—	(321)
Total	81,033	91,602	137,710	201,033	266,127
Loans charged-off:
Commercial, financial and agricultural	(4,898)	(5,578)	(17,410)	(46,256)	(52,072)
Real estate construction and development	(132)	(448)	(12,244)	(35,459)	(143,394)
Real estate mortgage:
One-to-four-family residential:
Residential mortgage	(5,469)	(10,053)	(16,794)	(23,647)	(52,799)
Home equity	(1,142)	(2,694)	(5,020)	(7,708)	(9,409)
Multi-family residential	(8,828)	(162)	(2,435)	(3,126)	(9,266)
Commercial real estate	(1,333)	(6,720)	(23,856)	(37,974)	(63,259)
Consumer and installment	(121)	(180)	(311)	(457)	(997)
Total	(21,923)	(25,835)	(78,070)	(154,627)	(331,196)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	4,687	5,302	12,886	6,962	37,776
Real estate construction and development	2,060	7,165	5,659	6,694	5,256
Real estate mortgage:
One-to-four-family residential:
Residential mortgage	3,749	3,902	4,634	3,473	4,965
Home equity	581	553	554	512	264
Multi-family residential	212	145	44	562	14
Commercial real estate	3,345	3,067	5,982	3,787	3,370
Consumer and installment	130	132	203	314	457
Total	14,764	20,266	29,962	22,304	52,102
Net loans charged-off	(7,159)	(5,569)	(48,108)	(132,323)	(279,094)
(Benefit) provision for loan losses	(7,000)	(5,000)	2,000	69,000	214,000
Allowance for loan losses, end of year	$66,874	81,033	91,602	137,710	201,033
Total loans outstanding:
Average	$2,946,603	2,819,005	3,054,893	3,781,082	5,483,898
End of year	3,149,243	2,857,095	2,930,747	3,284,279	4,492,284
End of year, excluding loans held for sale	3,117,832	2,831,547	2,864,614	3,253,168	4,437,814
Ratio of allowance for loan losses to loans outstanding:
Average	2.27%	2.87%	3.00%	3.64%	3.67%
End of year	2.12	2.84	3.13	4.19	4.48
End of year, excluding loans held for sale	2.14	2.86	3.20	4.23	4.53
Ratio of net charge-offs to average loans outstanding	0.24	0.20	1.57	3.50	5.09
Ratio of current year recoveries to preceding year's charge-offs	57.15	25.96	19.38	6.73	14.77

Our net loan charge-offs were $7.2 million, $5.6 million and $48.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our net loan charge-offs as a percentage of average loans were 0.24%, 0.20% and 1.57% for the years ended December 31, 2014, 2013 and 2012, respectively.
The slight increase in our net loan charge-off levels in 2014, as compared to 2013, is primarily attributable to the following:

•
A decrease in net loan recoveries associated with our real estate construction and development portfolio of $4.8 million. Net loan recoveries associated with this portfolio were $1.9 million in 2014, compared to $6.7 million in 2013. Net loan recoveries for 2013 included a $2.2 million recovery associated with the payoff of a $29.6 million credit relationship in our Northern California region;

•
A decrease in net loan charge-offs associated with our one-to-four-family residential loan portfolio of $6.0 million in 2013. Net loan charge-offs associated with this portfolio were $2.3 million in 2014, compared to $8.3 million in 2013, reflecting continued improvement in the asset quality metrics of our Mortgage Division portfolio.

•
An increase in net loan charge-offs associated with our multi-family residential portfolio of $8.6 million. Net loan charge-offs associated with this portfolio were $8.6 million in 2014, compared to $17,000 in 2013. Net loan charge-offs for 2014 included an aggregate of $8.4 million in charge-offs associated with the downgrade of a single $19.1 million multi-family residential loan relationship in our Chicago region from performing TDR to nonaccrual classification, as previously discussed; and

•
A decrease in net loan charge-offs associated with our commercial real estate portfolio of $5.7 million. Net loan recoveries associated with this portfolio were $2.0 million in 2014, compared to net loan charge-offs of $3.7 million in 2013.

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

•
A decrease in net loan charge-offs associated with our one-to-four-family residential loan portfolio of $8.3 million in 2013. Net loan charge-offs associated with this portfolio were $8.3 million in 2013, compared to $16.6 million in 2012, and primarily included net loan charge-offs in our Mortgage Division portfolio; and

•
A decrease in net loan charge-offs associated with our commercial real estate portfolio of $14.2 million. Net loan charge-offs associated with this portfolio were $3.7 million in 2013, compared to $17.9 million in 2012. Net loan charge-offs for 2012 included aggregate charge-offs of $11.2 million associated with the sale of $43.9 million of loans.

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

The following table is a summary of the allocation of the allowance for loan losses for the five years ended December 31, 2014:

	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans	Amount	Percent of Category of Loans to Total Loans
Commercial, financial and agricultural	$12,574	22.1%	$13,401	21.0%	$13,572	20.8%	$27,243	22.1%	$28,000	23.3%
Real estate construction and development	3,490	2.8	7,407	4.3	14,434	6.0	24,868	7.6	58,439	10.9
Real estate mortgage:
One-to-four-family residential	24,055	32.3	32,619	32.3	38,897	33.7	50,864	27.5	60,762	23.4
Multi-family residential	5,630	3.7	5,249	4.2	4,252	3.5	4,851	3.9	5,158	4.0
Commercial real estate	20,983	37.6	22,052	36.7	20,048	33.1	29,448	37.3	47,880	36.6
Consumer and installment	142	0.5	305	0.6	399	0.6	436	0.7	794	0.6
Loans held for sale	—	1.0	—	0.9	—	2.3	—	0.9	—	1.2
Total	$66,874	100.0%	$81,033	100.0%	$91,602	100.0%	$137,710	100.0%	$201,033	100.0%
The following table is a summary of the ratio of the allocated allowance for loan losses to loans by category as of December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013
Commercial, financial and agricultural	1.81%	2.23%
Real estate construction and development	3.88	6.09
Real estate mortgage:
One-to-four-family residential	2.37	3.54
Multi-family residential	4.88	4.33
Commercial real estate	1.77	2.10
Consumer and installment	0.81	1.68
Total	2.12	2.84
The changes in the percentage of the allocated allowance for loan losses to loans in these portfolio segments are reflective of changes in the overall level of special mention loans, potential problem loans, performing TDRs and nonaccrual loans within each of these portfolio segments, in addition to other qualitative and quantitative factors, including loan growth in certain portfolio segments.

Deposits
Deposits are the primary source of funds for First Bank. Our deposits consist principally of core deposits from our local market areas, including individual and corporate clients. The following table sets forth the distribution of our average deposit accounts for the years ended December 31, 2014, 2013 and 2012, and the weighted average interest rates paid on each category of deposits:

	Years Ended December 31,
	2014			2013			2012
(dollars in thousands)	Average Amount	Percent of Deposits	Rate	Average Amount	Percent of Deposits	Rate	Average Amount	Percent of Deposits	Rate
Noninterest-bearing demand	$1,288,162	26.6%	—%	$1,216,125	25.1%	—%	$1,168,464	23.1%	—%
Interest-bearing demand	691,992	14.3	0.06	660,845	13.7	0.06	623,066	12.3	0.07
Savings and money market	1,868,852	38.7	0.17	1,856,347	38.3	0.14	1,918,242	37.9	0.18
Time deposits	988,018	20.4	0.47	1,110,253	22.9	0.54	1,347,454	26.7	0.80
Total average deposits	$4,837,024	100.0%		$4,843,570	100.0%		$5,057,226	100.0%

Capital and Dividends
As previously discussed under “Item 1 —Business – Supervision and Regulation,” under the terms of the MOU with the FRB, the Company agreed, among other things, not to do any of the following without the prior approval of the FRB: (i) declare or pay any dividends on our common or preferred stock; (ii) incur or guarantee any debt; (iii) redeem any of our outstanding common or preferred stock; and (iv) cause First Bank to pay dividends in excess of its earnings or make a capital distribution that would cause First Bank's Tier 1 Leverage Ratio to fall below 9.0%. In addition, pursuant to Missouri Revised Statutes, First Bank is also required to obtain approval from the MDOF prior to paying any dividends to the Company. The FRB and the MDOF have complete discretion to grant any such approvals and therefore, it is not known whether the FRB or the MDOF will approve any such requests in the future. The dividend limitations are further described in Note 13 and Note 22 to our consolidated financial statements.
On December 31, 2008, the Company issued: (a) 295,400 shares of Class C Fixed Rate Cumulative Perpetual Preferred Stock, par value $1.00 per share, and liquidation preference of $1,000.00 per share; and (b) 14,770 shares of Class D Fixed Rate Cumulative Perpetual Preferred Stock, par value $1.00 per share, and liquidation preference of $1,000.00 per share, to the U.S. Treasury pursuant to the Company’s then-participation in the CPP program, as further described in “Item 1 —Business – Capital Structure” and in Note 13 to our consolidated financial statements. During the third quarter of 2013, the U.S. Treasury completed two auctions that resulted in the sale of our Class C Preferred Stock and Class D Preferred Stock to unaffiliated third party investors. We did not receive any proceeds from the sale and the sale did not have any effect on the terms of the outstanding Class C Preferred Stock and Class D Preferred Stock, including our obligation to satisfy accrued and unpaid dividends prior to the payment of any dividend or other distribution to holders of junior or parity stock (including our common stock, Class A Preferred Stock and Class B Preferred Stock), and an increase in the dividend rate on the Class C Preferred Stock from 5.00% to 9.00%, which commenced with the dividend payment date of February 15, 2014. The Class C Preferred Stock and Class D Preferred Stock qualify as Tier 1 capital. Dividends on our Class C Preferred Stock and Class D Preferred Stock, which carry annual dividend rates of 9.00% as of December 31, 2014, are payable quarterly.
We suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September, 2009, as further described in Note 13 to our consolidated financial statements. We have declared and accrued $68.4 million of regularly scheduled dividend payments on our Class C Preferred Stock and Class D Preferred Stock, and have accrued an additional $9.4 million of cumulative dividends on such deferred dividend payments at December 31, 2014. As such, the aggregate amount of these deferred and accrued dividend payments was $77.8 million at December 31, 2014. We ceased declaring dividends on our Class C Preferred Stock and Class D Preferred Stock during the fourth quarter of 2013. If we had declared and accrued dividends on our Class C Preferred Stock and Class D Preferred Stock during the fourth quarter of 2013 and the year ended December 31, 2014, we would have accrued an additional $37.3 million of dividend payments, and our aggregate deferred and accrued dividend payments would have been $115.1 million at December 31, 2014. We continue to evaluate whether declaring dividends on our Class C Preferred Stock and Class D Preferred Stock is appropriate in future periods. The Company's cessation of declaring and accruing dividends on its Class C Preferred Stock and Class D Preferred Stock did not have any effect on the terms of the outstanding Class C Preferred Stock and Class D Preferred Stock, including our obligations thereunder, as previously described.
Effective August 10, 2009, we also suspended the declaration of dividends on our Class A Convertible, Adjustable Rate Preferred Stock and our Class B Adjustable Rate Preferred Stock. Prior to that time, we declared and paid relatively small dividends on our Class A and Class B preferred stock.

The Company’s and First Bank’s capital ratios at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
First Bank:
Total Capital Ratio	17.81%	20.12%
Tier 1 Ratio	16.55	18.86
Leverage Ratio	11.35	11.77
First Banks, Inc.:
Total Capital Ratio	12.25	11.13
Tier 1 Ratio	7.33	6.58
Leverage Ratio	5.01	4.12
First Bank was categorized as well capitalized at December 31, 2014 and 2013 under the prompt corrective action provisions of the regulatory capital standards. The Company was categorized as adequately capitalized under the minimum regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2014 and 2013. First Bank’s and the Company's actual and required capital ratios are further described in Note 14 to our consolidated financial statements.
Trust Preferred Securities and Junior Subordinated Debentures. As of December 31, 2014, we had 13 affiliated Delaware or Connecticut statutory and business trusts that were created for the sole purpose of issuing trust preferred securities. As further described in Note 12 to our consolidated financial statements, the sole assets of the statutory and business trusts are our junior subordinated debentures. A summary of the outstanding trust preferred securities issued by our affiliated statutory and business trusts, and our related junior subordinated debentures issued to the respective trusts in conjunction with the trust preferred securities offerings as of December 31, 2014, is as follows:

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
For regulatory reporting purposes, the trust preferred securities are currently eligible for inclusion, subject to certain limitations, in our Tier 1 and Tier 2 capital. Because of these limitations, as of December 31, 2014, $208.8 million of trust preferred securities were not eligible for inclusion in our Tier 1 capital. Of the $208.8 million not eligible for inclusion in our Tier 1 capital, $142.2 million was eligible for inclusion in our Tier 2 capital and $66.6 million was not eligible for inclusion in our Tier 2 capital.
In August 2009, we announced the deferral of our regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October, 2009. The terms of the junior subordinated debentures and the related trust indentures allow us to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. The Company had deferred such payments for 18 quarterly periods as of December 31, 2013. These payments aggregated $62.7 million at December 31, 2013.
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
On March 14, 2014, the Company paid interest on all of the junior subordinated debentures of $66.4 million to the respective trustees, which was subsequently distributed to the trust preferred securities holders on the respective interest payment dates in March and April, 2014. Since that time, the Company has continued to pay interest on its junior subordinated debentures to the respective trustees on the regularly scheduled quarterly payment dates. Such interest payments have been funded through additional dividends from First Bank, as further described in Note 12 to our consolidated financial statements.
Basel III and the Final Capital Rules. As previously discussed under “Item 1 —Business – Capital Adequacy Requirements,” in July 2013, the federal bank regulators approved the Final Capital Rules implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Final Capital Rules include a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets and raise the minimum Tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets.
The calculation of common equity Tier 1 capital is different from the calculation of common equity under U.S. generally accepted accounting principles, or GAAP. Most significantly for the Company, the Company's net deferred tax assets, which are included in the calculation of common equity under GAAP, will be substantially phased out over time from the required calculation of common equity Tier 1 capital for regulatory purposes. To illustrate the difference between common equity under GAAP and common equity Tier 1 capital for regulatory purposes, the Company’s common equity under GAAP as of December 31, 2014, 2014 was $82.8 million, which includes net deferred tax assets of $271.8 million. In 2016, the majority of the Company’s net deferred tax assets will be excluded from the regulatory calculation of common equity Tier 1 capital due to the phase in requirements of the Final Capital Rules. As a direct result of this exclusion and the phase in of other required changes in the regulatory calculation of common equity Tier 1 capital, if, hypothetically, the Company were to apply the Final Capital Rules applicable in 2016 as of December 31, 2014, the Company’s common equity Tier 1 capital as of December 31, 2014 using the Final Capital Rules applicable in 2016 would be negative $83.7 million, or $166.5 million less than the Company’s common equity under GAAP. The net deferred tax assets attributable to net operating loss and tax credit carryforwards, which comprised over 87.0% of the Company's net deferred tax assets as of December 31, 2014, are scheduled to be phased out entirely from inclusion in the calculation of common equity Tier 1 capital in 2019.
In light of the Company’s current capital position and the future changes in the calculation of regulatory capital as a result of the Final Capital Rules, absent a substantial increase in qualifying common equity, the Company will not meet the common equity Tier 1 requirement under the Final Capital Rules. The inability to remain adequately capitalized under the Final Capital Rules could materially adversely impact our financial condition, results of operations, and ability to grow. In addition, the inability to meet the capital conservation buffer (which becomes applicable to the Company in 2016) would preclude the Company from making dividend payments on capital stock (unless a waiver is granted by the Federal Reserve) and may preclude the Company from making interest payments on trust preferred securities. It is not known whether the Federal Reserve would grant such a waiver.
See further information regarding these matters under "Item 1A —Risk Factors."
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
The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our President and Chief Executive Officer, Chief Financial Officer, Controller, Chief Investment Officer, Chief Credit Officer, Director of Risk Management and Audit, Director of Retail Banking, and certain other senior officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions that are either specifically directed by the ALCO or established by policy guidelines.

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
We are “asset-sensitive,” indicating that our assets would generally re-price with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 4.9% of net interest income, based on assets and liabilities at December 31, 2014. At December 31, 2014, we remain in an asset-sensitive position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with historically low interest rate levels, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.
We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of December 31, 2014, adjusted to account for anticipated prepayments:

(dollars in thousands)	Three Months or Less	Over Three through Six Months	Over Six through Twelve Months	Over One through Five Years	Over Five Years	Total
Interest-earning assets:
Loans (1)	$1,509,840	167,826	298,211	965,298	208,068	3,149,243
Investment securities	103,039	91,930	194,748	1,153,541	520,579	2,063,837
FRB and FHLB stock	30,458	—	—	—	—	30,458
Short-term investments	105,053	—	—	—	—	105,053
Total interest-earning assets	$1,748,390	259,756	492,959	2,118,839	728,647	5,348,591
Interest-bearing liabilities:
Interest-bearing demand deposits	$263,055	163,520	106,644	78,205	99,534	710,958
Money market deposits	1,616,853	—	—	—	—	1,616,853
Savings deposits	49,690	40,922	35,076	49,690	116,919	292,297
Time deposits	246,285	187,728	253,764	238,081	19	925,877
Securities sold under agreements to repurchase	64,875	—	—	—	—	64,875
Subordinated debentures	282,481	—	—	—	71,805	354,286
Total interest-bearing liabilities	$2,523,239	392,170	395,484	365,976	288,277	3,965,146
Interest-sensitivity gap:
Periodic	$(774,849)	(132,414)	97,475	1,752,863	440,370	1,383,445
Cumulative	(774,849)	(907,263)	(809,788)	943,075	1,383,445
Ratio of interest-sensitive assets to interest-sensitive liabilities:
Periodic	0.69	0.66	1.25	5.79	2.53	1.35
Cumulative	0.69	0.69	0.76	1.26	1.35

(1)	Loans are presented net of net deferred loan fees.
Management made certain assumptions in preparing the foregoing table. These assumptions included:

•	Loans will repay at projected repayment rates;

•	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

•	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and

•	Fixed maturity deposits will not be withdrawn prior to maturity.
A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.

We were in an overall asset-sensitive position of $1.38 billion, or 23.3% of our total assets at December 31, 2014. We were in an overall liability-sensitive position on a cumulative basis through the twelve-month time horizon of $809.8 million, or 13.6% of our total assets at December 31, 2014.
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
In the past, we have utilized derivative instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. We may also sell interest rate swap agreement contracts to certain clients who wish to modify their interest rate sensitivity. There were no interest rate swap agreement contracts outstanding at December 31, 2014 and 2013. Our derivative instruments are more fully described in Note 8 to our consolidated financial statements.
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
Our cash and cash equivalents were $205.4 million and $190.4 million at December 31, 2014 and 2013, respectively. A significant portion of these funds were maintained in our correspondent bank account with the FRB. The increase in our cash and cash equivalents of $15.0 million is further discussed under “—Financial Condition.”
Our unpledged investment securities decreased $337.0 million to $1.68 billion at December 31, 2014, from $2.02 billion at December 31, 2013, and are mostly comprised of highly liquid and readily marketable available-for-sale investment securities. The combined level of cash and cash equivalents and unpledged investment securities provided us with total available liquidity of $1.89 billion and $2.21 billion at December 31, 2014 and 2013, respectively. Our available liquidity of $1.89 billion represents 31.8% of total assets, at December 31, 2014, in comparison to $2.21 billion, or 37.3% of total assets, at December 31, 2013. Our loan-to-deposit ratio increased to 64.9% at December 31, 2014 from 59.4% at December 31, 2013.
During 2014, we reduced our aggregate funds acquired from other sources of funds by $12.6 million to $419.6 million at December 31, 2014, from $432.2 million at December 31, 2013. These other sources of funds include certificates of deposit of $100,000 or more and other borrowings, which are comprised of daily securities sold under agreements to repurchase. The decrease was attributable to a reduction in certificates of deposit of $100,000 or more of $34.3 million, partially offset by an increase in our daily repurchase agreements of $21.7 million. The following table presents the maturity structure of these other sources of funds at December 31, 2014:

(dollars in thousands)	Certificates of Deposit of $100,000 or More	Other Borrowings	Total
Three months or less	$91,237	64,875	156,112
Over three months through six months	65,438	—	65,438
Over six months through twelve months	102,916	—	102,916
Over twelve months	95,126	—	95,126
Total	$354,717	64,875	419,592

In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. First Bank's borrowing capacity through its relationship with the FRB was approximately $256.6 million and $283.9 million at December 31, 2014 and 2013, respectively. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency liquidity purposes. First Bank did not have any FRB borrowings outstanding at December 31, 2014 or 2013.
First Bank also has a borrowing relationship with the FHLB. First Bank's borrowing capacity through its relationship with the FHLB was approximately $396.9 million and $379.1 million at December 31, 2014 and 2013, respectively. The borrowing relationship is secured by one-to-four-family residential, multi-family residential and commercial real estate loans. First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. First Bank did not have any FHLB advances outstanding at December 31, 2014 or 2013.
As a means of further contingency funding, First Bank may use broker dealers to acquire deposits to fund both short-term and long-term funding needs, including brokered money market accounts, and has available funding, subject to certain limits, through the CDARS program. First Bank had $4.0 million and $4.9 million of time deposits through the CDARS program at December 31, 2014 and 2013, respectively, and $5.2 million of brokered money market accounts at December 31, 2014 and 2013. Exclusive of the CDARS program and brokered money market accounts, First Bank does not generally utilize broker dealers to acquire deposits.
We believe First Bank has sufficient liquidity to meet its current and future near-term liquidity needs; however, no assurance can be made that First Bank's liquidity position will not be materially, adversely affected in the future.
First Banks, Inc. First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company's liquidity position is affected by dividends received from its subsidiaries and the amount of cash and other liquid assets on hand, payment of interest on trust preferred securities and other debt instruments issued by the Company, dividends paid on common and preferred stock (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, and proceeds the Company raises through the issuance of debt and/or equity instruments, if any. The Company's unrestricted cash totaled $21.6 million and $1.9 million at December 31, 2014 and 2013, respectively.
We cannot pay any dividends on our common or preferred stock without the prior approval of the FRB, as previously discussed under “Item 1 —Business – Supervision and Regulation – Regulatory Agreements."
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
On January 31, 2014, the Company received regulatory approval from the FRB under the former Written Agreement, subject to certain conditions, which granted First Bank the authority to pay a dividend to the Company, and the authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities. In February 2014, First Bank paid a dividend of $70.0 million to the Company and the Company notified the trustees of the trust preferred securities of its intention to pay all cumulative interest that had been deferred on the junior subordinated debentures relating to our trust preferred securities, on the regularly scheduled quarterly payment dates in March and April, 2014. The aggregate amount owed on all of the junior subordinated debentures relating to our trust preferred securities at the respective March and April, 2014 payment dates was $66.4 million. On March 14, 2014, the Company paid interest on the junior subordinated debentures of $66.4 million to the respective trustees, which was subsequently distributed to the trust preferred securities holders on the respective interest payment dates in March and April, 2014, as further described under "Item 1 —Business – Recent Developments and Other Matters – Dividend from First Bank and Payment of Interest on Junior Subordinated Debentures" and in Note 12 to our consolidated financial statements. Subsequent to this payment, the Company has the ability to enter into future deferral periods of up to 20 consecutive quarterly periods without triggering a payment default or penalty. However, since that time, the Company has continued to pay interest on its junior subordinated debentures to the respective trustees on the regularly scheduled quarterly payment dates. Such interest payments have been funded through additional dividends from First Bank.
Without the payment of dividends from First Bank, the Company currently lacks the source of income and the liquidity to make future interest payments on the subordinated debentures associated with its trust preferred securities. Given restrictions placed upon First Bank, including regulatory restrictions, it may not be able to provide the Company with dividends in an amount sufficient to pay the interest on the trust preferred securities. In such case, the Company would have to pursue alternative funding sources, but there can be no assurance that the Company will be able to identify and obtain alternative funding due to the uncertainty of our ability to access future liquidity through debt markets. As further described under “Item 1A —Risk Factors,” the Company's ability to access debt markets on terms satisfactory to us will depend on our financial performance and conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of our control.
During the period of deferral of interest on our regularly scheduled interest payments on our outstanding junior subordinated debentures relating to our $345.0 million of trust preferred securities, we were not allowed to, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock or make any payment on outstanding debt obligations that rank equally with or junior to our junior subordinated debentures. Accordingly, we also suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September 2009, as further described under “—Capital and Dividends,” and in Note 13 to our consolidated financial statements. We have deferred and accrued $68.4 million of regularly scheduled dividend payments on our Class C Preferred Stock and Class D Preferred Stock, and have accrued an additional $9.4 million of cumulative dividends on such deferred dividend payments at December 31, 2014. As such, the aggregate amount of these deferred and accrued dividend payments was $77.8 million at December 31, 2014. If we had continued to declare and accrue dividends on our Class C Preferred Stock and Class D Preferred Stock during the fourth quarter of 2013 and the year ended December 31, 2014, we would have accrued an additional $4.1 million and $33.2 million, respectively, of dividend payments, and our aggregate deferred and accrued dividend payments would have been $115.1 million at December 31, 2014, as further described in Note 13 to our consolidated financial statements.
The Company's financial position will be adversely affected if it experiences increased liquidity needs and any of the following events occur:

•
First Bank is unable or prohibited by its regulators to pay future dividends to the Company sufficient to satisfy the Company's operating cash flow needs. The Company's ability to receive future dividends from First Bank to assist the Company in meeting its operating requirements, both on a short-term and long-term basis, is currently subject to certain restrictions, as further described above and under “Item 1 —Business – Supervision and Regulation – Regulatory Agreements;”

•	We deem it advisable, or are required by regulatory authorities, to use cash maintained by the Company to support the capital position of First Bank;

•
First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so. As discussed above, First Bank has no outstanding borrowings at December 31, 2014, with the exception of $64.9 million of daily repurchase agreements utilized by clients as an alternative deposit product, and has substantial borrowing capacity through its relationships with the FHLB and the FRB, as previously discussed; or

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
Other Commitments and Contractual Obligations. We have entered into long-term leasing arrangements and other commitments and contractual obligations in conjunction with our ongoing operating activities. The required payments under such leasing arrangements, other commitments and contractual obligations at December 31, 2014 were as follows:

(dollars in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total (1)
Operating leases	$8,018	12,327	5,826	9,401	35,572
Certificates of deposit (2)	686,939	202,865	36,054	19	925,877
Securities sold under agreements to repurchase	64,875	—	—	—	64,875
Subordinated debentures (3)	—	—	—	354,286	354,286
Class C Preferred Stock and Class D Preferred Stock (3) (4)	—	—	—	312,743	312,743
Other contractual obligations	294	2	—	—	296
Total	$760,126	215,194	41,880	676,449	1,693,649

(1)
Amounts exclude ASC Topic 740 unrecognized tax liabilities of $873,000 and related accrued interest expense of $195,000 for which the timing of payment of such liabilities cannot be reasonably estimated as of December 31, 2014.

(2)	Amounts exclude the related accrued interest expense on certificates of deposit of $333,000 as of December 31, 2014.

(3)
Amounts exclude the accrued interest expense on junior subordinated debentures of $374,000 as of December 31, 2014, accrued dividends declared on preferred stock of $77.8 million and undeclared dividends of $37.3 million as of December 31, 2014.

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
Allowance for Loan Losses. We maintain an allowance for loan losses at a level we consider appropriate to provide for probable losses in our loan portfolio. The determination of our allowance for loan losses requires management to make significant judgments and estimates based upon a periodic analysis of our loans held for portfolio and held for sale considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, the fair value of underlying loan collateral, our clients’ ability to repay their loans and selected key financial ratios. If actual events prove the estimates and assumptions we used in determining our allowance for loan losses were incorrect, we may need to make additional provisions for loan losses. Any increases in our allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations. For further discussion, refer to “—Loans and Allowance for Loan Losses,” “Item 1A —Risk Factors” and Note 4 to our consolidated financial statements appearing elsewhere in this report.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The quantitative and qualitative disclosures about market risk are included under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk Management” appearing on pages 44 through 46 of this report.
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
Item 8. Financial Statements and Supplementary Data
The financial statements and supplementary data appear on pages 65 through 116 of this report and are incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On December 19, 2014, the Audit Committee of the Board of Directors (the "Audit Committee") of First Banks, Inc. dismissed KPMG LLP as the Company’s Independent Registered Public Accounting Firm upon completion of their audit of the Company's consolidated financial statements as of and for the year ending December 31, 2014, and the issuance of their report thereon, and approved the engagement of Crowe Horwath LLP as the Company's Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2015. For additional information regarding this matter, please refer to our Current Report on Form 8-K as filed with the SEC on December 29, 2014. There have been no disagreements with the Company’s Independent Registered Public Accounting Firm for the two-year period ended December 31, 2014.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the framework set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on the criteria established in COSO’s Internal Control – Integrated Framework.
This annual report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors and Committees of the Board
Our Board of Directors consists of nine members. The Board determined that Messrs. Blake, Cooper, Poelker, Rounsaville and Yaeger are independent. Each of our directors identified in the following table was elected to serve a one-year term and until his or her successor has been duly qualified for office.

Name	Age	Director Since	Principal Occupation(s) During Last Five Years and Directorships of Public Companies
James F. Dierberg	77	1979
Chairman of the Board of Directors of First Banks, Inc. since 1988; Chief Executive Officer of First Banks, Inc. from 1988 to April 2003; President of First Banks, Inc. from 1979 to 1992 and from 1994 to October 1999.

Michael J. Dierberg (1)	44	2011
Vice Chairman of First Banks, Inc. since January 2012; Director of First Banks, Inc. from May 2011 to January 2012 and from July 2001 to July 2004; General Counsel of First Banks, Inc. from June 2002 to July 2004; Prior to rejoining First Banks, Inc. as a Director, Mr. Dierberg served as an attorney for the United States Department of Justice in Washington, D.C. from July 2004 to June 2010. The Board and voting shareholders considered these qualifications, in addition to his experience with the Company and the banking industry, in making a determination that Mr. M. Dierberg should be a nominee for director of the Company.

Timothy J. Lathe (2)	59	2015
Director, President and Chief Executive Officer of First Banks, Inc. since February 2015; Executive Vice President and Chief Banking Officer of First Banks, Inc. from April 2013 to February 2015; Chairman of the Board of Directors of First Bank since February 2015; President and Chief Executive Officer of First Bank since April 2013; Director of First Bank from April 2013 to February 2015; Executive Vice President, National Sales Executive of KeyCorp in Cleveland, Ohio, from January 2011 to August 2012; Executive Vice President and Wealth Management Business Line Head of KeyCorp from February 2009 to January 2011; Executive Vice President and Head of The Private Client Group of National City Corporation in Cleveland, Ohio, from 2004 to February 2009. The Board and voting shareholders considered these qualifications, in addition to his experience with the Company and the banking industry, in making a determination that Mr. Lathe should be a nominee for director of the Company.

Allen H. Blake (3)	72	2008
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

James A. Cooper (3)(4)	59	2008
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

Ellen Dierberg Milne (5)	40	2014
Director of First Banks, Inc. since July 2014. Business and Brand Development Executive for Dierberg Star Lane Winery & Vineyard in Santa Ynez, California, since 2005; Managing Member of Tin Mill Brewery in Hermann, Missouri, from 2006 to 2012. In addition, Ms. Milne has previously served in various capacities within numerous departments of First Banks, Inc. including marketing, retail, human resources and accounting and finance, and was a Director of First Banks America, Inc., a former publicly-traded subsidiary of First Banks, Inc. The Board and voting shareholders considered these qualifications, in addition to her previous experience with the Company and the banking industry, in making a determination that Ms. Milne should be a nominee for director of the Company.

John S. Poelker (3)(6)	72	2011
Chairman, President and Chief Executive Officer of CertusBank, N.A., a national bank headquartered in Greenville, South Carolina, since August, 2014; Since retiring as Chief Financial Officer of Old National Bank of Evansville, Indiana, in 2005, Mr. Poelker has served as a consultant to a variety of banks and served as Executive Vice President and Chief Financial Officer of State Bank Financial Corporation, in Atlanta, Georgia; President and Chief Executive Officer of Beach First National Bank in Myrtle Beach, South Carolina; and President and Chief Executive Officer of Georgian Bancorporation in Atlanta, Georgia. Director of Hampton Roads Bancshares, Inc. in Virginia Beach, Virginia.

Guy Rounsaville, Jr. (3)(6)	71	2011
Former Director of Diversity at Allen Matkins Leck Gamble Mallory & Natsis LLP, a law firm based in California, from September 2009 to May 2012; General Counsel of the Doctors Company from August 2008 to November 2008; Deputy General Counsel of Bank of America from October 2007 to March 2008; General Counsel and Corporate Secretary of LaSalle Bank Corporation and ABN AMRO’s North American Region from November 2006 to October 2007; Executive Vice President and General Counsel of VISA International from 2001 to October 2006; Partner at Allen Matkins Leck Gamble Mallory & Natsis LLP from 1999 to 2001; General Counsel of Wells Fargo Bank, N.A. and Wells Fargo & Company from 1969 to 1998; Director of Tri-Valley Bank; Director of United American Bank; Director of Medley Management Company.

(continued)

Name	Age	Director Since	Principal Occupation(s) During Last Five Years and Directorships of Public Companies

Douglas H. Yaeger (3)	66	2000
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

(2)
At the regular meeting of the First Banks, Inc. Board of Directors held on October 30, 2014, Mr. Terrance M. McCarthy announced his retirement and resigned his positions as Director, President and Chief Executive Officer of the Company, effective February 13, 2015. Upon acceptance of Mr. McCarthy's resignation as Director, President and Chief Executive Officer of the Company, the Board of Directors elected Mr. Timothy J. Lathe as Director, President and Chief Executive Officer of the Company, effective February 13, 2015. Mr. McCarthy will serve as Senior Advisor to the Chief Executive Officer to assist with the transition of leadership through July 1, 2015, and in that role, will continue to receive his salary and benefits, as disclosed in "Item 11 – Executive Compensation – Compensation Discussion and Analysis."

(3)	Member of the Audit Committee. Mr. John S. Poelker serves as Chairman of the Audit Committee and the Audit Committee Financial Expert.

(4)	Member of the Compensation Committee. Mr. James A. Cooper serves as Chairman of the Compensation Committee.

(5)
Ms. Ellen Dierberg Milne is the daughter of Mr. James F. Dierberg and was appointed as a Director of the Company, effective July 25, 2014. See Item 12. Security Ownership of Certain Beneficial Owners and Management.

(6)	Elected to the Board of Directors by the U.S. Treasury as the former sole holder of the Company’s Class C Preferred Stock and Class D Preferred Stock.
Committees of the Board of Directors
Audit Committee. Four members of our Board of Directors currently serve on the Audit Committee, all of whom the Board of Directors determined to be independent. The Audit Committee assists the Board of Directors in fulfilling the Board’s oversight responsibilities with respect to the quality and integrity of the consolidated financial statements, financial reporting process and systems of internal controls. The Audit Committee also assists the Board of Directors in monitoring the independence and performance of the independent auditors, the internal audit department and the operation of ethics programs. The Audit Committee operates under a written charter adopted by the Board of Directors. The members of the Audit Committee as of March 24, 2015 were Messrs. Blake, Cooper, Poelker and Yaeger. Mr. Poelker serves as Chairman of the Audit Committee and was determined by the Board of Directors to be an audit committee financial expert.
Compensation Committee. The Board of Directors maintains a Compensation Committee comprised solely of directors determined to be independent. The members of the Compensation Committee as of March 24, 2015 were Messrs. Cooper and Rounsaville. Mr. Cooper serves as Chairman of the Compensation Committee. The Compensation Committee, governed by a written charter adopted by the Board of Directors, oversees the compensation of the executive officers of the Company and reviews compensation and benefit packages and programs for the Company’s employees generally and previously reviewed the Company’s compliance with the requirements of the EESA and regulations thereunder.

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
The Audit Committee reviewed with the Independent Registered Public Accounting Firm, which is responsible for planning and carrying out a proper audit and expressing an opinion on the conformity of our audited consolidated financial statements with U.S. generally accepted accounting principles, their judgments as to the acceptability of the accounting principles we use, and such other matters as are required to be discussed with the Audit Committee by Statement on Auditing Standards No. 114, The Auditor’s Communication With Those Charged With Governance. In addition, the Audit Committee discussed with the Independent Registered Public Accounting Firm its independence from management and the Company, including the matters required by Public Company Accounting Oversight Board, or PCAOB, Auditing Standard No. 16, Communications with Audit Committees, and the Audit Committee considered the compatibility of non-audit services provided by the Independent Registered Public Accounting Firm with the firm’s independence. KPMG LLP has provided the Audit Committee with the written disclosures and letter required by PCAOB Rule 3526, Communication with Audit Committees Concerning Independence.
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
In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Annual Report on Form 10-K as of and for the year ended December 31, 2014 for filing with the SEC.

Audit Committee
John S. Poelker, Chairman of the Audit Committee
Allen H. Blake
James A. Cooper
Douglas H. Yaeger
Code of Ethics for Principal Executive Officer and Financial Professionals
The Board of Directors has approved a Code of Ethics for Principal Executive Officer and Financial Professionals that covers the Chief Executive Officer, the Chief Financial Officer, the Chief Credit Officer, the Chief Investment Officer, the Controller, the Director of Tax, and all professionals serving in a Corporate Finance, Accounting, Treasury, Tax or Investor Relations role. These individuals are also subject to the policies and procedures adopted by the Company that govern the conduct of all of its employees. The Code of Ethics for Principal Executive Officer and Financial Professionals is included as an exhibit to this Annual Report on Form 10-K. The Company intends to post on its website at www.firstbanks.com any amendment to or waiver from any provision in the Code of Ethics for Principal Executive Officer and Financial Professionals that applies to the Chief Executive Officer, Chief Financial Officer, Controller or other person performing similar functions and that relate to any element of the standards enumerated in the SEC rules.
Code of Conduct for Employees, Officers and Directors
The Board of Directors has approved a Code of Conduct applicable to all employees, officers and directors of the Company that addresses conflicts of interest, honesty and fair dealing, accounting and auditing matters, political activities and application and enforcement of the Code of Conduct. The Code of Conduct is available on the Company’s website, www.firstbanks.com, under “About Us —Compliance.”

Executive Officers
Our executive officers, each of whom was elected to the office(s) indicated by the Board of Directors, as of March 24, 2015, were as follows:

Name	Age	Current First Banks, Inc. Office(s) Held	Principal Occupation(s) During Last Five Years
James F. Dierberg	77	Chairman of the Board of Directors.	See “Item 10 – Directors, Executive Officers and Corporate Governance – Board of Directors.”

Michael J. Dierberg	44	Vice Chairman.	See “Item 10 – Directors, Executive Officers and Corporate Governance – Board of Directors.”

Timothy J. Lathe (1)	59	President, Chief Executive Officer and Director; Chairman of the Board of Directors, President and Chief Executive Officer of First Bank.	See “Item 10 – Directors, Executive Officers and Corporate Governance – Board of Directors.”

Lisa K. Vansickle	47	Executive Vice President and Chief Financial Officer; Executive Vice President, Chief Financial Officer, Secretary and Director of First Bank.
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

John H. Montgomery	52	Executive Vice President and Chief Credit Officer; Executive Vice President and Chief Credit Officer of First Bank.
Executive Vice President and Chief Credit Officer of First Banks, Inc. since March 2014; Executive Vice President and Chief Credit Officer of First Bank since March 2014; Senior Vice President and Senior Credit Risk Officer of Susquehanna Bancshares, Inc. in Lititz, Pennsylvania, from March 2012 to March 2014; President, Pennsylvania Division of Susquehanna Bank from December 2010 to March 2012; Managing Director, Commercial Banking Pennsylvania Division of Susquehanna Bank from May 2009 to December 2010; and various other roles within Susquehanna prior to December 2010.

(1)
At the regular meeting of the First Banks, Inc. Board of Directors held on October 30, 2014, Mr. Terrance M. McCarthy announced his retirement and resigned his positions as Director, President and Chief Executive Officer of the Company, effective February 13, 2015. Upon acceptance of Mr. McCarthy's resignation as Director, President and Chief Executive Officer of the Company, the Board of Directors elected Mr. Timothy J. Lathe as Director, President and Chief Executive Officer of the Company, effective February 13, 2015.

Item 11. Executive Compensation
Compensation Discussion and Analysis.
General. The purpose of this Compensation Discussion and Analysis is to provide information about the philosophies and principles of the Company regarding the compensation program for our executive officers including our Chief Executive Officer, Chief Financial Officer and the three most highly compensated other executive officers (collectively, our “Named Executive Officers” or “NEOs”). Our Named Executive Officers for 2014 were as follows:

•	Timothy J. Lathe, Executive Vice President and Chief Banking Officer (President and Chief Executive Officer as of February 13, 2015)

•	Michael J. Dierberg, Vice Chairman

•	Lisa K. Vansickle, Executive Vice President and Chief Financial Officer

•	John H. Montgomery, Executive Vice President and Chief Credit Officer

•	Terrance M. McCarthy, President and Chief Executive Officer (retired as of February 13, 2015)
Compensation Objective. The objective of our executive compensation policies and practices is to attract and retain talented key executives that will contribute to the achievement of strategic goals and the growth and success of the Company in order to enhance the long-term value of the Company. Compensation is based upon the achievement of corporate goals and objectives, as established by the Compensation Committee. Rewards for performance are designed to motivate the continued strong performance of key executives on a long-term basis.
Our executive compensation program is designed to reward the achievement of financial results in accordance with our corporate goals and objectives within the limits of our ownership structure. The compensation program of the Company is reflective of its ownership structure. As outlined in the stock ownership table included in "Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," all of our common stock is owned by various trusts, established by and administered by and for the benefit of Mr. James F. Dierberg, our Chairman of the Board, and members of his immediate family, including Mr. Michael J. Dierberg, our Vice Chairman, and Ms. Ellen Dierberg Milne, a member of our Board of Directors. Therefore, we do not use equity awards in our compensation program.
The current elements of our executive compensation program include a base salary and potential incentive compensation. In addition, executive officers are eligible to participate in a benefits program including health insurance, 401(k) plan, time away benefits and life insurance which are offered to all of our employees. We do not provide the Named Executive Officers with employment contracts or severance agreements, and consequently, we are under no obligation to make additional payments to any of the Named Executive Officers in the event of severance, change in control, retirement or resignation other than as may be provided under the incentive compensation plan discussed below.
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
Salary. The base salaries of the NEOs are generally established in March of each year and are dependent upon the evaluation of certain factors and, in part, on subjective considerations. The level of base salaries of the NEOs is designed to reward the officer’s performance based upon an evaluation of the following factors: (i) the performance of the Company and the achievement of corporate goals and objectives, considering general business and industry conditions, among other factors, and the contributions of specific executives towards the overall performance; (ii) each executive officer’s areas of responsibility and the Company’s performance in those areas; and (iii) the level of compensation paid to comparable executives by other financial institutions of comparable size in the market areas in which we operate to ensure we maintain a competitive compensation package. Our corporate goals and objectives provide particular measurements to which the Compensation Committee and executive management assign significance, such as growth / revenue, earnings / efficiency, asset quality and risk management / regulatory compliance. In 2014, the Compensation Committee considered these factors and suggestions of the Chairman of the Board and the Chief Executive Officer, without assigning a specific weight to any particular factor, and evaluated on a subjective basis the appropriate base salary and related annual salary increases of the NEOs. Base salaries of executive officers are reviewed on an ongoing basis and are generally adjusted annually, and may be further adjusted periodically as a result of significant changes in responsibility, employment market conditions, and other factors. Based upon such evaluation, the base salary of Messrs. Lathe, Dierberg and McCarthy and Ms. Vansickle were increased by 3.4%, 1.0%, 1.8% and 1.1%, respectively.
Bonuses. We generally do not award bonuses to our NEOs other than in unique circumstances. The NEOs have not received a bonus since 2007, except Mr. Montgomery, who received a bonus upon his acceptance of employment with the Company in 2014.

Incentive Compensation. In furtherance of our philosophy of rewarding achievement of financial results in accordance with our corporate goals and objectives, in May, 2014, the Compensation Committee adopted the Senior Executive Incentive Plan, or the Incentive Plan. The Incentive Plan was crafted to provide both a short-term cash incentive based upon the annual performance of the Company as well as a longer term incentive based upon the performance of the Company over a two-year period. Under the Incentive Plan, our NEOs may receive an annual incentive payment, calculated as a percentage of the executive’s annual salary, in cash and/or Partners in Performance Units, or Units, under the Partners in Performance Plan, or the PiP Plan. Any Units so granted are subject to the terms and conditions of the PiP Plan, described below.
The Compensation Committee determines (1) the executive officers eligible to participate in the Incentive Plan for the fiscal year; (2) the amount of any potential incentive payment based upon a percentage of each executive officer’s salary; (3) the allocation of the method of payment of any incentive between cash and Units; and (4) the financial performance goals and the weighting of such goals for each executive officer on which an incentive payment may be made. Individual awards are based on the Company’s attainment of performance goals comprised of specific components of the following: growth / revenue; earnings / efficiency; asset quality; and risk management / regulatory compliance. In 2014, the primary components of the financial performance goals were the pre-tax net income of First Bank and the amount of total loans outstanding with each component accounting for 30% of the performance measurement. The Compensation Committee assigned lesser weightings to several other performance measures including First Bank’s total revenue, efficiency ratio, amount of classified assets and risk management. The Compensation Committee has the right to exclude significant extraordinary, nonrecurring or unusual items when calculating the Company’s financial performance in determining the achievement of financial goals.
Under the PiP Plan, Units are subject to forfeiture until they vest upon the last day of the two-year period which generally begins on January 1 of the year in which the Units are awarded. If a NEO ceases to be employed by the Company or its affiliates due to death, Disability, Reduction in Force or Retirement (as such terms are defined in the PiP Plan) prior to the completion of the two-year vesting period, any Units held by such NEO will become immediately vested as of the date of such death, Disability, Reduction in Force or Retirement. The value of each Unit is determined as of the end of the two-year vesting period unless the Units vest as a result of death, Disability, Reduction in Force or Retirement, in which event the value of each Unit will be $1.00. Following the determination of the Unit value, the value of the Unit will either be paid to the participant or, if properly elected by the participant, deferred subject to the terms of the Company’s Non-Qualified Deferred Compensation Plan, described below. The Unit value is initially computed by subtracting the Base Pretax Net Income from First Bank's Pretax Net Income (as such terms are defined in the PiP Plan) for the applicable two-year vesting period, dividing the difference by one hundred million ($100,000,000), adding $1.00 and rounding the resulting sum to the nearest cent ($0.01). Notwithstanding the results of the initial calculation of the Unit value, the Unit value shall not be less than $0.80 nor more than $1.40.
In 2014, the Compensation Committee established the following range of amounts, which include both cash and Units, as potential incentive payments based on a percentage of each executive officer's salary: Mr. Lathe (30% - 120%); Mr. Dierberg (20% - 70%); Ms. Vansickle (30% - 120%); Mr. Montgomery (20% - 100%); and Mr. McCarthy (40% - 160%). The payment of any amount is subject to the achievement of “Threshold” performance in the aggregate as determined by the Compensation Committee. In determining the amount of annual incentive payments to be paid under the Incentive Plan in 2015 for 2014 performance, the Compensation Committee assigned specific weightings to each performance component as follows:

Component (dollars in thousands)	Threshold	Target	Superior	Actual	Weighting
Bank Pre-Tax Net Income	$42,582	$47,313	$56,776	$46,856	30%
Loans Outstanding	$3,086,231	$3,122,167	$3,250,000	$3,102,367	30%
Bank Total Revenue	$210,569	$221,652	$239,384	$216,027	10%
Bank Efficiency Ratio	80.00%	78.65%	75.50%	81.55%	10%
Classified Assets	$155,300	$125,000	$100,000	$139,356	10%
Risk / Regulatory	Evaluation	Evaluation	Evaluation	Evaluation	10%
Total					100%
In evaluating the performance, the Compensation Committee assigned a value to each performance component based on the following scale: Below Threshold (1-2); Threshold (3); Target (4); and Superior (5). The Compensation Committee exercised its discretion provided under the Incentive Plan to take into consideration certain extraordinary or one-time events. For example, the Compensation Committee excluded loans purchased from other originators in the calculation of "Loans Outstanding." After evaluating each performance component and taking into consideration extraordinary events, the Compensation Committee determined that the 2014 aggregate performance under the Incentive Plan was 3.75. Based on that conclusion, the Compensation Committee approved the amounts of payments of cash and Units to the NEOs and such amounts were paid in March 2015, as further described in the Summary Compensation Table and the Grant of Plan-Based Awards Table.

Deferred Compensation. We offer the opportunity to defer a portion of compensation under a Nonqualified Deferred Compensation Plan, or NQDC Plan, to the NEOs and other key employees to promote retention by providing a long-term savings opportunity on a tax-deferred basis. NEOs may elect to defer a portion of their salary as well as any cash or Unit payment under the Incentive Plan. Although the NQDC Plan allows the Company to credit the accounts of any participant with discretionary contributions, no such discretionary contributions have been made since the NQDC Plan’s inception.
Payment Recoupment. In order to further align the interests of the NEOs and other employees with the interests of the shareholders and support good governance practices, we have included in each of our incentive compensation plans a right of the Company to recover any payment under a plan if such payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.
Executive Compensation. The following table sets forth certain information regarding compensation earned by the NEOs for the years ended December 31, 2014, 2013 and 2012:
SUMMARY COMPENSATION TABLE

Name and Principal Position(s) (dollars in thousands)	Year	Salary (1)	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)		Total
Timothy J. Lathe (4)	2014	$445,000	—	118,125	78,600	(5)	641,725
Executive Vice President and Chief Banking Officer	2013	309,800	—	—	32,500	(5)	342,300

Michael J. Dierberg (6)	2014	251,700	—	44,188	10,000		305,888
Vice Chairman	2013	250,000	—	—	10,000		260,000

Lisa K. Vansickle	2014	267,000	—	70,350	10,400		347,750
Executive Vice President and Chief Financial Officer	2013	262,500	—	—	10,200		272,700
	2012	250,600	—	—	9,700		260,300

John H. Montgomery (7)	2014	218,600	30,000	65,975	73,300	(8)	387,875
Executive Vice President and Chief Credit Officer

Terrance M. McCarthy (9)	2014	637,700	—	272,638	10,400		920,738
President and Chief Executive Officer	2013	623,700	—	—	10,200		633,900
	2012	593,700	—	—	10,000		603,700

(1)
Salary reported for Mr. McCarthy for 2014 includes amounts deferred in our NQDC Plan of $159,400, as further described below and in Note 21 to our consolidated financial statements. Salary and bonus reported for Ms. Vansickle and Messrs. Lathe, Dierberg and Montgomery did not include any amounts deferred in our NQDC Plan. Earnings by the NEOs on their NQDC Plan balances did not include any above-market or preferential earnings.

(2)
Amounts reflect the cash portion of the annual incentive payment under the Incentive Plan based on performance and are reflected in the "Grants of Plan-Based Awards Table." The Incentive Plan was adopted in 2014 and, as such, no grants were earned for the years ended December 31, 2013 or 2012.

(3)
All other compensation reported reflects 401(k) employer match contributions, as further described in Note 21 to our consolidated financial statements, with the exception of the amounts reported for Messrs. Lathe and Montgomery, as further described below.

(4)
Mr. Lathe became President and Chief Executive Officer and Director of the Company on February 13, 2015. Mr. Lathe joined the Company as Executive Vice President and Chief Banking Officer on April 26, 2013.

(5)
All other compensation reported for Mr. Lathe for 2014 reflects 401(k) employer match contributions of $10,400 and $68,200 associated with a corporate relocation package, including the related tax gross-up. All other compensation reported for Mr. Lathe for 2013 reflects $32,500 associated with a corporate relocation package.

(6)	Mr. Dierberg was appointed an executive officer of the Company on January 25, 2013.

(7)	Mr. Montgomery joined the Company as Executive Vice President and Chief Credit Officer on March 31, 2014.

(8)
All other compensation reported for Mr. Montgomery for 2014 reflects 401(k) employer match contributions of $10,400 and $62,900 associated with a corporate relocation package, including the related tax gross-up.

(9)
Mr. McCarthy retired from his positions as President and Chief Executive Officer and Director of the Company effective February 13, 2015. Mr. McCarthy will serve as Senior Advisor to the Chief Executive Officer to assist with the transition of leadership through July 1, 2015, and will continue to receive salary and benefits through such date.

The following table sets forth certain information regarding grants of plan-based awards earned by the NEOs for the year ended December 31, 2014:
GRANTS OF PLAN-BASED AWARDS TABLE

			Estimated Future Payouts Under Non-Equity Incentive Plan Cash Awards
Name (dollars in thousands)	Type of Award	Number of Units (#)	Threshold ($)	Target ($)	Superior ($)
Timothy J. Lathe	Cash (1)			118,125
	PiP Units (2)	118,125	94,500	118,125	165,375

Michael J. Dierberg	Cash (1)			44,188
	PiP Units (2)	34,719	27,775	34,719	48,607

Lisa K. Vansickle	Cash (1)			70,350
	PiP Units (2)	70,350	56,280	70,350	98,490

John H. Montgomery	Cash (1)			65,975
	PiP Units (2)	65,975	52,780	65,975	92,365

Terrance M. McCarthy	Cash (1)			272,638
	PiP Units (2)(3)	272,638	218,110	272,638	381,693

(1)	Amounts reflect the cash portion of the annual incentive awards earned in 2014 and paid in March 2015. For more information on these awards, refer to “Incentive Compensation" above.

(2)
The value of the Units granted under the PiP Plan is determined as of the vesting date but shall not be less than $0.80 nor more than $1.40 per unit. The value of any unit that vests as a result of death, Disability, Reduction in Force or Retirement is $1.00, which reflects the Target value included above.

(3)	The value of Mr. McCarthy’s Units is $1.00 per Unit as a result of his retirement from the Company as of July 1, 2015.
Nonqualified Deferred Compensation. Officers that meet certain position and base salary criteria and non-employee directors are eligible to participate in our NQDC Plan. Participants are allowed to defer, on an annual basis, up to 25% of their salary and up to 100% of their incentive payments, and hypothetically invest in various investment options available in the NQDC Plan that are selected by the participant and may be changed by the participant at any time. These investment options mirror the investment options that we offer through our 401(k) plan and include various investment funds such as equity funds, international stock funds, capital appreciation funds, money market funds, bond funds, mid-cap value funds and growth funds. The rate of return on such investment options in 2014 ranged from (13.72%) to 22.28%.
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

The following table sets forth certain information regarding nonqualified deferred compensation earned by the NEOs for the year ended December 31, 2014:
NONQUALIFIED DEFERRED COMPENSATION TABLE

Name (dollars in thousands)	Executive Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year (2)	Aggregate Withdrawals / Distributions in Last Fiscal Year	Aggregate Balance at December 31, 2014 (3)
Timothy J. Lathe	$—	500	—	9,900
Lisa K. Vansickle	—	1,800	—	60,500
Terrance M. McCarthy	159,400	38,500	—	1,489,300

(1)
All executive contributions represent the deferral of base salary and/or bonus payments reflected in the “Summary Compensation Table.” We did not make any discretionary contributions under the NQDC Plan as of and for the year ended December 31, 2014. In addition, Messrs. Dierberg and Montgomery elected not to participate in the NQDC Plan.

(2)	Earnings by the named executive officers on their NQDC Plan balances did not include any above-market or preferential earnings.

(3)
Represents deferrals of cash consideration from prior years, as previously reported as compensation in the Company’s previously filed Annual Reports on Form 10-K, and the cumulative earnings on the original deferred amounts and the participant’s 2014 activity.

Potential Payments upon Termination. Although we do not have employment agreements with our NEOs, there are arrangements that may provide post-termination benefits. Upon termination of employment, the executive officers will receive payments of the vested portion of the executive’s deferred compensation account balance under our NQDC Plan as previously described above. If determined to be appropriate under the circumstances by the Compensation Committee, an executive officer may receive severance upon execution of a general release of any claims against the Company. While there are no plans or arrangements to determine the amount of such severance, the Company has previously paid severance to employees in an amount equal to two weeks of base salary per completed year of service.
Under the PiP Plan, any outstanding Units held by a NEO will vest immediately upon the executive’s Retirement or Reduction in Force and shall have a value at such time equal to $1.00 per Unit. For purposes of the PiP Plan, Retirement means a resignation by an executive who is age 59½ or older and has been employed by the Company for at least five years. A Reduction in Force, under the PiP Plan, means a discharge from employment for reasons unrelated to any action or inaction of the executive and that, in the discretion of the Compensation Committee, results in the payment of severance. Therefore, upon Retirement or Reduction in Force, the NEOs would receive a payment equal to the “Target” amount of the Units described above in the Grants of Plan-Based Awards table.
Compensation of Directors. The following table sets forth compensation earned by the named directors for the year ended December 31, 2014:
DIRECTOR COMPENSATION TABLE

Name (dollars in thousands)	Fees Earned or Paid in Cash
James F. Dierberg	$144,000
Allen H. Blake (1)	50,000
James A. Cooper (2)	54,000
Ellen D. Milne (3)	13,500
John S. Poelker (4)(5)	42,500
Guy Rounsaville, Jr. (5)	35,500
Douglas H. Yaeger	40,500

(1)	Mr. Blake received fees of $33,000 for the Company’s board and committee meetings attended and fees of $17,000 for First Bank board and committee meetings attended.

(2)	Mr. Cooper serves as Chairman of the Compensation Committee.

(3)	Ms. Milne was elected as a Director of the Company, effective July 25, 2014.

(4)	Mr. Poelker serves as the Chairman of the Audit Committee and the Audit Committee Financial Expert.

(5)	Excludes reimbursement of travel expenses.
Mr. James F. Dierberg received an annual fee of $144,000, paid semi-monthly, for his service as Chairman of the Board of Directors during 2014. Messrs. Michael Dierberg and McCarthy did not receive remuneration other than salary for serving on our Board of Directors. Similarly, Mr. Timothy J. Lathe, appointed as a director of the Company effective February 13, 2015, does not receive remuneration for serving on our Board of Directors. Directors who are neither our employees nor employees of any of our subsidiaries receive cash remuneration for their services as directors. Non-employee directors received a fee of $3,000 for each Board meeting attended, a fee of $3,750 per calendar quarter as a retainer for their service as members of the Board of Directors and a fee of $1,000 for each Audit Committee and Compensation Committee meeting attended. In addition, the Chairmen of the Audit Committee and Compensation Committee received a fee of $5,000 for their service as Chairmen. Mr. Blake, as a non-employee Director of First Bank, also received a fee of $1,000 for each monthly First Bank Board meeting attended and a fee of $500 for each monthly meeting attended of the Company’s Enterprise Risk Management Committee. The Enterprise Risk Management Committee is a committee of the Company’s management in which Mr. Blake and Mr. Michael Dierberg participate. Messrs. Poelker, Rounsaville and Yaeger received a fee of $2,500 per calendar quarter as a retainer for their service as members of another committee of the Board of Directors. In addition, Mr. Cooper received a fee of $5,000 per calendar quarter as a retainer for his service as Chairman of such committee.
Prior to 2010 and beginning in January 2012, our non-employee directors were also eligible to defer payment of all or a portion of their compensation through contributions to our NQDC Plan. Earnings by the directors on their NQDC Plan balances did not include any above-market or preferential earnings. Our directors do not receive any other compensation, and there are no arrangements for amounts to be paid to directors upon resignation or any other termination of such director or a change in control of the Company. The Audit Committee, the Compensation Committee and the other committee referenced above are currently the only committees of our Board of Directors.
Compensation Committee Interlocks and Insider Participation. The Compensation Committee is comprised solely of independent directors and no members of the Compensation Committee are current or former officers or employees of the Company. See further information regarding transactions with related parties in Note 20 to our consolidated financial statements appearing on pages 110 through 111 of this report.
Compensation Committee Report.
The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed such with management. Based on such review and discussions, the Compensation Committee recommended the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014 for filing with the SEC.

Compensation Committee
James A. Cooper, Chairman of the Compensation Committee
Guy Rounsaville, Jr.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of March 24, 2015, certain information with respect to the beneficial ownership of all classes of our capital stock by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of the respective classes of our stock:

Title of Class and Name of Owner	Number of Shares Owned		Percent of Class	Percent of Total Voting Power
Common Stock ($250.00 par value):
James F. Dierberg II Family Trust (1)	7,714.677	(2)	32.605%	*
Ellen C. Dierberg Family Trust (1)	7,714.676	(2)	32.605	*
Michael J. Dierberg Family Trust (1)	4,255.319	(2)	17.985	*
Michael J. Dierberg Irrevocable Trust (1)	3,459.358	(2)	14.621	*
First Trust (Mary W. Dierberg and First Bank, Trustees) (1)	516.830	(3)	2.184	*

Class A Convertible Adjustable Rate Preferred Stock ($20.00 par value):
James F. Dierberg, Trustee of the James F. Dierberg Living Trust (1)	641,082	(4)(5)	100%	77.7%

Class B Non-Convertible Adjustable Rate Preferred Stock ($1.50 par value):
James F. Dierberg, Trustee of the James F. Dierberg Living Trust (1)	160,505	(5)	100%	19.4%

Class C Fixed Rate Cumulative Perpetual Preferred Stock ($1.00 par value):
BSOF Master Fund LP	66,015		22.35%	(6)
Investure Global Equity (JAM), LLC	48,853		16.54%	(6)
Hildene Opportunities Fund II LP	46,300		15.67%	(6)
Trishield Special Situations Fund LLC	22,000		7.45%	(6)
JAM Partners, LP	15,711		5.32%	(6)
Citigroup Global Markets, Inc.	15,000		5.08%	(6)

Class D Fixed Rate Cumulative Perpetual Preferred Stock ($1.00 par value):
Consector Partners Masters Fund LP	4,299		29.11%	(6)
JAM Partners, LP	2,856		19.34%	(6)
Investure Global Equity (JAM), LLC	2,810		19.03%	(6)
JAM Special Opportunities Fund III, LP	2,762		18.70%	(6)
Hildene Opportunities Fund II LP	1,000		6.77%	(6)

All executive officers and directors other than Mr. James F. Dierberg and members of his immediate family	0		0%	0.0%

*	Represents less than 1.0%.

1.
Each of the above-named trustees and beneficial owners are United States citizens, and the business address for each such individual is 135 North Meramec, Clayton, Missouri 63105. Mr. James F. Dierberg, our Chairman of the Board, and Mrs. Mary W. Dierberg, are husband and wife, and Messrs. James F. Dierberg II and Michael J. Dierberg, our Vice Chairman, and Ms. Ellen D. Milne, our Director, are their adult children.

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

The following table sets forth, as of March 24, 2015, certain information with respect to the beneficial ownership of all classes of the capital securities of our subsidiary, FB Holdings, by each of our directors and named executive officers:

Title of Class and Name of Owner	Percent of Membership Interests Owned
Membership Interests:
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
Related Person Transactions. Outside of normal client relationships, no directors, executive officers or shareholders holding over 5% of our voting securities, and no corporations or firms with which such persons or entities are associated, currently maintain or have maintained since the beginning of the last full fiscal year, any significant business or personal relationship with our subsidiaries or us, other than that which arises by virtue of such position or ownership interest in our subsidiaries or us, except as set forth in “Item 11 – Executive Compensation – Compensation of Directors,” or as described in the following paragraphs.
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
Transactions with related parties, including transactions with affiliated persons and entities, are described in Note 20 to our consolidated financial statements on pages 110 through 111 of this report, which descriptions are incorporated by reference herein, and in Note 11 to our consolidated financial statements.
Director Independence. Our Board of Directors has determined that Messrs. Allen H. Blake, James A. Cooper, John S. Poelker, Guy Rounsaville, Jr. and Douglas H. Yaeger have no material relationship with us and each is independent. Our Audit Committee and our Compensation Committee are comprised solely of independent directors. In order to be considered independent, our Board of Directors must determine that a director does not have any direct or indirect material relationship with us as provided under the rules of the NYSE. In making such a determination, the Board of Directors considers all relationships between us, or any of our subsidiaries, and the director, or any of his immediate family members, or any entity with which the director or any of his immediate family members is affiliated by reason of being a partner, officer or significant shareholder thereof. In assessing the independence of our directors, the Board of Directors considered all relationships between us and our directors based primarily upon responses of the directors to questions posed through a directors’ and officers’ questionnaire. The Board of Directors considered each of the related person transactions discussed above in making its independence determination.
The Company has preferred securities of only one of its capital trusts listed on the NYSE and, pursuant to the General Application section of NYSE Rule 303A, is not subject to NYSE Rule 303A.01 requiring a majority of independent directors. Messrs. James F. Dierberg, Michael J. Dierberg and Timothy J. Lathe are not independent because they are each current executive officers of the Company. Ms. Ellen D. Milne is not independent because she is a principal shareholder of the Company and the daughter and sister of James F. Dierberg and Michael J. Dierberg, respectively.

Item 14. Principal Accounting Fees and Services
Fees of Independent Registered Public Accounting Firm
During 2014 and 2013, KPMG LLP served as our Independent Registered Public Accounting Firm and provided services to our affiliates and us. The following table sets forth fees for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements and other audit services in 2014 and 2013:

(dollars in thousands)	2014	2013
Audit fees (1)	$605,000	697,500
Audit related fees	—	—
Tax fees (2)	130,388	27,637
All other fees	—	—
Total	$735,388	725,137

(1)
For 2014 and 2013, audit fees include the audit of the consolidated financial statements of the Company, as well as services provided for reporting requirements under FDICIA and mortgage banking activities, which are included in the audit fees of the Company, as these services are closely related to the audit of the Company’s consolidated financial statements. Audit fees also include other accounting and reporting consultations.

(2)	For 2014 and 2013, tax fees consist of tax filing, compliance and other advisory services.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements and Supplementary Data – The financial statements and supplementary data filed as part of this Report are included in Item 8.

	2.	Financial Statement Schedules – These schedules are omitted for the reason they are not required or are not applicable.

	3.	Exhibits – The exhibits are listed in the index of exhibits required by Item 601 of Regulation S-K at Item (b) below and are incorporated herein by reference.

(b)	The index of required exhibits is included beginning on page 120 of this Report.

(c)	Not Applicable.

FIRST BANKS, INC. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
First Banks, Inc.:
We have audited the accompanying consolidated balance sheets of First Banks, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banks, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

St. Louis, Missouri
March 24, 2015

FIRST BANKS, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except share and per share data)	2014	2013
ASSETS
Cash and cash equivalents:
Cash and due from banks	$100,349	92,369
Short-term investments	105,053	98,066
Total cash and cash equivalents	205,402	190,435
Investment securities:
Available for sale	1,445,689	1,611,745
Held to maturity (fair value of $614,272 and $719,183, respectively)	618,148	740,186
Total investment securities	2,063,837	2,351,931
Loans:
Commercial, financial and agricultural	695,267	600,704
Real estate construction and development	89,851	121,662
Real estate mortgage	2,315,186	2,091,026
Consumer and installment	18,950	18,681
Loans held for sale	31,411	25,548
Net deferred loan fees	(1,422)	(526)
Total loans	3,149,243	2,857,095
Allowance for loan losses	(66,874)	(81,033)
Net loans	3,082,369	2,776,062
Federal Reserve Bank and Federal Home Loan Bank stock	30,458	27,357
Bank premises and equipment, net	123,016	124,328
Deferred income taxes	312,575	315,881
Other real estate	55,666	66,702
Other assets	62,196	66,287
Total assets	$5,935,519	5,918,983
LIABILITIES
Deposits:
Noninterest-bearing demand	$1,303,519	1,243,545
Interest-bearing demand	710,958	679,527
Savings and money market	1,909,150	1,844,710
Time deposits of $100 or more	354,717	389,056
Other time deposits	571,160	657,057
Total deposits	4,849,504	4,813,895
Securities sold under agreements to repurchase	64,875	43,143
Subordinated debentures	354,286	354,210
Deferred income taxes	40,728	28,397
Accrued expenses and other liabilities	113,682	191,082
Total liabilities	5,423,075	5,430,727
STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding	295,400	295,400
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding	17,343	17,343
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	12,480	12,480
Retained earnings	64,374	42,719
Accumulated other comprehensive income	10,111	7,502
Total First Banks, Inc. stockholders’ equity	418,686	394,422
Noncontrolling interest in subsidiary	93,758	93,834
Total stockholders’ equity	512,444	488,256
Total liabilities and stockholders’ equity	$5,935,519	5,918,983
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC. CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(dollars in thousands, except share and per share data)	2014	2013	2012
Interest income:
Interest and fees on loans	$118,242	118,015	142,003
Investment securities:
Taxable	48,289	52,199	56,547
Nontaxable	150	246	287
Federal Reserve Bank and Federal Home Loan Bank stock	1,442	1,216	1,146
Short-term investments	605	1,134	820
Total interest income	168,728	172,810	200,803
Interest expense:
Deposits:
Interest-bearing demand	418	368	437
Savings and money market	3,210	2,679	3,518
Time deposits of $100 or more	1,910	2,274	4,010
Other time deposits	2,713	3,738	6,817
Other borrowings	(8)	(9)	(18)
Subordinated debentures	12,935	15,054	14,847
Total interest expense	21,178	24,104	29,611
Net interest income	147,550	148,706	171,192
(Benefit) provision for loan losses	(7,000)	(5,000)	2,000
Net interest income, after (benefit) provision for loan losses	154,550	153,706	169,192
Noninterest income:
Service charges on deposit accounts and client service fees	34,530	34,320	36,078
Gain on loans sold and held for sale	5,839	5,041	12,931
Net gain on investment securities	1,686	36	1,306
Net gain on sale of other real estate	1,640	6,005	2,626
(Decrease) increase in fair value of servicing rights	(3,568)	439	(5,475)
Loan servicing fees	6,644	6,948	7,403
Other	9,269	11,188	9,766
Total noninterest income	56,040	63,977	64,635
Noninterest expense:
Salaries and employee benefits	82,205	78,141	75,205
Occupancy, net of rental income	22,950	23,302	21,899
Furniture and equipment	10,559	10,951	11,409
Postage, printing and supplies	2,300	2,470	2,586
Information technology fees	21,670	20,236	21,103
Legal, examination and professional fees	5,534	7,177	8,828
Goodwill impairment	—	107,267	—
Advertising and business development	2,750	2,542	1,994
FDIC insurance	5,004	6,609	11,313
Write-downs and expenses on other real estate	4,322	5,676	18,672
Other	19,558	21,113	26,155
Total noninterest expense	176,852	285,484	199,164
Income (loss) from continuing operations, before provision (benefit) for income taxes	33,738	(67,801)	34,663
Provision (benefit) for income taxes	12,159	(288,501)	(139)
Net income from continuing operations, net of tax	21,579	220,700	34,802
Income (loss) from discontinued operations, net of tax	—	21,223	(8,821)
Net income	21,579	241,923	25,981
Less: net (loss) income attributable to noncontrolling interest in subsidiary	(76)	179	(297)
Net income attributable to First Banks, Inc.	$21,655	241,744	26,278
Preferred stock dividends declared	—	15,869	18,886
Accretion of discount on preferred stock	—	3,643	3,554
Net income available to common stockholders	$21,655	222,232	3,838

Basic earnings per common share from continuing operations	$915.24	8,495.35	535.03
Diluted earnings per common share from continuing operations	$788.38	8,495.35	535.03

Basic earnings per common share	$915.24	9,392.31	162.22
Diluted earnings per common share	$788.38	9,392.31	162.22

Weighted average shares of common stock outstanding	23,661	23,661	23,661
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012

Net income	$21,579	241,923	25,981
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investment securities, net of tax	6,451	(23,486)	17,420
Reclassification adjustment for available-for-sale investment securities gains included in net income, net of tax	(992)	(246)	(758)
Amortization of net unrealized gain associated with reclassification of available-for-sale investment securities to held-to-maturity investment securities, net of tax	(1,559)	(1,303)	(913)
Reclassification adjustment for deferred tax asset valuation allowance on investment securities	—	(15,033)	15,014
Net (loss) gain and amortization of net loss related to pension liability, net of tax	(1,291)	895	(911)
Reclassification adjustment for deferred tax asset valuation allowance on pension liability	—	1,416	(659)
Other comprehensive income (loss)	2,609	(37,757)	29,193
Comprehensive income	24,188	204,166	55,174
Comprehensive (loss) income attributable to noncontrolling interest in subsidiary	(76)	179	(297)
Comprehensive income attributable to First Banks, Inc.	$24,264	203,987	55,471
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY THREE YEARS ENDED DECEMBER 31, 2014

	First Banks, Inc. Stockholders’ Equity
(dollars expressed in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity

Balance, January 1, 2012	$318,609	5,915	12,480	(183,351)	16,066	93,952	263,671
Net income	—	—	—	26,278	—	(297)	25,981
Other comprehensive income	—	—	—	—	29,193	—	29,193
Accretion of discount on preferred stock	3,554	—	—	(3,554)	—	—	—
Preferred stock dividends declared	—	—	—	(18,886)	—	—	(18,886)
Balance, December 31, 2012	322,163	5,915	12,480	(179,513)	45,259	93,655	299,959
Net income	—	—	—	241,744	—	179	241,923
Other comprehensive loss	—	—	—	—	(37,757)	—	(37,757)
Accretion of discount on preferred stock	3,643	—	—	(3,643)	—	—	—
Preferred stock dividends declared	—	—	—	(15,869)	—	—	(15,869)
Balance, December 31, 2013	325,806	5,915	12,480	42,719	7,502	93,834	488,256
Net income	—	—	—	21,655	—	(76)	21,579
Other comprehensive income	—	—	—	—	2,609	—	2,609
Balance, December 31, 2014	$325,806	5,915	12,480	64,374	10,111	93,758	512,444
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income attributable to First Banks, Inc.	$21,655	241,744	26,278
Net (loss) income attributable to noncontrolling interest in subsidiary	(76)	179	(297)
Less: net income (loss) from discontinued operations, net of tax	—	21,223	(8,821)
Net income from continuing operations, net of tax	21,579	220,700	34,802
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization of bank premises and equipment	11,715	11,814	12,030
Goodwill impairment	—	107,267	—
Amortization and accretion of investment securities	23,022	25,595	17,412
Originations of loans held for sale	(236,345)	(278,668)	(470,119)
Proceeds from sales of loans held for sale	234,163	319,175	442,476
(Benefit) provision for loan losses	(7,000)	(5,000)	2,000
Provision (benefit) for current income taxes	96	(241)	(32)
Provision for deferred income taxes	19,902	42,793	8,019
Decrease in deferred tax asset valuation allowance	(7,839)	(331,053)	(8,126)
Decrease in accrued interest receivable	2,734	673	3,982
(Decrease) increase in accrued interest payable	(62,510)	14,564	12,118
Gain on loans sold and held for sale	(5,839)	(5,041)	(12,931)
Net gain on investment securities	(1,686)	(36)	(1,306)
Decrease (increase) in fair value of servicing rights	3,568	(439)	5,475
Write-downs on other real estate	2,099	2,402	14,510
Other operating activities, net	3,720	4,763	4,356
Net cash provided by operating activities – continuing operations	1,379	129,268	64,666
Net cash used in operating activities – discontinued operations	—	(6,303)	(8,484)
Net cash provided by operating activities	1,379	122,965	56,182
Cash flows from investing activities:
Net cash paid for sale of assets and liabilities of discontinued operations, net of cash and cash equivalents sold	(15,467)	(602,792)	—
Proceeds from sales of investment securities available for sale	343,548	143,675	315,238
Maturities of investment securities available for sale	196,520	362,385	684,639
Maturities of investment securities held to maturity	103,336	137,888	107,061
Purchases of investment securities available for sale	(367,375)	(369,585)	(1,296,857)
Purchases of investment securities held to maturity	(2,641)	(22,561)	—
Net purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(3,101)	(28)	(251)
Proceeds from sales of commercial loans	5,532	9,406	55,081
Purchase of one-to-four-family residential real estate loans	(52,658)	—	(141,048)
Net (increase) decrease in loans	(273,383)	(38,761)	361,980
Recoveries of loans previously charged-off	14,764	20,266	29,962
Net purchases of bank premises and equipment	(10,937)	(7,533)	(5,896)
Net proceeds from sales of other real estate	16,889	33,927	48,531
Other investing activities, net	1,220	5,640	295
Net cash (used in) provided by investing activities – continuing operations	(43,753)	(328,073)	158,735
Net cash provided by investing activities – discontinued operations	—	1,817	5,151
Net cash (used in) provided by investing activities	(43,753)	(326,256)	163,886

FIRST BANKS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Cash flows from financing activities:
Increase (decrease) in deposits	35,609	(136,928)	(183,859)
Increase (decrease) in securities sold under agreements to repurchase	21,732	17,118	(25,145)
Net cash provided by (used in) financing activities – continuing operations	57,341	(119,810)	(209,004)
Net cash (used in) provided by financing activities – discontinued operations	—	(5,310)	34,642
Net cash provided by (used in) financing activities	57,341	(125,120)	(174,362)
Net increase (decrease) in cash and cash equivalents	14,967	(328,411)	45,706
Cash and cash equivalents, beginning of year	190,435	518,846	473,140
Cash and cash equivalents, end of year	$205,402	190,435	518,846

Supplemental disclosures of cash flow information:
Cash paid for interest on liabilities	$83,688	9,540	17,493
Cash paid (received) for income taxes	409	(213)	(661)
Noncash investing and financing activities:
Reclassification of investment securities from available for sale to held to maturity	$—	242,540	729,142
Loans transferred to other real estate	7,598	9,483	24,223
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation. The accompanying consolidated financial statements of First Banks, Inc. and subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Certain reclassifications of 2013 and 2012 amounts have been made to conform to the 2014 presentation. All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 2 to the consolidated financial statements for a discussion regarding discontinued operations.
Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the noncontrolling interest in subsidiaries, as more fully described below and in Note 20 to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.
The Company operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries: FB Holdings, LLC (FB Holdings); Small Business Loan Source LLC; SBRHC, Inc.; FBSA Missouri, Inc.; FBSA California, Inc.; and First Banc Insurance Services Corporation. All of the subsidiaries are wholly owned as of December 31, 2014, except FB Holdings, which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (FCA), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, as further described in Note 20 to the consolidated financial statements. FB Holdings is included in the consolidated financial statements and the noncontrolling ownership interest is reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiary” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, is reported as “net (loss) income attributable to noncontrolling interest in subsidiary” in the consolidated statements of income.
Significant Accounting Policies:
Cash and Cash Equivalents. Cash, due from banks and short-term investments, which include federal funds sold and interest-bearing deposits, are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows. Interest-bearing deposits were $105.1 million and $98.1 million at December 31, 2014 and 2013, respectively. The Company did not have any federal funds sold outstanding at December 31, 2014 and 2013. First Bank is required to maintain certain daily reserve balances on hand in accordance with regulatory requirements. The reserve balances required to be maintained in accordance with such requirements were $10.0 million and $11.5 million at December 31, 2014 and 2013, respectively.
Federal Reserve Bank and Federal Home Loan Bank Stock. First Bank is a member of the Federal Reserve Bank of St. Louis (FRB) system and the Federal Home Loan Bank (FHLB) system and maintains investments in FRB and FHLB stock. These investments are recorded at cost, which represents redemption value. The investment in FRB stock is maintained at a minimum of 6% of First Bank’s capital stock and capital surplus. The investment in FHLB of Des Moines stock is maintained at an amount equal to 0.12% of First Bank’s total assets as of December 31 of the preceding year, up to a maximum of $10.0 million, plus 4.45% of advances. Investments in FRB and FHLB of Des Moines stock were $23.4 million and $7.0 million, respectively, at December 31, 2014, and $19.6 million and $7.8 million, respectively, at December 31, 2013.
Investment Securities. The classification of investment securities as available for sale or held to maturity is determined at the date of purchase. Investment securities designated as available for sale, which represent any security that the Company has no immediate plan to sell but which may be sold in the future under different circumstances, are stated at fair value. Realized gains and losses are included in noninterest income, based on the amortized cost of the individual security sold. Unrealized gains and losses, net of related income tax effects, are recorded in accumulated other comprehensive income (loss). All previous fair value adjustments included in the separate component of accumulated other comprehensive income (loss) are reversed upon sale. Premiums and discounts incurred relative to the par value of securities purchased are amortized or accreted, respectively, on the level-yield method taking into consideration the level of current and anticipated prepayments. Investment securities designated as held to maturity, which represent any security that the Company has the positive intent and ability to hold to maturity, are stated at cost, net of amortization of premiums and accretion of discounts computed on the level-yield method taking into consideration the level of current and anticipated prepayments. Any reclassification of available-for-sale investment securities to held-to-maturity investment securities are recorded at fair value, and the gross unrealized gain or loss on available-for-sale investment securities at the time of transfer is recorded as additional premium or discount on the securities and amortized or accreted over the remaining lives of the respective securities. A decline in the fair value of any available-for-sale or held-to-maturity investment security below its carrying value that is deemed to be other than temporary results in a reduction in the cost basis of the carrying value to fair value.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
A loan is classified as a troubled debt restructuring when all of the following conditions are present: (i) the borrower is experiencing financial difficulty, (ii) the Company makes a concession to the original contractual loan terms, and (iii) the Company would not consider the concessions but for economic or legal reasons related to the borrower’s financial difficulty. These concessions may include, but are not limited to, rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses. A loan that is modified at a market rate of interest may no longer be classified as a troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms. Performance prior to the restructuring is considered when assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period.
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Management believes the level of the Company’s allowance for loan losses is appropriate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.
In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company to modify its allowance for loan losses based on their judgment about information available to them at the time of their examination.
Derivative Instruments and Hedging Activities. The Company utilizes derivative instruments and hedging strategies to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. The Company uses such derivative instruments solely to reduce its interest rate risk exposure. Interest rate lock commitments and forward commitments to sell mortgage-backed securities are considered derivative instruments. First Bank also offers interest rate swap agreement contracts to certain clients who wish to modify their interest rate sensitivity positions. A summary of the Company’s accounting policies for its current derivative instruments and hedging activities is as follows:

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

•
Client Interest Rate Swap Agreement Contracts. Derivative instruments are offered to clients to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its clients and the financial markets. Each contract between First Bank and its clients is offset by a matching interest rate swap contract with offsetting pay/receive rates between First Bank and various counterparties. These contracts do not qualify for hedge accounting. Client interest rate swap agreement contracts are carried at fair value. Changes in the fair value are recognized in noninterest income on a monthly basis. As each client contract is paired with an offsetting contract, there is no significant impact to net income (loss).

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
Servicing Rights. The Company has mortgage servicing rights and SBA servicing rights, which are measured at fair value as permitted by ASC Topic 860 – Accounting for Servicing of Financial Assets. Changes in the fair value of mortgage and SBA servicing rights are recognized in earnings in the period in which the change occurs and such changes are reflected in other noninterest income in the consolidated statements of income. Servicing rights are valued based on valuation models that utilize assumptions based on the predominant risk characteristics of the underlying loans, including size, interest rate, weighted average life, cost to service and estimated prepayment speeds. The valuation models estimate the present value of estimated future net servicing income.
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
Other Real Estate. Other real estate is stated at the lower of cost or fair value less applicable selling costs. The excess of cost over fair value of the property at the date of acquisition is charged to the allowance for loan losses. Subsequent reductions in carrying value, to reflect current fair value or costs incurred in maintaining the other real estate, are charged to noninterest expense as incurred.
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
The Company is a party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its clients. These commitments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount reflected in the consolidated balance sheets.
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
NOTE 2 - DISCONTINUED OPERATIONS
Discontinued Operations. The assets and liabilities associated with the transactions described (and defined) below were previously reported in the First Bank segment and were sold as part of the Company’s Capital Optimization Plan (Capital Plan). The Company applied discontinued operations accounting in accordance with ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” to the operations of First Bank's Association Bank Services line of business and Northern Florida Region for the years ended December 31, 2013 and 2012, as applicable. The Company did not allocate any consolidated interest that is not directly attributable to or related to discontinued operations. All financial information in the consolidated financial statements and notes to the consolidated financial statements is reported on a continuing operations basis, unless otherwise noted.
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income from discontinued operations, net of tax, for the year ended December 31, 2013 was as follows:

(dollars in thousands)	Association Bank Services	Northern Florida	Total
Year ended December 31, 2013:
Interest income:
Interest and fees on loans	$1,221	—	1,221
Interest expense:
Interest on deposits	292	233	525
Net interest income (loss)	929	(233)	696
Provision for loan losses	—	—	—
Net interest income (loss) after provision for loan losses	929	(233)	696
Noninterest income:
Service charges and client service fees	85	134	219
Other	105	4	109
Total noninterest income	190	138	328
Noninterest expense:
Salaries and employee benefits	3,045	885	3,930
Occupancy, net of rental income	6	579	585
Furniture and equipment	41	40	81
Legal, examination and professional fees	68	—	68
FDIC insurance	671	53	724
Other	743	2,452	3,195
Total noninterest expense	4,574	4,009	8,583
Loss from operations of discontinued operations	(3,455)	(4,104)	(7,559)
Net gain on sale of discontinued operations	28,615	408	29,023
Provision for income taxes	241	—	241
Net income (loss) from discontinued operations, net of tax	$24,919	(3,696)	21,223

Loss from discontinued operations, net of tax, for the year ended December 31, 2012 was as follows:

(dollars in thousands)	Association Bank Services	Northern Florida	Total
Year ended December 31, 2012:
Interest income:
Interest and fees on loans	$1,762	—	1,762
Interest expense:
Interest on deposits	477	972	1,449
Net interest income (loss)	1,285	(972)	313
Provision for loan losses	—	—	—
Net interest income (loss) after provision for loan losses	1,285	(972)	313
Noninterest income:
Service charges and client service fees	119	467	586
Other	109	13	122
Total noninterest income	228	480	708
Noninterest expense:
Salaries and employee benefits	2,583	2,279	4,862
Occupancy, net of rental income	12	1,760	1,772
Furniture and equipment	89	278	367
Legal, examination and professional fees	62	5	67
FDIC insurance	1,123	358	1,481
Other	942	351	1,293
Total noninterest expense	4,811	5,031	9,842
Loss from operations of discontinued operations	(3,298)	(5,523)	(8,821)
Benefit for income taxes	—	—	—
Net loss from discontinued operations, net of tax	$(3,298)	$(5,523)	(8,821)

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - INVESTMENTS IN DEBT AND EQUITY SECURITIES
Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2014 and 2013 were as follows:

	Maturity				Total Amortized Cost	Gross Unrealized			Weighted Average Yield
(dollars in thousands)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years		Gains	Losses	Fair Value
December 31, 2014:
Carrying value:
U.S. Government sponsored agencies	$—	29,942	20,119	180,098	230,159	2,129	(557)	231,731	1.39%
Residential mortgage-backed	269	65,433	48,174	885,896	999,772	14,189	(6,117)	1,007,844	2.39
Commercial mortgage-backed	—	779	—	—	779	58	—	837	4.95
State and political subdivisions	863	571	—	28,371	29,805	33	(223)	29,615	1.05
Corporate notes	27,382	72,959	70,990	—	171,331	2,759	(395)	173,695	2.75
Equity investments	—	—	—	2,000	2,000	—	(33)	1,967	2.15
Total	$28,514	169,684	139,283	1,096,365	1,433,846	19,168	(7,325)	1,445,689	2.25
Fair value:
Debt securities	$28,901	172,561	140,717	1,101,543
Equity securities	—	—	—	1,967
Total	$28,901	172,561	140,717	1,103,510

Weighted average yield	2.64%	1.97%	2.58%	2.23%

December 31, 2013:
Carrying value:
U.S. Government sponsored agencies	$8,450	40,243	88,666	135,679	273,038	3,525	(664)	275,899	1.34%
Residential mortgage-backed	—	43,943	115,731	951,454	1,111,128	12,873	(18,214)	1,105,787	2.32
Commercial mortgage-backed	—	—	793	—	793	63	—	856	4.94
State and political subdivisions	1,369	2,035	200	28,432	32,036	81	(560)	31,557	1.26
Corporate notes	4,980	140,575	45,132	—	190,687	5,777	(261)	196,203	2.69
Equity investments	—	—	—	1,500	1,500	—	(57)	1,443	2.17
Total	$14,799	226,796	250,522	1,117,065	1,609,182	22,319	(19,756)	1,611,745	2.18
Fair value:
Debt securities	$14,927	233,338	250,860	1,111,177
Equity securities	—	—	—	1,443
Total	$14,927	233,338	250,860	1,112,620

Weighted average yield	2.17%	2.23%	1.81%	2.24%

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2014 and 2013 were as follows:

	Maturity				Total Amortized Cost	Gross Unrealized			Weighted Average Yield
(dollars in thousands)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years		Gains	Losses	Fair Value
December 31, 2014:
Carrying value:
U.S. Government sponsored agencies	$—	—	10,725	—	10,725	42	—	10,767	1.25%
Residential mortgage-backed	—	105,660	50,512	448,905	605,077	1,931	(5,782)	601,226	1.86
State and political subdivisions	561	335	489	961	2,346	1	(68)	2,279	1.68
Total	$561	105,995	61,726	449,866	618,148	1,974	(5,850)	614,272	1.85
Fair value:
Debt securities	$561	106,147	62,000	445,564

Weighted average yield	3.07%	1.88%	1.13%	1.94%

December 31, 2013:
Carrying value:
U.S. Government sponsored agencies	$—	—	16,119	—	16,119	—	(153)	15,966	1.14%
Residential mortgage-backed	—	16,327	182,933	522,504	721,764	441	(21,206)	700,999	1.88
State and political subdivisions	640	575	55	1,033	2,303	2	(87)	2,218	1.93
Total	$640	16,902	199,107	523,537	740,186	443	(21,446)	719,183	1.86
Fair value:
Debt securities	$642	16,926	195,647	505,968

Weighted average yield	3.32%	2.20%	1.53%	1.97%
Proceeds from sales of available-for-sale investment securities were $343.5 million, $143.7 million and $315.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Gross realized gains and gross realized losses on investment securities for the years ended December 31, 2014, 2013 and 2012 were as follows:

(dollars in thousands)	2014	2013	2012
Gross realized gains on sales of available-for-sale securities	$5,063	802	1,675
Gross realized losses on sales of available-for-sale securities	(3,374)	(354)	(374)
Other-than-temporary impairment	(3)	(412)	(2)
Gross realized gains on calls of investment securities	—	—	7
Net realized gain on investment securities	$1,686	36	1,306
Other-than-temporary impairment for the year ended December 31, 2013 includes impairment of $407,000 recorded during the first quarter of 2013 on a municipal investment security classified as held-to-maturity. Investment securities with a carrying value of $349.0 million and $283.7 million at December 31, 2014 and 2013, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.
During the first quarter of 2013, the Company reclassified certain of its available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $242.5 million, in aggregate. The net gross unrealized gain on these available-for-sale investment securities at the time of transfer was $5.0 million, in aggregate. On June 30, 2012, the Company reclassified certain of its available-for-sale investment securities to held-to-maturity investment securities at their respective fair values, which totaled $729.1 million, in aggregate. The net gross unrealized gain on these available-for-sale investment securities at the time of transfer was $11.7 million, in aggregate. The determination of the reclassifications were made by management based on the Company’s current and expected future liquidity levels and the resulting intent to hold such investment securities to maturity. The net gross unrealized gains on these available-for-sale investment securities at the time of transfer was recorded as additional premium on the securities and is being amortized over the remaining lives of the respective securities, as further described in Note 13 to the consolidated financial statements.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013, were as follows:

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014:
Available for sale:
U.S. Government sponsored agencies	$79,207	(427)	14,600	(130)	93,807	(557)
Residential mortgage-backed	204,378	(1,154)	191,644	(4,963)	396,022	(6,117)
State and political subdivisions	28,148	(223)	—	—	28,148	(223)
Corporate notes	9,650	(350)	4,955	(45)	14,605	(395)
Equity investments	1,967	(33)	—	—	1,967	(33)
Total	$323,350	(2,187)	211,199	(5,138)	534,549	(7,325)

Held to maturity:
Residential mortgage-backed	$28,371	(112)	325,820	(5,670)	354,191	(5,782)
State and political subdivisions	641	(3)	896	(65)	1,537	(68)
Total:	$29,012	(115)	326,716	(5,735)	355,728	(5,850)

December 31, 2013:
Available for sale:
U.S. Government sponsored agencies	$16,005	(664)	—	—	16,005	(664)
Residential mortgage-backed	511,617	(18,119)	5,473	(95)	517,090	(18,214)
State and political subdivisions	27,872	(560)	—	—	27,872	(560)
Corporate notes	9,959	(41)	4,780	(220)	14,739	(261)
Equity investments	1,443	(57)	—	—	1,443	(57)
Total	$566,896	(19,441)	10,253	(315)	577,149	(19,756)

Held to maturity:
U.S. Government sponsored agencies	$15,966	(153)	—	—	15,966	(153)
Residential mortgage-backed	644,700	(20,759)	10,527	(447)	655,227	(21,206)
State and political subdivisions	946	(87)	—	—	946	(87)
Total:	$661,612	(20,999)	10,527	(447)	672,139	(21,446)
The Company does not believe the investment securities that were in an unrealized loss position at December 31, 2014 and 2013 are other-than-temporarily impaired. The unrealized losses on the investment securities were primarily attributable to fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that the Company will not be required to sell these investments before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired. The unrealized losses for investment securities for 12 months or more at December 31, 2014 and 2013 included 47 and 12 securities, respectively.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table summarizes the composition of the loan portfolio at December 31, 2014 and 2013:

(dollars in thousands)	2014	2013
Commercial, financial and agricultural	$695,267	600,704
Real estate construction and development	89,851	121,662
Real estate mortgage:
One-to-four-family residential	1,016,710	921,488
Multi-family residential	115,434	121,304
Commercial real estate	1,183,042	1,048,234
Consumer and installment	18,950	18,681
Loans held for sale	31,411	25,548
Net deferred loan fees	(1,422)	(526)
Total loans	$3,149,243	2,857,095
The Company's loan portfolio is primarily comprised of residential and commercial real estate loans, and commercial, financial and agricultural loans. The Company primarily lends to borrowers within its primary market areas of California, Florida, southern Illinois and eastern Missouri. The Company maintains a diversified portfolio with limited industry concentrations of credit risk. Real estate lending constitutes the only significant concentration of credit risk. Real estate loans comprised approximately 77% and 78% of the loan portfolio at December 31, 2014 and 2013, respectively, of which 43% and 42%, respectively, were made to consumers in the form of residential real estate mortgages and home equity lines of credit. First Bank also offers residential real estate mortgage loans with terms that require interest only payments. At December 31, 2014, the balance of such loans, all of which were held for portfolio, was approximately $12.7 million, of which approximately 5.1% were delinquent. At December 31, 2013, the balance of such loans, all of which were held for portfolio, was approximately $16.0 million, of which approximately 5.1% were delinquent. In general, the Company is a secured lender. At December 31, 2014 and 2013, 98% and 99% of the loan portfolio was collateralized. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the client and the credit risk associated with the particular transaction. First Bank also originates certain one-to-four-family residential mortgage loans for sale in the secondary market. First Bank has a repurchase obligation on these loans in the event of fraud or, on certain loans, early payment default. The early payment default provisions generally range from four months to one year after sale of the loan in the secondary market. First Bank has not sold any one-to-four-family residential mortgage loans into the secondary market with early payment default provisions since 2007, as further described in Note 24 to the consolidated financial statements.
Loans to directors, their affiliates and executive officers of the Company were approximately $28.8 million and $12.0 million at December 31, 2014 and 2013, respectively, as further described in Note 20 to the consolidated financial statements.
Loans with a carrying value of approximately $1.05 billion and $1.03 billion at December 31, 2014 and 2013, respectively, were pledged as collateral under borrowing arrangements with the FRB and the FHLB. At December 31, 2014 and 2013 and for the years then ended, First Bank had no advances outstanding under these borrowing arrangements.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Aging of Loans. The following table presents the aging of loans by loan classification at December 31, 2014 and 2013:

(dollars in thousands)	30-59 Days	60-89 Days	Recorded Investment > 90 Days Accruing	Nonaccrual	Total Past Due	Current	Total Loans
December 31, 2014:
Commercial, financial and agricultural	$132	430	54	9,486	10,102	685,165	695,267
Real estate construction and development	431	—	—	3,393	3,824	86,027	89,851
Real estate mortgage:
Residential mortgage	2,690	986	35	13,890	17,601	603,567	621,168
Home equity	1,857	334	72	6,831	9,094	386,448	395,542
Multi-family residential	—	—	—	19,731	19,731	95,703	115,434
Commercial real estate	196	54	—	4,122	4,372	1,178,670	1,183,042
Consumer and installment and net deferred loan fees	136	33	2	23	194	17,334	17,528
Loans held for sale	—	—	—	—	—	31,411	31,411
Total	$5,442	1,837	163	57,476	64,918	3,084,325	3,149,243

December 31, 2013:
Commercial, financial and agricultural	$447	394	80	10,523	11,444	589,260	600,704
Real estate construction and development	—	—	—	4,914	4,914	116,748	121,662
Real estate mortgage:
Residential mortgage	4,262	2,637	162	20,063	27,124	545,040	572,164
Home equity	2,256	963	182	7,361	10,762	338,562	349,324
Multi-family residential	—	—	—	1,793	1,793	119,511	121,304
Commercial real estate	1,423	391	—	8,283	10,097	1,038,137	1,048,234
Consumer and installment and net deferred loan fees	87	39	—	19	145	18,010	18,155
Loans held for sale	—	—	—	—	—	25,548	25,548
Total	$8,475	4,424	424	52,956	66,279	2,790,816	2,857,095
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The following tables present the credit exposure of the loan portfolio by internally assigned credit grade and payment activity as of December 31, 2014 and 2013:

Commercial Loan Portfolio Credit Exposure by Internally Assigned Credit Grade (dollars in thousands)	Commercial and Industrial	Real Estate Construction and Development	Multi-family	Commercial Real Estate	Total
December 31, 2014:
Pass	$653,951	85,973	89,148	1,147,824	1,976,896
Special mention	18,713	143	5,945	20,691	45,492
Substandard	12,833	—	610	6,640	20,083
Performing troubled debt restructuring	284	342	—	3,765	4,391
Nonaccrual	9,486	3,393	19,731	4,122	36,732
Total	$695,267	89,851	115,434	1,183,042	2,083,594

December 31, 2013:
Pass	$559,243	42,429	91,001	1,001,719	1,694,392
Special mention	16,211	929	—	21,714	38,854
Substandard	14,727	73,390	555	11,999	100,671
Performing troubled debt restructuring	—	—	27,955	4,519	32,474
Nonaccrual	10,523	4,914	1,793	8,283	25,513
Total	$600,704	121,662	121,304	1,048,234	1,891,904

Consumer Loan Portfolio Credit Exposure by Payment Activity (dollars in thousands)	Residential Mortgage	Home Equity	Consumer and Installment and Net Deferred Loan Fees	Total
December 31, 2014:
Pass	$528,388	386,448	17,334	932,170
Substandard	2,662	2,263	171	5,096
Performing troubled debt restructuring	76,228	—	—	76,228
Nonaccrual	13,890	6,831	23	20,744
Total	$621,168	395,542	17,528	1,034,238

December 31, 2013:
Pass	$468,642	338,562	18,010	825,214
Substandard	5,306	3,401	126	8,833
Performing troubled debt restructuring	78,153	—	—	78,153
Nonaccrual	20,063	7,361	19	27,443
Total	$572,164	349,324	18,155	939,643

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The following tables present the recorded investment, unpaid principal balance, related allowance for loan losses, average recorded investment and interest income recognized while on impaired status for impaired loans without a related allowance for loan losses and for impaired loans with a related allowance for loan losses by loan classification at December 31, 2014 and 2013:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
December 31, 2014:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$1,937	2,911	—	2,278	—
Real estate construction and development	2,626	12,333	—	3,106	—
Real estate mortgage:
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Multi-family residential	19,050	24,759	—	25,234	959
Commercial real estate	4,119	4,190	—	6,063	116
Consumer and installment	—	—	—	—	—
	27,732	44,193	—	36,681	1,075
With A Related Allowance Recorded:
Commercial, financial and agricultural	7,833	22,089	1,626	9,212	6
Real estate construction and development	1,109	3,403	219	1,312	17
Real estate mortgage:
Residential mortgage	90,118	106,163	7,639	94,835	2,082
Home equity	6,831	7,988	1,366	7,056	—
Multi-family residential	681	3,581	1,157	902	—
Commercial real estate	3,768	5,619	463	5,546	21
Consumer and installment	23	23	1	14	—
	110,363	148,866	12,471	118,877	2,126
Total:
Commercial, financial and agricultural	9,770	25,000	1,626	11,490	6
Real estate construction and development	3,735	15,736	219	4,418	17
Real estate mortgage:
Residential mortgage	90,118	106,163	7,639	94,835	2,082
Home equity	6,831	7,988	1,366	7,056	—
Multi-family residential	19,731	28,340	1,157	26,136	959
Commercial real estate	7,887	9,809	463	11,609	137
Consumer and installment	23	23	1	14	—
	$138,095	193,059	12,471	155,558	3,201

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
December 31, 2013:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$3,119	4,342	—	4,270	1
Real estate construction and development	3,172	12,931	—	17,152	418
Real estate mortgage:
Residential mortgage	—	—	—	—	—
Home equity	596	632	—	564	—
Multi-family residential	443	709	—	474	—
Commercial real estate	6,884	9,221	—	11,636	273
Consumer and installment	—	—	—	—	—
	14,214	27,835	—	34,096	692
With A Related Allowance Recorded:
Commercial, financial and agricultural	7,404	21,565	497	10,136	—
Real estate construction and development	1,742	4,326	294	9,419	—
Real estate mortgage:
Residential mortgage	98,216	118,305	9,740	102,775	2,043
Home equity	6,765	7,637	1,472	6,406	—
Multi-family residential	29,305	29,322	2,438	31,377	1,226
Commercial real estate	5,918	9,468	990	10,003	26
Consumer and installment	19	19	—	22	—
	149,369	190,642	15,431	170,138	3,295
Total:
Commercial, financial and agricultural	10,523	25,907	497	14,406	1
Real estate construction and development	4,914	17,257	294	26,571	418
Real estate mortgage:
Residential mortgage	98,216	118,305	9,740	102,775	2,043
Home equity	7,361	8,269	1,472	6,970	—
Multi-family residential	29,748	30,031	2,438	31,851	1,226
Commercial real estate	12,802	18,689	990	21,639	299
Consumer and installment	19	19	—	22	—
	$163,583	218,477	15,431	204,234	3,987
Recorded investment represents the Company’s investment in its impaired loans reduced by cumulative charge-offs recorded against the allowance for loan losses on these same loans. At December 31, 2014 and 2013, the Company had recorded charge-offs of $55.0 million and $54.9 million, respectively, on its impaired loans, representing the difference between the unpaid principal balance and the recorded investment reflected in the tables above. The unpaid principal balance represents the principal amount contractually owed to the Company by the borrowers on the impaired loans.
Interest on impaired loans that would have been recorded under the original terms of the loans was $11.9 million, $13.4 million and $21.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Of these amounts, $3.6 million, $4.3 million and $6.0 million was recorded as interest income on such loans in 2014, 2013 and 2012, respectively.
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
Loan modifications are generally performed at the request of the borrower, whether commercial or consumer, and may include reductions in interest rates, changes in payments and maturity date extensions. Although the Company does not have formal, standardized loan modification programs for its commercial or consumer loan portfolios, it addresses loan modifications on a case-by-case basis and also participates in the United States Department of the Treasury's (U.S. Treasury) Home Affordable Modification Program (HAMP). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. At December 31, 2014 and 2013, the Company had $72.7 million and $75.3 million, respectively, of modified loans in the HAMP program.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending upon the individual facts and circumstances of the loan. TDRs accruing interest are classified as performing TDRs. The following table presents the categories of performing TDRs as of December 31, 2014 and 2013:

(dollars in thousands)	2014	2013
Performing Troubled Debt Restructurings:
Commercial, financial and agricultural	$284	—
Real estate construction and development	342	—
Real estate mortgage:
One-to-four-family residential	76,228	78,153
Multi-family residential	—	27,955
Commercial real estate	3,765	4,519
Total	$80,619	110,627
The Company does not accrue interest on TDRs which have been modified for a period less than six months or are not in compliance with the modified terms. These loans are considered nonperforming TDRs and are included with other nonaccrual loans for classification purposes. The following table presents the categories of loans considered nonperforming TDRs as of December 31, 2014 and 2013:

(dollars in thousands)	2014	2013
Nonperforming Troubled Debt Restructurings:
Commercial, financial and agricultural	$243	711
Real estate construction and development	2,788	3,605
Real estate mortgage:
One-to-four-family residential	4,003	6,266
Multi-family residential	19,050	—
Commercial real estate	371	—
Total	$26,455	10,582
Both performing and nonperforming TDRs are considered to be impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses. The allowance for loan losses allocated to TDRs was $6.1 million and $9.1 million at December 31, 2014 and 2013, respectively.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present loans classified as TDRs that were modified during the years ended December 31, 2014 and 2013:

	2014			2013
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Loan Modifications as Troubled Debt Restructurings:
Commercial, financial and agricultural	1	$287	$287	2	$246	$201
Real estate mortgage:
One-to-four-family residential	52	7,187	6,338	53	11,838	10,897
The following tables present TDRs that defaulted within 12 months of modification during the years ended December 31, 2014 and 2013:

	2014		2013
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial, financial and agricultural	—	$—	3	$401
Real estate mortgage:
One-to-four-family residential	8	1,385	6	1,101
Upon default of a TDR, which is considered to be 90 days or more past due under the modified terms, impairment is measured based on the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses.
Allowance for Loan Losses. Changes in the allowance for loan losses for the years ended December 31, 2014, 2013 and 2012 were as follows:

(dollars in thousands)	2014	2013	2012
Balance, beginning of year	$81,033	91,602	137,710
Loans charged-off	(21,923)	(25,835)	(78,070)
Recoveries of loans previously charged-off	14,764	20,266	29,962
Net loans charged-off	(7,159)	(5,569)	(48,108)
(Benefit) provision for loan losses	(7,000)	(5,000)	2,000
Balance, end of year	$66,874	81,033	91,602
The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2014 and 2013:

(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
Year Ended December 31, 2014:
Allowance for loan losses:
Beginning balance	$13,401	7,407	32,619	5,249	22,052	305	81,033
Charge-offs	(4,898)	(132)	(6,611)	(8,828)	(1,333)	(121)	(21,923)
Recoveries	4,687	2,060	4,330	212	3,345	130	14,764
(Benefit) provision for loan losses	(616)	(5,845)	(6,283)	8,997	(3,081)	(172)	(7,000)
Ending balance	$12,574	3,490	24,055	5,630	20,983	142	66,874

Year Ended December 31, 2013:
Allowance for loan losses:
Beginning balance	$13,572	14,434	38,897	4,252	20,048	399	91,602
Charge-offs	(5,578)	(448)	(12,747)	(162)	(6,720)	(180)	(25,835)
Recoveries	5,302	7,165	4,455	145	3,067	132	20,266
Provision (benefit) for loan losses	105	(13,744)	2,014	1,014	5,657	(46)	(5,000)
Ending balance	$13,401	7,407	32,619	5,249	22,052	305	81,033

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents a summary of the impairment method used by loan category at December 31, 2014 and 2013:

(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment and Net Deferred Loan Fees	Total
Ending Balance at December 31, 2014:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$1,053	—	1,184	—	—	—	2,237
Impaired loans collectively evaluated for impairment	573	219	7,821	1,157	463	1	10,234
All other loans collectively evaluated for impairment	10,948	3,271	15,050	4,473	20,520	141	54,403
Total allowance for loan losses	$12,574	3,490	24,055	5,630	20,983	142	66,874
Loans:
Impaired loans individually evaluated for impairment	$4,712	2,626	7,388	19,050	3,765	—	37,541
Impaired loans collectively evaluated for impairment	5,058	1,109	89,561	681	4,122	23	100,554
All other loans collectively evaluated for impairment	685,497	86,116	919,761	95,703	1,175,155	17,505	2,979,737
Total loans	$695,267	89,851	1,016,710	115,434	1,183,042	17,528	3,117,832

Ending Balance at December 31, 2013:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$—	62	2,275	1,034	385	—	3,756
Impaired loans collectively evaluated for impairment	497	232	8,937	1,404	605	—	11,675
All other loans collectively evaluated for impairment	12,904	7,113	21,407	2,811	21,062	305	65,602
Total allowance for loan losses	$13,401	7,407	32,619	5,249	22,052	305	81,033
Loans:
Impaired loans individually evaluated for impairment	$3,480	3,440	12,276	28,641	9,168	—	57,005
Impaired loans collectively evaluated for impairment	7,043	1,474	93,301	1,107	3,634	19	106,578
All other loans collectively evaluated for impairment	590,181	116,748	815,911	91,556	1,035,432	18,136	2,667,964
Total loans	$600,704	121,662	921,488	121,304	1,048,234	18,155	2,831,547

NOTE 5 – BANK PREMISES AND EQUIPMENT, NET
Bank premises and equipment, net of accumulated depreciation and amortization, were comprised of the following at December 31, 2014 and 2013:

(dollars in thousands)	2014	2013
Land	$32,117	32,631
Buildings and improvements	139,687	134,862
Furniture, fixtures and equipment	90,833	100,688
Leasehold improvements	11,547	11,855
Construction in progress	5,926	2,720
Total	280,110	282,756
Accumulated depreciation and amortization	(157,094)	(158,428)
Bank premises and equipment, net	$123,016	124,328
The Company capitalized interest cost of $104,000, $71,000 and $31,000 during the years ended December 31, 2014, 2013 and 2012, respectively.
Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $11.7 million, $11.8 million and $12.0 million, respectively.
The Company leases land, office properties and equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $9.7 million, $10.6 million and $11.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future minimum lease payments under non-cancellable operating leases extend through 2028 as follows:

(dollars in thousands)
Year ending December 31:
2015	$8,018
2016	7,185
2017	5,142
2018	3,233
2019	2,593
Thereafter	9,401
Total future minimum lease payments	$35,572
The Company also leases to unrelated parties a portion of its banking facilities. Rental income associated with these leases was $4.5 million, $4.3 million and $4.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
NOTE 6 – GOODWILL
The Company did not have any goodwill at December 31, 2014 and 2013. First Bank recorded goodwill impairment of $107.3 million for the year ended December 31, 2013, as further discussed below. Changes in the carrying amount of goodwill for the year ended December 31, 2013 was as follows:

(dollars in thousands)	2013
Balance, beginning of year	$125,267
Goodwill impairment	(107,267)
Goodwill allocated to sale transaction	(18,000)
Balance, end of year	$—
The Company allocated goodwill of $18.0 million to the sale of the ABS line of business, as discussed in Note 2 to the consolidated financial statements, based on the relative fair value of the ABS line of business and the portion of the First Bank segment that was retained.
Taking into account the results of a goodwill impairment analyses performed for the year ended December 31, 2013, the Company recorded goodwill impairment of $107.3 million for the year ended December 31, 2013, primarily reflecting the increase in carrying value of the Company as a result of the reversal of substantially all of the Company's valuation allowance against its deferred tax assets during the fourth quarter of 2013, as further described in Note 17 to the consolidated financial statements.
NOTE 7 – SERVICING RIGHTS
Mortgage Banking Activities. At December 31, 2014 and 2013, the Company serviced mortgage loans for others totaling $1.37 billion and $1.33 billion, respectively. Borrowers’ escrow balances held by the Company on such loans were $8.6 million and $7.9 million at December 31, 2014 and 2013, respectively. Changes in mortgage servicing rights for the years ended December 31, 2014 and 2013 were as follows:

(dollars in thousands)	2014	2013
Balance, beginning of year	$14,211	9,152
Originated mortgage servicing rights	2,568	3,623
Purchased mortgage servicing rights	159	—
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	(1,085)	3,671
Other changes in fair value (2)	(1,841)	(2,235)
Balance, end of year	$14,012	14,211

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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Servicing Activities. At December 31, 2014 and 2013, the Company serviced SBA loans for others totaling $114.4 million and $139.1 million, respectively. Changes in SBA servicing rights for the years ended December 31, 2014 and 2013 were as follows:

(dollars in thousands)	2014	2013
Balance, beginning of year	$4,643	5,640
Originated SBA servicing rights	—	—
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	223	(244)
Other changes in fair value (2)	(865)	(753)
Balance, end of year	$4,001	4,643

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

NOTE 8 – DERIVATIVE INSTRUMENTS
The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The following table summarizes derivative instruments held by the Company, their notional amount, estimated fair values and their location in the consolidated balance sheets at December 31, 2014 and 2013:

			Derivatives in Other Assets
	Notional Amount		Fair Value Gain (Loss)
(dollars in thousands)	2014	2013	2014	2013
Derivative Instruments Not Designated as Hedging Instruments:
Interest rate lock commitments	$20,762	14,237	580	217
Forward commitments to sell mortgage-backed securities	38,300	29,100	(294)	296
Total	$59,062	43,337	286	513
Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These interest rate lock commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in March 2015. The fair value of the interest rate lock commitments and forward contracts to sell mortgage-backed securities are included in other assets in the consolidated balance sheets. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.
Client Interest Rate Swap Agreements. First Bank offers interest rate swap agreements to certain clients to assist in hedging their risks of adverse changes in interest rates. First Bank serves as an intermediary between its clients and the financial markets. Each interest rate swap agreement between First Bank and its clients is offset by an interest rate swap agreement between First Bank and various counterparties. These interest rate swap agreements do not qualify for hedge accounting treatment. Changes in the fair value of client interest rate swap agreements are recognized in noninterest income on a monthly basis. Each client contract is paired with an offsetting contract, and as such, there is no significant impact to net income (loss). There were no outstanding client interest rate swap agreements at December 31, 2014 and 2013.
The following table summarizes amounts included in the consolidated statements of income for the years December 31, 2014, 2013 and 2012 related to non-hedging derivative instruments:

(dollars in thousands)	Location of Gain (Loss) Recognized in Operations on Derivatives	Amount of Gain (Loss) Recognized in Operations on Derivatives
		2014	2013	2012
Derivative Instruments Not Designated as Hedging Instruments:
Interest rate swap agreements	Other noninterest income	$—	—	(43)
Client interest rate swap agreements	Other noninterest income	—	—	3
Interest rate lock commitments	Gain on loans sold and held for sale	363	(1,620)	456
Forward commitments to sell mortgage-backed securities	Gain on loans sold and held for sale	(590)	601	424

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 – MATURITIES OF TIME DEPOSITS
Time deposits of $250,000 or more were $82.4 million and $81.3 million at December 31, 2014 and 2013, respectively.
A summary of maturities of time deposits at December 31, 2014 is as follows:

(dollars in thousands)	Total
Year ending December 31:
2015	$686,939
2016	160,614
2017	42,251
2018	22,210
2019	13,844
Thereafter	19
Total	$925,877

NOTE 10 – OTHER BORROWINGS
Other borrowings were comprised solely of daily securities sold under agreement to repurchase of $64.9 million and $43.1 million at December 31, 2014 and 2013, respectively. First Bank had no outstanding FHLB advances as of and for the years ended December 31, 2014 and 2013.
The average balance of other borrowings was $45.5 million and $34.8 million, and the maximum month-end balance of other borrowings was $64.9 million and $44.4 million for the years ended December 31, 2014 and 2013, respectively.
The average rates paid on other borrowings during the years ended December 31, 2014, 2013 and 2012 were (0.02)%, (0.03)% and (0.05)%, respectively. The negative average rates paid on other borrowings during the years ended December 31, 2014, 2013 and 2012 resulted from capitalized interest cost for the years ended December 31, 2014, 2013 and 2012, as more fully described in Note 5 to the consolidated financial statements, and the reversal of accrued interest related to unrecognized tax benefits associated with FASB Interpretation No. 48 (codified under ASC 740-10) for the year ended December 31, 2012, as more fully described in Note 17 to the consolidated financial statements. Interest expense on securities sold under agreements to repurchase was $45,000, $34,000 and $33,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
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
NOTE 12 – SUBORDINATED DEBENTURES
As of December 31, 2014, the Company had 13 affiliated Delaware or Connecticut statutory and business trusts (collectively, the Trusts) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering. The Company owns all of the common securities of the Trusts. The sole assets of the statutory and business trusts are the Company's junior subordinated debentures. The gross proceeds of the offerings were used by the Trusts to purchase variable rate or fixed rate junior subordinated debentures from the Company. In connection with the issuance of the trust preferred securities, the Company made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts under the trust preferred securities.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the junior subordinated debentures issued to the Trusts in conjunction with the trust preferred securities offerings at December 31, 2014 and 2013:

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
The Company’s distributions accrued on the junior subordinated debentures were $12.9 million, $15.0 million and $14.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in interest expense in the consolidated statements of income. Deferred issuance costs associated with the Company’s junior subordinated debentures are included as a reduction of junior subordinated debentures in the consolidated balance sheets and are amortized using a method which approximates the level-yield method to the maturity date of the respective junior subordinated debentures. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in the Company’s capital base, as further discussed in Note 14 to the consolidated financial statements.
In August 2009, the Company announced the deferral of its regularly scheduled interest payments on its outstanding junior subordinated debentures relating to its $345.0 million of trust preferred securities beginning with the regularly scheduled quarterly interest payments that would otherwise have been made in September and October, 2009. The terms of the junior subordinated debentures and the related trust indentures allow the Company to defer such payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. The Company had deferred such payments for 18 quarterly periods as of December 31, 2013. The Company had deferred $56.0 million of its regularly scheduled interest payments as of December 31, 2013. In addition, the Company had accrued additional interest expense of $6.7 million as of December 31, 2013 on the regularly scheduled deferred interest payments based on the interest rate in effect for each junior subordinated note issuance in accordance with the respective terms of the underlying agreements. During a deferral period, the respective trusts suspend the declaration and payment of dividends on the trust preferred securities. During a deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. Accordingly, the Company also suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September, 2009, as further described in Note 13 to the consolidated financial statements.
Under its previous Written Agreement (as defined in Note 14 to the consolidated financial statements) with the FRB, which was terminated on May 19, 2014, the Company agreed, among other things, to provide certain information to the FRB, including, but not limited to, prior notice regarding the issuance of additional trust preferred securities. The Company also agreed not to make any distributions of interest or other sums on its outstanding trust preferred securities without the prior approval of the FRB, as further described in Note 14 to the consolidated financial statements.
On January 31, 2014, the Company received regulatory approval from the FRB under the then-existing Written Agreement, subject to certain conditions, which granted First Bank the authority to pay a dividend to the Company, and the authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Under its MOU with the FRB, First Bank has agreed not to declare or pay any dividends, without the prior consent of the FRB, that would cause First Bank to pay dividends in excess of its earnings or make a capital distribution that would cause First Bank's Tier 1 Leverage Ratio to fall below 9.0%. Furthermore, pursuant to Missouri Revised Statutes, First Bank is required to obtain approval from the MDOF prior to paying any dividends to the Company, as further described in Note 14 to the consolidated financial statements. The Company is unable to predict whether or when the FRB and/or the MDOF will grant such consent in the future.
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
NOTE 13 – STOCKHOLDERS’ EQUITY
Common Stock. There is no established public trading market for the Company’s common stock. Various trusts, which were established by and are administered by and for the benefit of the Company’s Chairman of the Board and members of his immediate family (including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company), own all of the voting stock of the Company other than the Class C Preferred Stock and Class D Preferred Stock that have limited voting rights, as described below.
Preferred Stock. The Company has four classes of preferred stock outstanding. The Class A Convertible Adjustable Rate Preferred Stock (Class A Preferred Stock) is convertible into shares of common stock at a rate based on the ratio of the par value of the preferred stock to the current market value of the common stock at the date of conversion, to be determined by independent appraisal at the time of conversion. Shares of Class A Preferred Stock may be redeemed by the Company at any time at 105.0% of par value. The Class B Non-Convertible Adjustable Rate Preferred Stock (Class B Preferred Stock) may not be redeemed or converted. The holders of the Class A and Class B Preferred Stock have full voting rights. Dividends on the Class A and Class B Preferred Stock are adjustable quarterly based on the highest of the Treasury Bill Rate or the Ten Year Constant Maturity Rate for the two-week period immediately preceding the beginning of the quarter. This rate shall not be less than 6.0% nor more than 12.0% on the Class A Preferred Stock, or less than 7.0% nor more than 15.0% on the Class B Preferred Stock. Effective August 10, 2009, the Company suspended the declaration of dividends on its Class A and Class B Preferred Stock.
On December 31, 2008, the Company issued 295,400 shares of Class C Fixed Rate Cumulative Perpetual Preferred Stock (Class C Preferred Stock) and 14,770 shares of Class D Fixed Rate Cumulative Perpetual Preferred Stock (Class D Preferred Stock) to the United States Department of the Treasury (U.S. Treasury) in conjunction with the U.S. Treasury’s Troubled Asset Relief Program’s Capital Purchase Program (CPP). The Class C Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class C Preferred Stock have no voting rights except in certain limited circumstances. The Class C Preferred Stock carried an annual dividend rate equal to 5% for the first five years, payable quarterly in arrears beginning February 15, 2009. The annual dividend rate increased to 9% per annum on February 15, 2014. The Class D Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share. The holders of the Class D Preferred Stock have no voting rights except in certain limited circumstances. The Class D Preferred Stock carries an annual dividend rate equal to 9%, payable quarterly in arrears beginning February 15, 2009. The Class C Preferred Stock and the Class D Preferred Stock qualify as Tier 1 capital. Effective February 17, 2009, the Class C Preferred Stock and the Class D Preferred Stock may be redeemed at any time without penalty and without the need to raise new capital, subject to consultation with the Company’s primary regulatory agency. The Class D Preferred Stock may not be redeemed until all of the outstanding shares of the Class C Preferred Stock have been redeemed. In addition, prior to the U.S. Treasury's sale of the Class C Preferred Stock and Class D Preferred Stock (as further described below), the U.S. Treasury had certain supervisory and oversight duties and responsibilities under the CPP and, pursuant to the terms of the agreement governing the issuance of the Class C Preferred Stock

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and the Class D Preferred Stock to the U.S. Treasury (Purchase Agreement), the U.S. Treasury was empowered to unilaterally amend any provision of the Purchase Agreement with the Company to the extent required to comply with any changes in applicable federal statutes. As a result of the Company’s deferral of dividends to the U.S. Treasury for an aggregate of six quarters, the U.S. Treasury had the right to elect two directors to the Company’s Board. On July 13, 2011, the U.S. Treasury elected two members to the Company’s Board of Directors. In addition to the right to elect two directors to the Company’s Board of Directors, the holders of the Class C Preferred Stock and Class D Preferred Stock have limited voting rights, except as required by law or to the extent such rights are waived. For as long as shares of the Class C Preferred Stock or Class D Preferred Stock are outstanding, in addition to any other vote or consent of the shareholders required by law or the Company’s articles of incorporation, the vote or consent of holders of at least 66 2/3% of the shares of the Class C Preferred Stock or Class D Preferred Stock outstanding is required for any authorization or issuance of shares ranking senior to the Class C Preferred Stock or Class D Preferred Stock, respectively; any amendments to the rights of the Class C Preferred Stock or Class D Preferred Stock that adversely affect the rights, privileges or voting power of the Class C Preferred Stock or Class D Preferred Stock, respectively; or initiation and completion of any merger, share exchange or similar transaction unless the shares of Class C Preferred Stock or Class D Preferred Stock, respectively, remain outstanding, or, if the Company is not the surviving entity in such transaction, are converted into or exchanged for preferred securities of the surviving entity that have the same rights, preferences, privileges and voting power of the Class C Preferred Stock and Class D Preferred Stock.
The Company allocated the total proceeds received under the CPP of $295.4 million to the Class C Preferred Stock and the Class D Preferred Stock based on the relative fair values of the respective classes of preferred stock at the time of issuance. The discount on the Class C Preferred Stock of $17.3 million was accreted to retained earnings on a level-yield basis over five years (through the fourth quarter of 2013). Accretion of the discount on the Class C Preferred Stock was $3.6 million for the years ended December 31, 2013 and 2012.
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
The redemption of any issue of preferred stock requires the prior approval of the Federal Reserve. In addition, the Company, under its MOU with the FRB, has agreed, among other things, to provide certain information to the FRB including, but not limited to, progress of achieving its Capital Plan and notice of plans to materially change its Capital Plan. Furthermore, the Company agreed not to declare or pay any dividends on its common or preferred stock without the prior approval of the FRB, as further described in Note 14 to the consolidated financial statements. The FRB has complete discretion to grant any such approval and therefore, it is not known whether the FRB would approve any such request.
The Company suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September, 2009. The Company has declared and accrued $68.4 million of its regularly scheduled dividend payments on its Class C Preferred Stock and Class D Preferred Stock at December 31, 2014 and 2013, and has accrued an additional $9.4 million of cumulative dividends on such deferred dividend payments at December 31, 2014 and 2013. As such, the aggregate amount of these deferred and accrued dividend payments was $77.8 million at December 31, 2014 and 2013.
The Company ceased declaring dividends on its Class C Preferred Stock and Class D Preferred Stock during the fourth quarter of 2013. Previously, the Company had declared and accrued dividends on its Class C Preferred Stock and Class D Preferred Stock quarterly throughout the deferral period. If the Company had continued to declare and accrue dividends on its Class C Preferred Stock and Class D Preferred Stock during the fourth quarter of 2013 and the year ended December 31, 2014, the Company would have accrued an additional $4.1 million and $33.2 million, respectively, of dividend payments, and the Company's aggregate deferred and accrued dividend payments would have been $115.1 million at December 31, 2014. The Company will continue to evaluate whether declaring dividends on its Class C Preferred Stock and Class D Preferred Stock is appropriate in future periods. The Company's cessation of declaring and accruing dividends on its Class C Preferred Stock and Class D Preferred Stock did not have any effect on the terms of the outstanding Class C Preferred Stock and Class D Preferred Stock, including the Company's obligations thereunder, as previously described.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Income (Loss). The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, by component, for the years ended December 31, 2014, 2013 and 2012:

(dollars in thousands)	Investment Securities	Defined Benefit Pension Plan	Deferred Tax Asset Valuation Allowance	Total
Year Ended December 31, 2014:
Balance, beginning of period	$10,151	(2,649)	—	7,502
Other comprehensive income (loss) before reclassifications	4,892	(1,291)	—	3,601
Amounts reclassified from accumulated other comprehensive income (loss)	(992)	—	—	(992)
Net current period other comprehensive income (loss)	3,900	(1,291)	—	2,609
Balance, end of period	$14,051	(3,940)	—	10,111

Year Ended December 31, 2013:
Balance, beginning of period	$35,186	(3,544)	13,617	45,259
Other comprehensive income (loss) before reclassifications	(24,789)	895	(13,617)	(37,511)
Amounts reclassified from accumulated other comprehensive income (loss)	(246)	—	—	(246)
Net current period other comprehensive income (loss)	(25,035)	895	(13,617)	(37,757)
Balance, end of period	$10,151	(2,649)	—	7,502

Year Ended December 31, 2012:
Balance, beginning of period	$19,437	(2,633)	(738)	16,066
Other comprehensive income (loss) before reclassifications	16,507	(911)	14,355	29,951
Amounts reclassified from accumulated other comprehensive income (loss)	(758)	—	—	(758)
Net current period other comprehensive income (loss)	15,749	(911)	14,355	29,193
Balance, end of period	$35,186	(3,544)	13,617	45,259
Other comprehensive income (loss) of $2.6 million, $(37.8) million and $29.2 million, as presented in the consolidated statements of changes in stockholders’ equity, is reflected net of income tax expense (benefit) of $1.8 million, $(6.5) million and $(6.4) million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and First Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets (Tier 1 leverage ratio).
The Company was categorized as adequately capitalized under minimum regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2014 and 2013. The Company must maintain minimum total capital, Tier 1 capital and Tier 1 leverage ratios as set forth in the table below in order to meet the minimum capital adequacy standards.
First Bank was categorized as well capitalized at December 31, 2014 and 2013 under the prompt corrective action provisions of the regulatory capital standards. First Bank must maintain minimum total capital, Tier 1 capital and Tier 1 leverage ratios as set forth in the table below in order to be categorized as well capitalized.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2014 and 2013, the Company's and First Bank's required and actual capital ratios were as follows:

	Actual				For Capital Adequacy Purposes	To be Well Capitalized Under Prompt Corrective Action Provisions
	2014		2013
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
First Banks, Inc.	$475,312	12.25%	$405,856	11.13%	8.0%	N/A
First Bank (1)	691,350	17.81	734,535	20.12	8.0	10.0%
Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	284,396	7.33	239,868	6.58	4.0	N/A
First Bank (1)	642,593	16.55	688,427	18.86	4.0	6.0
Tier 1 capital (to average assets):
First Banks, Inc.	284,396	5.01	239,868	4.12	4.0	N/A
First Bank (1)	642,593	11.35	688,427	11.77	4.0	5.0
____________________

(1)	The reduction in First Bank's regulatory capital ratios during 2014 primarily resulted from the payment of $95.0 million of dividends to the Company in 2014.
Basel III and the Final Capital Rules. In July 2013, the federal bank regulators approved final rules (the Final Capital Rules) implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Final Capital Rules also substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and First Bank, as compared to the general risk-based capital rules. The Final Capital Rules revise the components of capital and address other issues affecting the numerator in regulatory capital ratios. The Final Capital Rules also address asset risk weights and other issues affecting the denominator in regulatory capital ratios and replace the existing general risk-weighting approach based on Basel I with a more risk-sensitive approach. The Final Capital Rules became effective for the Company and First Bank on January 1, 2015 (subject to a phase-in period for certain provisions). The Final Capital Rules:

•	Include a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets and raise the minimum Tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets;

•
Require institutions to maintain a capital conservation buffer composed of common equity Tier 1 capital of 2.5% above the minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments (unless a waiver is granted by the Federal Reserve) and certain discretionary bonus payments to executive officers (unless a waiver is granted by the Federal Reserve). In addition, institutions that do not maintain the required capital conservation buffer may also be limited in their ability to make payments on trust preferred securities. The capital conservation buffer is measured relative to risk-weighted assets and will be phased in over a four-year period beginning on January 1, 2016 with an initial requirement of 0.625%, that subsequently increases to 1.25%, 1.875% and 2.5% on January 1, 2017, 2018 and 2019, respectively;

•
Implement new constraints on the inclusion of minority interests, mortgage servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions in Tier 1 capital;

•	Increase risk-weightings for past-due loans, certain commercial real estate loans and some equity exposures;

•	Require trust preferred securities and cumulative perpetual preferred stock to be phased out of Tier 1 capital for banks with assets greater than $15.0 billion as of December 31, 2009; and

•
Allow non-advanced banking organizations, such as us, a one-time option to filter certain accumulated other comprehensive income components, such as unrealized gains and losses on available-for-sale investment securities, out of regulatory capital.

The calculation of common equity Tier 1 capital is different from the calculation of common equity under GAAP. Most significantly for the Company, the Company's net deferred tax assets, which are included in the calculation of common equity under GAAP, will be substantially phased out over time from the required calculation of common equity Tier 1 capital for regulatory purposes. The net deferred tax assets attributable to net operating loss and tax credit carryforwards, which comprised over 87.0% of the Company's net deferred tax assets as of December 31, 2014, are scheduled to be phased out entirely from inclusion in the calculation of common equity Tier 1 capital in 2019.
In light of the Company's current capital and the future changes in the calculation of regulatory capital as a result of the Final Capital Rules, absent a substantial increase in qualifying common equity, the Company will not meet the common equity Tier 1 requirement under the Final Capital Rules. The inability to remain adequately capitalized under the Final Capital Rules could materially adversely impact the Company's financial condition, results of operations, and ability to grow. In addition, the inability to meet the capital conservation buffer would preclude the Company from making dividend payments on capital stock and may

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

preclude the Company from making interest payments on trust preferred securities absent a waiver of the Final Capital Rules by the Federal Reserve. It is not known whether the Federal Reserve would grant such a waiver.
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
The Written Agreement required, among other things, that the Company and First Bank obtain prior approval from the FRB to pay dividends. In addition, the Company was required to obtain prior approval from the FRB to: (i) take any other form of payment from First Bank representing a reduction in capital of First Bank; (ii) make any distributions of interest, principal or other sums on junior subordinated debentures or trust preferred securities; (iii) incur, increase or guarantee any debt; or (iv) purchase or redeem any shares of the Company's stock. The FRB had complete discretion to grant any such approval. On January 31, 2014, the Company received regulatory approval from the FRB under the former Written Agreement, subject to certain conditions, which granted First Bank the authority to pay a dividend to the Company, and the authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities. In February 2014, First Bank paid a dividend of $70.0 million to the Company and the Company subsequently paid interest on the junior subordinated debentures of $66.4 million , as further described in Note 12 to the consolidated financial statements.
Pursuant to the terms of the Written Agreement, the Company and First Bank submitted a written plan to the FRB to maintain sufficient capital at the Company, on a consolidated basis, and at First Bank, on a standalone basis. In addition, the Agreement also required the Company and First Bank to notify the FRB if the regulatory capital ratios of either entity fell below those set forth in the capital plans that were accepted by the FRB, and specifically if First Bank fell below the criteria for being well capitalized under the regulatory framework for prompt corrective action. The Company was also required to notify the FRB before appointing any new directors or senior executive officers or changing the responsibilities of any senior executive officer position. The Written Agreement also required the Company and First Bank to comply with certain restrictions regarding indemnification and severance payments although First Bank was notified, as of October 16, 2013, by the FRB that such restriction was no longer applicable to First Bank. The Agreement was specifically enforceable by the FRB in court.
Prior to entering into the Written Agreement on March 24, 2010, the Company and First Bank had entered into a memorandum of understanding and an informal agreement, respectively, with the FRB and the Missouri Division of Finance (MDOF). Each of the agreements were characterized by regulatory authorities as informal actions that were neither published nor made publicly available by the agencies and are used when circumstances warrant a milder form of action than a formal supervisory action, such as a written agreement or cease and desist order. The memorandum of understanding with the FRB was replaced and superseded by the Written Agreement. The informal agreement with the MDOF, dated September 18, 2008, was terminated effective September 11, 2013.
On May 19, 2014, the Company entered into a Memorandum of Understanding (MOU) with the FRB. The MOU is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by the FRB and is used when circumstances warrant a milder form of action than a formal supervisory action. Under the terms of the MOU, the Company agreed, among other things, to provide certain information to the FRB including, but not limited to, progress of achieving its Capital Plan, notice of plans to materially change its Capital Plan, parent company cash flow plans and summaries of nonperforming asset classifications. In addition, the Company agreed not to do any of the following without the prior approval of the FRB: (i) declare or pay any dividends on its common or preferred stock; (ii) incur or guarantee any debt; (iii) redeem any of the Company's outstanding common or preferred stock; and (iv) cause First Bank to pay dividends in excess of its earnings or make a capital distribution that would cause First Bank's Tier 1 Leverage Ratio to fall below 9.0%. The FRB has complete discretion to grant any such approval and therefore, it is not known whether the FRB would approve any such request.
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivative instruments. Substantially all derivative instruments utilized by the Company are traded in over-the-counter markets where quoted market prices are not readily available. Derivative instruments utilized by the Company currently include interest rate lock commitments and forward commitments to sell mortgage-backed securities. For these derivative instruments, fair value is based on market observable inputs utilizing pricing systems and valuation models, and where applicable, the values are compared to the market values calculated independently by the respective counterparties. The Company classifies its derivative instruments as Level 2.
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
Goodwill. The valuation of goodwill to determine impairment is performed on an annual basis, or more frequently if there is an event or circumstance that would indicate impairment may have occurred. The Company operates as a single reporting unit. The annual measurement date for the goodwill impairment test was December 31. The goodwill impairment test is a two-step process which requires the Company to make assumptions regarding fair value. The first step consists of estimating the fair value of the reporting unit using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, discount rates, and comparable marketplace fair value data from within a comparable industry grouping. The estimated fair value of its reporting unit is compared to the carrying value, which includes allocated goodwill. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the implied fair value of goodwill, which requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value to compute the amount of goodwill impairment. The Company recorded goodwill impairment of $107.3 million for the year ended December 31, 2013, as further described in Note 6 to the consolidated financial statements. The Company classifies its goodwill as Level 3.
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Items Measured on a Recurring Basis. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 are reflected in the following table:

	Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
December 31, 2014:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	231,731	—	231,731
Residential mortgage-backed	—	1,007,844	—	1,007,844
Commercial mortgage-backed	—	837	—	837
State and political subdivisions	—	29,615	—	29,615
Corporate notes	—	173,695	—	173,695
Equity investments	1,967	—	—	1,967
Mortgage loans held for sale	—	31,411	—	31,411
Derivative instruments:
Interest rate lock commitments	—	580	—	580
Forward commitments to sell mortgage-backed securities	—	(294)	—	(294)
Servicing rights	—	—	18,013	18,013
Total	$1,967	1,475,419	18,013	1,495,399
Liabilities:
Nonqualified deferred compensation plan	$6,778	—	—	6,778
Total	$6,778	—	—	6,778
December 31, 2013:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	275,899	—	275,899
Residential mortgage-backed	—	1,105,787	—	1,105,787
Commercial mortgage-backed	—	856	—	856
State and political subdivisions	—	31,557	—	31,557
Corporate notes	—	196,203	—	196,203
Equity investments	1,443	—	—	1,443
Mortgage loans held for sale	—	25,548	—	25,548
Derivative instruments:
Interest rate lock commitments	—	217	—	217
Forward commitments to sell mortgage-backed securities	—	296	—	296
Servicing rights	—	—	18,854	18,854
Total	$1,443	1,636,363	18,854	1,656,660
Liabilities:
Nonqualified deferred compensation plan	$6,641	—	—	6,641
Total	$6,641	—	—	6,641
There were no transfers between Levels 1 and 2 of the fair value hierarchy for the years ended December 31, 2014 and 2013.
The following table presents the changes in Level 3 assets measured on a recurring basis for the years ended December 31, 2014 and 2013:

	Servicing Rights
(dollars in thousands)	2014	2013
Balance, beginning of year	$18,854	14,792
Total gains or losses (realized/unrealized):
Included in earnings (1)	(3,568)	439
Included in other comprehensive income (loss)	—	—
Issuances	2,568	3,623
Purchases	159	—
Transfers in and/or out of level 3	—	—
Balance, end of year	$18,013	18,854

(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of income.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Items Measured on a Nonrecurring Basis. From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013 are reflected in the following table:

	Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
December 31, 2014:
Assets:
Impaired loans	$—	—	125,624	125,624
Other real estate	—	—	55,666	55,666
Goodwill	—	—	—	—
Total	$—	—	181,290	181,290
December 31, 2013:
Assets:
Impaired loans	$—	—	148,152	148,152
Other real estate	—	—	66,702	66,702
Goodwill	—	—	—	—
Total	$—	—	214,854	214,854
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
Other real estate measured at fair value upon initial recognition totaled $7.6 million, $9.5 million and $24.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition to other real estate measured at fair value upon initial recognition, the Company recorded write-downs to the balance of other real estate of $2.1 million, $2.4 million and $14.5 million to noninterest expense for the years ended December 31, 2014, 2013 and 2012, respectively.
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The estimated fair value of the Company’s financial instruments at December 31, 2014 was as follows:

	December 31, 2014
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$205,402	205,402	—	—	205,402
Investment securities:
Available for sale	1,445,689	1,967	1,443,722	—	1,445,689
Held to maturity	618,148	—	614,272	—	614,272
Loans held for portfolio	3,050,958	—	—	2,937,948	2,937,948
Loans held for sale	31,411	—	31,411	—	31,411
FRB and FHLB stock	30,458	30,458	—	—	30,458
Derivative instruments	286	—	286	—	286
Accrued interest receivable	15,064	15,064	—	—	15,064
Financial Liabilities:
Deposits	$4,849,504	3,923,627	—	924,955	4,848,582
Securities sold under agreements to repurchase	64,875	64,875	—	—	64,875
Accrued interest payable	831	831	—	—	831
Subordinated debentures	354,286	—	—	303,191	303,191
Liability for Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$12	—	—	12	12

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

NOTE 16 – CREDIT COMMITMENTS
The Company is a party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its clients. These instruments involve, in varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The interest rate risk associated with these credit commitments relates primarily to the commitments to originate fixed-rate loans. As more fully described in Note 8 to the consolidated financial statements, the interest rate risk of the commitments to originate fixed-rate loans has been hedged with forward commitments to sell mortgage-backed securities. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and the collateral or other security is of no value. The Company uses the same credit policies in granting commitments and conditional obligations as it does for on-balance sheet items.
Commitments to extend fixed and variable rate credit, and commercial and standby letters of credit, at December 31, 2014 and 2013 were as follows:

	December 31,
(dollars in thousands)	2014	2013
Commitments to extend credit	$950,586	766,442
Commercial and standby letters of credit	35,224	46,680
Total	$985,810	813,122
Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each client’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment, income-producing commercial properties or single-family residential properties. In the event of nonperformance, the Company may obtain and liquidate the collateral to recover amounts paid under its guarantees on these financial instruments.
Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a client to a third party. The letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Upon issuance of the commitments, the Company typically holds marketable securities, certificates of deposit, inventory, real property or other assets as collateral supporting those commitments for which collateral is deemed necessary. The standby letters of credit at December 31, 2014 expire, at various dates, within five years.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Standby letters of credit issued by the FHLB on First Bank’s behalf were $2.8 million and $25.9 million at December 31, 2014 and 2013, respectively.
The reserve for letters of credit and unfunded loan commitments was $12,000 and $2.7 million at December 31, 2014 and 2013. The reserve at December 31, 2013 included a specific reserve of $2.4 million on a single letter of credit relationship. This reserve was utilized during the year ended December 31, 2014 to absorb a loss on this letter of credit relationship at the time of its funding.
NOTE 17 – INCOME TAXES
The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2014, 2013 and 2012 consists of the following:

(dollars in thousands)	2014	2013	2012
Current provision (benefit) for income taxes:
Federal	$102	3	—
State	(6)	(244)	(32)
	96	(241)	(32)
Deferred provision (benefit) for income taxes:
Federal	9,663	44,068	6,766
State	10,239	(1,275)	1,253
	19,902	42,793	8,019
Decrease in deferred tax asset valuation allowance	(7,839)	(331,053)	(8,126)
Total	$12,159	(288,501)	(139)
The effective rates of federal income taxes for the years ended December 31, 2014, 2013 and 2012 differ from the federal statutory rates of taxation as follows:

	Years Ended December 31,
	2014		2013		2012
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income (loss) from continuing operations before provision (benefit) for income taxes and net (loss) income attributable to noncontrolling interest in subsidiary	$33,738		$(67,801)		$34,663
Provision (benefit) for income taxes calculated at federal statutory income tax rates	$11,808	35.0%	$(23,730)	35.0%	$12,132	35.0%
Effects of differences in tax reporting:
Tax-exempt interest income, net of tax preference adjustment	(78)	(0.2)	(117)	0.2	(135)	(0.4)
State income taxes	6,656	19.6	(1,098)	1.6	795	2.3
Bank owned life insurance, net of premium	11	—	516	(0.8)	11	—
Noncontrolling investment in flow-through entity	27	0.1	(63)	0.1	104	0.3
Goodwill impairment and amortization of intangibles	—	—	37,544	(55.4)	—	—
(Decrease) increase in deferred tax asset valuation allowance, net of federal benefit	(5,071)	(15.0)	(311,537)	459.5	(13,112)	(37.9)
Reclassification of deferred tax asset valuation allowance from accumulated other comprehensive income to provision for income taxes	—	—	10,547	(15.6)	—	—
Expiration of net operating loss carryforwards	—	—	3	—	643	1.9
Other, net	(1,194)	(3.5)	(566)	0.9	(577)	(1.6)
Provision (benefit) for income taxes	$12,159	36.0%	$(288,501)	425.5%	$(139)	(0.4)%

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 were as follows:

	December 31,
(dollars in thousands)	2014	2013
Deferred tax assets:
Federal net operating loss carryforwards	$185,247	200,139
State net operating loss carryforwards	57,843	66,578
Allowance for loan losses	29,102	35,354
Loans held for sale	1,088	2,341
Alternative minimum and general business tax credits	21,186	20,830
Interest on nonaccrual loans	8,620	9,078
Deferred compensation	4,591	4,070
Core deposit intangibles	2,135	2,493
Partnership and corporate investments	4,520	5,945
Deferred loan charge-offs and other fraud losses	3,847	1,426
Other real estate	13,734	15,893
Accrued contingent liabilities	2,414	1,908
Depreciation on bank premises and equipment	1,796	—
State taxes	—	(19,325)
Other	11,993	12,531
Gross deferred tax assets	348,116	359,261
Valuation allowance	(35,541)	(43,380)
Deferred tax assets, net of valuation allowance	312,575	315,881
Deferred tax liabilities:
State taxes	17,799	—
Servicing rights	4,653	4,655
Net fair value adjustment for available-for-sale investment securities	5,270	1,055
Deferred gain on reclassification of investment securities from available for sale to held to maturity	4,211	4,988
Equity investments	5,681	5,683
Thrift base year tax bad debt reserve	—	10,605
Net deferred loan fees	1,860	1,870
Depreciation on bank premises and equipment	—	(1,561)
Other	1,254	1,102
Deferred tax liabilities	40,728	28,397
Net deferred tax assets	$271,847	287,484
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
After analysis of all available positive and negative evidence, the Company reversed substantially all of its valuation allowance against its net deferred tax assets, which was reflected as a benefit for income taxes in the consolidated statements of income and as an adjustment to accumulated other comprehensive income of $319.1 million and $6.1 million, respectively, for the year ended December 31, 2013. The Company concluded that, as of December 31, 2013, it was more likely than not that substantially all of its net deferred tax assets would be realized in future years. This conclusion was primarily based on projected future taxable income, in addition to cumulative earnings resulting from eight consecutive quarters of profitability (excluding the goodwill impairment charge recognized during the fourth quarter of 2013), significant improvement in asset quality metrics and certain other relevant factors. The Company reversed an additional $8.0 million of its valuation allowance against its net deferred tax

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assets during the year ended December 31, 2014, which was reflected as a benefit for income taxes in the consolidated statements of income and was primarily attributable to a reduction of the Illinois state tax rate. If the Company’s estimate of realizability of its net deferred tax assets changes in the future, an adjustment to the valuation allowance would be recorded, which would either increase or decrease income tax expense in such period.
The valuation allowance reserves for certain state net operating loss carryovers, federal and state tax credits and capital loss carryovers which are projected to expire prior to their utilization, based upon projected taxable income at December 31, 2014. The Company has reserved for this benefit in its valuation allowance but will continue to evaluate the potential future utilization of these items and will record an adjustment to the valuation allowance in the period a change is warranted.
Changes in the deferred tax asset valuation allowance for the years ended December 31, 2014, 2013 and 2012 were as follows:

(dollars in thousands)	2014	2013	2012
Balance, beginning of year	$43,380	376,224	391,629
Reversal of deferred tax asset valuation allowance to provision for income taxes	(7,957)	(319,142)	(643)
Increase (decrease) in deferred tax asset valuation allowance to provision for income taxes	118	(27,319)	(468)
Increase (decrease) in deferred tax asset valuation allowance to accumulated other comprehensive income	—	13,617	(14,294)
Balance, end of year	$35,541	43,380	376,224
At December 31, 2014 and 2013, the Company’s unrecognized tax benefits for uncertain tax positions, excluding interest and penalties, were $873,000 and $881,000, respectively. A reconciliation of the beginning and ending balance of these unrecognized tax benefits for the years ended December 31, 2014 and 2013 is as follows:

(dollars in thousands)	2014	2013
Balance, beginning of year	$881	1,126
Additions:
Tax positions taken during the current year	—	90
Tax positions taken during the prior year	—	—
Reductions:
Tax positions taken during the prior year	(8)	(335)
Lapse of statute of limitations	—	—
Balance, end of year	$873	881
At December 31, 2014 and 2013, the total amount of unrecognized tax benefits that would affect the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, was $575,000 and $580,000, respectively. It is the Company’s policy to separately disclose any interest or penalties arising from the application of federal or state income taxes. Interest related to unrecognized tax benefits is included in interest expense and penalties related to unrecognized tax benefits are included in noninterest expense. At December 31, 2014 and 2013, interest accrued for uncertain tax positions was $195,000 and $144,000, respectively. The Company recorded interest expense of $51,000 and $28,000 for the years ended December 31, 2014 and 2013, respectively, compared to a reduction to interest expense of $20,000 related to unrecognized tax benefits for the year ended December 31, 2012. There were no penalties for uncertain tax positions accrued at December 31, 2014 and 2013, nor did the Company recognize any expense for such penalties in 2014, 2013 and 2012.
The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits as of December 31, 2014 could decrease by approximately $553,000 by December 31, 2015 as a result of the lapse of statutes of limitations or potential settlements with the federal and state taxing authorities, of which the impact to the provision for income taxes, prior to the consideration of the deferred tax asset valuation allowance, is estimated to be approximately $368,000.
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
At December 31, 2014 and 2013, the accumulation of prior years’ earnings representing tax bad debt deductions was zero and $29.8 million, respectively. If these tax bad debt reserves were charged for losses other than bad debt losses, the Company would be required to recognize taxable income in the amount of the charge. Effective December 31, 2013, the Company recorded a deferred tax liability in the amount of $10.6 million as it was projected that First Bank would make a nondividend distribution to the Company in 2014. Nondividend distributions include distributions in excess of First Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. The nondividend distribution will be considered to have been made from First Bank’s unrecaptured tax bad debt reserve. To the extent the distribution is made from these reserves, the nondividend distribution will be included in First Bank’s taxable income in the year of the distribution. It has been determined that a nondividend distribution, in excess of $29.8 million, occurred during the year ended December 31, 2014 and will be included in First Bank's taxable income for the year then ended.
At December 31, 2014 and 2013, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $529.3 million and $571.8 million, respectively. At December 31, 2014, the Company’s federal net operating loss carryforwards expire as follows:

(dollars in thousands)
Year ending December 31:
2021	$2,177
2022	2,386
2023 – 2026	14,937
2027 – 2032	509,778
Total	$529,278
At December 31, 2014 and 2013, for state income tax purposes, the Company had net operating loss carryforwards of approximately $719.5 million and $785.4 million, respectively, and a related deferred tax asset of $58.7 million and $66.6 million, respectively. The state net operating loss carryforwards are primarily from the states of California, Florida, Illinois and Missouri ("Footprint States"). At December 31, 2014, the Company’s state net operating loss carryforwards expire as follows:

(dollars in thousands)	State Net Operating Losses (Footprint States)	State Net Operating Losses (Other States)	State Net Operating Losses
Year ending December 31:
2015	$—	249	249
2016	—	42	42
2017	16,822	7	16,829
2018	13,028	26	13,054
2019 – 2026	177,167	3,003	180,170
2027 – 2032	506,168	2,973	509,141
Total	$713,185	6,300	719,485

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18 – EARNINGS PER COMMON SHARE
The following is a reconciliation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
(dollars in thousands, except share and per share data)	2014	2013	2012
Basic:
Net income from continuing operations attributable to First Banks, Inc.	$21,655	220,521	35,099
Preferred stock dividends declared	—	(15,869)	(18,886)
Accretion of discount on preferred stock	—	(3,643)	(3,554)
Net income from continuing operations attributable to common stockholders	21,655	201,009	12,659
Net income (loss) from discontinued operations attributable to common stockholders	—	21,223	(8,821)
Net income available to First Banks, Inc. common stockholders	$21,655	222,232	3,838

Weighted average shares of common stock outstanding	23,661	23,661	23,661

Basic earnings per common share – continuing operations	$915.24	8,495.35	535.03
Basic earnings (loss) per common share – discontinued operations	$—	896.96	(372.81)
Basic earnings per common share	$915.24	9,392.31	162.22

Diluted:
Net income from continuing operations attributable to common stockholders	$21,655	201,009	12,659
Net income (loss) from discontinued operations attributable to common stockholders	—	21,223	(8,821)
Net income available to First Banks, Inc. common stockholders	21,655	222,232	3,838
Effect of dilutive securities – Class A convertible preferred stock	—	—	—
Diluted income available to First Banks, Inc. common stockholders	$21,655	222,232	3,838

Weighted average shares of common stock outstanding	23,661	23,661	23,661
Effect of dilutive securities – Class A convertible preferred stock	3,807	—	—
Weighted average diluted shares of common stock outstanding	27,468	23,661	23,661

Diluted earnings per common share – continuing operations	$788.38	8,495.35	535.03
Diluted earnings (loss) per common share – discontinued operations	$—	896.96	(372.81)
Diluted earnings per common share	$788.38	9,392.31	162.22

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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The business segment results are consistent with the Company’s internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. Such principles and practices are summarized in Note 1 to the consolidated financial statements. The business segment results are summarized as follows:

	First Bank			Corporate, Other and Intercompany Reclassifications			Consolidated Totals
(dollars in thousands)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Balance sheet information:
Investment securities	$2,063,837	2,351,931	2,675,280	—	—	—	2,063,837	2,351,931	2,675,280
Total loans	3,149,243	2,857,095	2,930,747	—	—	—	3,149,243	2,857,095	2,930,747
FRB and FHLB stock	30,458	27,357	27,329	—	—	—	30,458	27,357	27,329
Goodwill	—	—	125,267	—	—	—	—	—	125,267
Assets of discontinued operations	—	—	6,706	—	—	—	—	—	6,706
Total assets	5,882,222	5,865,160	6,495,226	53,297	53,823	13,900	5,935,519	5,918,983	6,509,126
Deposits	4,871,140	4,815,792	5,495,624	(21,636)	(1,897)	(2,777)	4,849,504	4,813,895	5,492,847
Securities sold under agreements to repurchase	64,875	43,143	26,025	—	—	—	64,875	43,143	26,025
Subordinated debentures	—	—	—	354,286	354,210	354,133	354,286	354,210	354,133
Liabilities of discontinued operations	—	—	155,711	—	—	—	—	—	155,711
Stockholders’ equity	871,301	931,561	751,252	(358,857)	(443,305)	(451,293)	512,444	488,256	299,959

	First Bank			Corporate, Other and Intercompany Reclassifications			Consolidated Totals
(dollars in thousands)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Income statement information:
Interest income	$168,653	172,810	200,682	75	—	121	168,728	172,810	200,803
Interest expense	8,276	9,054	14,773	12,902	15,050	14,838	21,178	24,104	29,611
Net interest income (loss)	160,377	163,756	185,909	(12,827)	(15,050)	(14,717)	147,550	148,706	171,192
(Benefit) provision for loan losses	(7,000)	(5,000)	2,000	—	—	—	(7,000)	(5,000)	2,000
Net interest income (loss) after (benefit) provision for loan losses	167,377	168,756	183,909	(12,827)	(15,050)	(14,717)	154,550	153,706	169,192
Noninterest income	55,650	63,523	64,230	390	454	405	56,040	63,977	64,635
Goodwill impairment	—	107,267	—	—	—	—	—	107,267	—
Other noninterest expense	176,171	177,307	197,654	681	910	1,510	176,852	178,217	199,164
Income (loss) from continuing operations before provision (benefit) for income taxes	46,856	(52,295)	50,485	(13,118)	(15,506)	(15,822)	33,738	(67,801)	34,663
Provision (benefit) for income taxes	14,724	(249,137)	230	(2,565)	(39,364)	(369)	12,159	(288,501)	(139)
Net income (loss) from continuing operations, net of tax	32,132	196,842	50,255	(10,553)	23,858	(15,453)	21,579	220,700	34,802
Income (loss) from discontinued operations, net of tax	—	21,223	(8,821)	—	—	—	—	21,223	(8,821)
Net income (loss)	32,132	218,065	41,434	(10,553)	23,858	(15,453)	21,579	241,923	25,981
Net (loss) income attributable to noncontrolling interest in subsidiary	(76)	179	(297)	—	—	—	(76)	179	(297)
Net income (loss) attributable to First Banks, Inc.	$32,208	217,886	41,731	(10,553)	23,858	(15,453)	21,655	241,744	26,278

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20 – TRANSACTIONS WITH RELATED PARTIES
Outside of normal client relationships, no directors or officers of the Company, no shareholders holding over 5% of the Company’s voting securities and no corporations or firms with which such persons or entities are associated currently maintain or have maintained, since the beginning of the last full fiscal year, any significant business or personal relationships with the Company or its subsidiaries, other than that which arises by virtue of such position or ownership interest in the Company or its subsidiaries, except as described in the following paragraphs.
First Services, L.P. First Services, L.P. (First Services), a limited partnership indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, provides information technology, item processing and various related services to the Company and First Bank. Fees charged by First Services to First Bank (net of payments from First Services to First Bank for rental of information technology and other equipment) were $20.2 million, $18.9 million and $19.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, First Services paid $1.7 million, $1.7 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.
First Services has an Affiliate Services Agreement with the Company and First Bank that relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, accounting services, insurance services, vendor payment processing services and advisory services. Fees incurred under the Affiliate Services Agreement by First Services were $202,000, $284,000 and $183,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
First Brokerage America, L.L.C. First Brokerage America, L.L.C. (First Brokerage), a limited liability company indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, received approximately $4.6 million, $4.5 million and $4.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, in gross commissions paid by unaffiliated third-party companies. The commissions received primarily resulted from sales of annuities, securities and other insurance products to clients of First Bank. First Brokerage paid approximately $470,000, $438,000 and $401,000 for the years ended December 31, 2014, 2013 and 2012, respectively, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.
Dierberg Vineyards / Wineries. The Company periodically purchases various products from Hermannhof, Inc. and Dierberg Star Lane Vineyards, entities that are owned and operated by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company. The Company utilizes these products primarily for client and employee events and promotions, and business development functions. During the years ended December 31, 2014 and 2013, the Company purchased products aggregating approximately $165,000 and $129,000, respectively, from these entities.
Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and automated teller machine (ATM) sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of the Company’s Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $511,000, $491,000 and $498,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
First Capital America, Inc. / FB Holdings, LLC. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed in 2008 for the primary purpose of holding and managing certain nonperforming loans and assets and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B Preferred Stock. First Bank contributed cash of $9.0 million and nonperforming loans and assets with a fair value of approximately $133.3 million and FCA, a corporation owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, contributed cash of $125.0 million to FB Holdings during 2008. As a result, First Bank owned 53.23% and FCA owned the remaining 46.77% of FB Holdings as of December 31, 2014. FCA's ownership in FB Holdings is reflected as a component of stockholders’ equity in the consolidated balance sheets.
FB Holdings receives various services provided by First Bank, including loan servicing and special assets services as well as various other financial, legal, human resources and property management services. Fees paid under the agreement by FB Holdings to First Bank were $124,000 for the year ended December 31, 2012.
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The borrowing arrangement matured on March 31, 2014. There were no balances outstanding under the Credit Agreement from its origination date through its maturity date.
Loans to Directors, Executive Officers and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors, executive officers and/or their affiliates. These loan transactions have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to directors, their affiliates and executive officers of the Company were $28.8 million and $12.0 million at December 31, 2014 and 2013, respectively. First Bank does not extend credit to its officers or to officers of the Company, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.
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
NOTE 21 – EMPLOYEE BENEFITS
401(k) Plan. The Company’s 401(k) plan is a self-administered savings and incentive plan covering substantially all employees. Employer match contributions are determined annually under the plan by the Company’s Board of Directors. Employee contributions were limited to $17,500 of gross compensation for 2014. Employer contributions under the plan were $2.3 million for each of the years ended December 31, 2014, 2013 and 2012. The plan assets are held and managed under a trust agreement with First Bank’s trust department.
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
Balances outstanding under the NQDC Plan, which are reflected in accrued and other liabilities in the consolidated balance sheets, were $6.8 million and $6.6 million at December 31, 2014 and 2013, respectively. The Company recognized salaries and employee benefits expense related to the NQDC Plan of $266,000, $962,000 and $614,000 for the years ended December 31, 2014, 2013 and 2012, respectively, resulting from net earnings incurred by participants on the underlying investments in the plan.
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

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the Plan’s change in the projected benefit obligation and change in the fair value of Plan assets for the years ended December 31, 2014 and 2013 and amounts recognized in the Company’s consolidated balance sheets as of December 31, 2014 and 2013 is as follows:

(dollars in thousands)	2014	2013
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$12,493	13,987
Interest cost	512	449
Actuarial loss (gain)	2,104	(1,100)
Benefit payments	(880)	(843)
Projected benefit obligation at end of year	$14,229	12,493
Change in Fair Value of Plan Assets:
Fair value at beginning of year	$9,846	9,419
Actual return on plan assets	351	1,014
Employer contributions	528	256
Benefit payments	(880)	(843)
Fair value at end of year	$9,845	9,846
Funded Status and Amount Recognized in Consolidated Balance Sheets:
Accrued pension liability	$4,384	2,647
Amounts Recognized in Accumulated Other Comprehensive Income:
Loss	$(6,357)	(4,162)
Deferred tax liability	2,417	1,513
Loss, net of tax	$(3,940)	(2,649)
The Company’s accrued pension liability of $4.4 million and $2.6 million at December 31, 2014 and 2013, respectively, represents the difference between the fair value of the Plan assets and the projected benefit obligation of the Plan, and is reflected in accrued expenses and other liabilities in the consolidated balance sheets.
The following table reflects the weighted average assumptions used to determine the net periodic benefit cost and benefit obligation for the years ended December 31, 2014 and 2013:

	2014	2013
Determination of net periodic benefit cost:
Discount rate	4.24%	3.31%
Expected long-term rate of return on Plan assets	6.00	6.00
Determination of benefit obligation:
Discount rate	3.55	4.24
A summary of the components of net periodic benefit cost for the years ended December 31, 2014 and 2013 is as follows:

(dollars in thousands)	2014	2013
Interest cost	$512	449
Expected return on Plan assets	(584)	(551)
Amortization of net actuarial loss	142	216
Net periodic benefit cost	$70	114
Amounts recognized in accumulated other comprehensive income consist of:

(dollars in thousands)	2014	2013
Net loss (gain)	$2,337	(1,562)
Amortization of net actuarial loss	(142)	(216)
Total recognized in accumulated other comprehensive income	$2,195	(1,778)
The Plan’s investment strategy is focused on maximizing asset returns. The target allocations for Plan assets are 52% fixed income, 40% equity securities and 8% cash and other sectors. Asset allocations can fluctuate between acceptable ranges commensurate with market volatility. Debt securities include U.S. Treasuries, investment-grade corporate bonds of companies from diversified industries and mortgage-backed securities. Equity securities primarily include investments in large capitalization companies located in the United States.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of Plan assets at December 31, 2014 and 2013 was comprised of the following:

	Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
Plan Assets - December 31, 2014:
Cash and cash equivalents	$308	—	—	308
Equity securities	—	4,063	—	4,063
Debt securities	—	4,970	—	4,970
Other	—	504	—	504
Total	$308	9,537	—	9,845
Plan Assets - December 31, 2013:
Cash and cash equivalents	$240	—	—	240
Equity securities	—	4,451	—	4,451
Debt securities	—	4,688	—	4,688
Other	—	467	—	467
Total	$240	9,606	—	9,846
Equity and debt securities included in Level 1 are valued using quoted market prices. Where quoted market prices are unavailable, the fair value of equity and debt securities included in Level 2 is based on quoted market prices of comparable instruments obtained from independent pricing vendors based on recent trading activity and other relevant information.
The Company expects to contribute $470,000 to the Plan in 2015. Pension benefit payments are expected to be paid to Plan participants by the Plan as follows:

(dollars in thousands)
Year ending December 31:
2015	$863
2016	866
2017	867
2018	878
2019	891
2020 – 2024	4,483

NOTE 22 – DISTRIBUTION OF EARNINGS OF FIRST BANK
First Bank is restricted by various state and federal regulations as to the amount of dividends that are available for payment to the Company. Under the most restrictive of these requirements, the payment of dividends is limited in any calendar year to the net profit of the current year combined with the retained net profits of the preceding two years. Permission must be obtained for dividends exceeding these amounts. Under its MOU with the FRB, First Bank has agreed not to declare or pay any dividends, without the prior consent of the FRB, that would cause First Bank to pay dividends in excess of its earnings or make a capital distribution that would cause First Bank's Tier 1 Leverage Ratio to fall below 9.0%, as further described in Note 14 to the consolidated financial statements. Furthermore, pursuant to Missouri Revised Statutes, First Bank is required to obtain approval from the MDOF prior to paying any dividends to the Company. The Company is unable to predict whether or when the FRB or the MDOF will grant such consents in the future.
On January 31, 2014, the Company received regulatory approval from the FRB, which granted First Bank the authority to pay a dividend to the Company and the authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's trust preferred securities. In February 2014, First Bank paid a dividend of $70.0 million to the Company, as further described in Note 12 to the consolidated financial statements. Since that time, First Bank has continued to pay quarterly dividends to the Company, and the Company has continued to pay interest on its junior subordinated debentures to the respective trustees on the regularly scheduled quarterly payment dates. First Bank paid a total of $95.0 million of dividends to the Company during the year ended December 31, 2014, as further described in Note 23 to the consolidated financial statements.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23 – PARENT COMPANY ONLY FINANCIAL INFORMATION
Condensed balance sheets of First Banks, Inc. as of December 31, 2014 and 2013 and condensed statements of income and cash flows for the years ended December 31, 2014, 2013 and 2012 are shown below:
CONDENSED BALANCE SHEETS

	December 31,
(dollars in thousands)	2014	2013
Assets
Cash deposited in First Bank	$21,616	1,864
Investment in common securities - TRuPS	10,678	10,678
Investment in subsidiaries	778,306	838,489
Deferred income taxes	42,445	41,095
Accrued interest receivable - TRuPS	11	1,887
Total assets	$853,056	894,013

Liabilities and Stockholders’ Equity
Subordinated debentures	$354,286	354,210
Accrued interest payable - TRuPS	374	62,855
Dividends payable	77,800	77,800
Accrued expenses and other liabilities	1,910	4,726
Total liabilities	434,370	499,591
First Banks, Inc. stockholders’ equity	418,686	394,422
Total liabilities and stockholders’ equity	$853,056	894,013

CONDENSED STATEMENTS OF INCOME

(dollars in thousands)	Years Ended December 31,
	2014	2013	2012
Income:
Dividends from subsidiaries	$95,000	—	—
Management fees from subsidiaries	9	23	3
Other	498	458	535
Total income	95,507	481	538
Expense:
Interest	12,935	15,054	14,847
Other	690	933	1,506
Total expense	13,625	15,987	16,353
Income (loss) before benefit for income taxes and equity in undistributed (losses) earnings of subsidiaries	81,882	(15,506)	(15,815)
Benefit for income taxes	(2,565)	(38,841)	(348)
Income (loss) before equity in undistributed (losses) earnings of subsidiaries	84,447	23,335	(15,467)
Equity in undistributed (losses) earnings of subsidiaries	(62,792)	218,409	41,745
Net income attributable to First Banks, Inc.	$21,655	241,744	26,278

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

(dollars in thousands)	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income attributable to First Banks, Inc.	$21,655	241,744	26,278
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net income of subsidiaries	(32,208)	(218,409)	(41,745)
Dividends from subsidiaries	95,000	—	—
(Decrease) increase in accrued interest payable - TRuPS	(62,481)	14,977	14,771
Other, net	(2,214)	(39,192)	639
Net cash provided by (used in) operating activities	19,752	(880)	(57)
Cash flows from financing activities:
Payment of preferred stock dividends	—	—	—
Net cash used in financing activities	—	—	—
Net increase (decrease) in unrestricted cash	19,752	(880)	(57)
Unrestricted cash, beginning of year	1,864	2,744	2,801
Unrestricted cash, end of year	$21,616	1,864	2,744

Supplemental disclosures of cash flow information:
Cash paid for interest	$75,340	—	—
The parent company’s unrestricted cash was $21.6 million and $1.9 million at December 31, 2014 and 2013, respectively. The Company's $5.0 million Credit Agreement matured on March 31, 2014, as further described in Note 11 and Note 20 to the consolidated financial statements. There were no balances outstanding under the Credit Agreement since its origination date through its maturity date.
The Company’s obligations related to dividends on its Class C Preferred Stock and Class D Preferred Stock have been deferred, as further described in Note 13 to the consolidated financial statements.
On January 31, 2014, the Company received regulatory approval from the FRB under the then-existing Written Agreement, subject to certain conditions, which granted First Bank the authority to pay a dividend to the Company, and the authority to the Company to utilize such funds, for the sole purpose of paying the accumulated deferred interest payments on the Company's outstanding junior subordinated debentures issued in connection with the Company's $345.0 million of trust preferred securities. The aggregate amount owed on all of the junior subordinated debentures relating to the trust preferred securities at the respective March and April, 2014 payments totaled $66.4 million, as further described in Note 12 to the consolidated financial statements. In February 2014, First Bank paid a dividend of $70.0 million to the Company. On March 14, 2014, the Company paid interest on the junior subordinated debentures of $66.4 million to the respective trustees, which was subsequently distributed to the trust preferred securities holders on the respective interest payment dates in March and April, 2014. Since that time, the Company has continued to pay interest on its junior subordinated debentures to the respective trustees on the regularly scheduled quarterly payment dates. Such interest payments have been funded through additional dividends from First Bank.

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
Regulatory Matters. The Company entered into an MOU with the FRB, dated May 19, 2014. Additionally, on May 19, 2014, the FRB terminated the Written Agreement, dated March 24, 2010, by and among the Company, SFC, First Bank and the FRB. Effective September 11, 2013, the MDOF terminated an informal agreement, dated as of September 18, 2008, by and among First Bank and the MDOF. These agreements are further described in Note 14 to the consolidated financial statements.
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
The Company had unresolved claims with GSEs and other financial institutions associated with loan principal balances of $12.7 million and $13.5 million as of December 31, 2014 and 2013, respectively. The Company's mortgage repurchase reserve for its potential repurchase or make whole liability associated with representation and warranty claims and early payment default provisions was $2.4 million and $2.5 million as of December 31, 2014 and 2013, respectively. The estimated liability for mortgage repurchase losses represents the Company's best estimate of losses for representation and warranty obligations and early payment default provisions. The mortgage repurchase reserve is based on then-currently available information and is dependent on various factors, including historical claims and settlement experience, projections of future defaults, and significant judgment and assumptions that are subject to change. The estimated loss may materially change in the future based on factors beyond the Company's control or if actual experiences are different from the Company's assumptions, including, without limitation, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the estimated liability and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. Because the Company typically sold loans with early payment default provisions as servicing released, the Company is unable to track the outstanding balances or delinquency status of the majority of the loans that may be subject to repurchase under early payment default provisions.

FIRST BANKS, INC.
QUARTERLY CONDENSED FINANCIAL DATA — UNAUDITED

	2014 Quarter Ended
(dollars expressed in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$42,189	42,587	41,945	42,007
Interest expense	5,849	5,063	5,098	5,168
Net interest income	36,340	37,524	36,847	36,839
(Benefit) provision for loan losses	—	—	(5,000)	(2,000)
Net interest income after (benefit) provision for loan losses	36,340	37,524	41,847	38,839
Noninterest income	14,285	13,837	13,671	14,247
Noninterest expense	42,358	43,211	46,296	44,987
Income from continuing operations before provision for income taxes	8,267	8,150	9,222	8,099
Provision for income taxes	2,917	2,918	3,212	3,112
Net income from continuing operations, net of tax	5,350	5,232	6,010	4,987
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income	5,350	5,232	6,010	4,987
Less: net (loss) income attributable to noncontrolling interest in subsidiary	(55)	1	(32)	10
Net income attributable to First Banks, Inc.	$5,405	5,231	6,042	4,977

Basic earnings per common share	$228.43	221.11	255.34	210.36
Diluted earnings per common share	$192.46	189.80	222.43	183.90

	2013 Quarter Ended
(dollars expressed in thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$43,986	43,732	42,366	42,726
Interest expense	6,149	5,975	5,952	6,028
Net interest income	37,837	37,757	36,414	36,698
(Benefit) provision for loan losses	—	—	—	(5,000)
Net interest income after (benefit) provision for loan losses	37,837	37,757	36,414	41,698
Noninterest income	15,151	18,650	15,246	14,930
Noninterest expense	43,803	43,850	45,022	152,809
Income (loss) from continuing operations before provision (benefit) for income taxes	9,185	12,557	6,638	(96,181)
Provision (benefit) for income taxes	365	(345)	(65)	(288,456)
Net income from continuing operations, net of tax	8,820	12,902	6,703	192,275
(Loss) income from discontinued operations before provision for income taxes	(2,064)	(3,334)	(881)	27,743
Provision for income taxes from discontinued operations	—	—	—	241
(Loss) income from discontinued operations, net of tax	(2,064)	(3,334)	(881)	27,502
Net income	6,756	9,568	5,822	219,777
Less: net income (loss) attributable to noncontrolling interest in subsidiary	46	105	(38)	66
Net income attributable to First Banks, Inc.	$6,710	9,463	5,860	219,711

Basic and diluted earnings (loss) per common share:
Earnings per common share from continuing operations	$126.59	293.39	34.19	8,041.18
(Loss) earnings per common share from discontinued operations	$(87.24)	(140.90)	(37.23)	1,162.33
Earnings (loss) per common share	$39.35	152.49	(3.04)	9,203.51

FIRST BANKS, INC.
INVESTOR INFORMATION

FIRST BANKS, INC. TRUST PREFERRED SECURITIES
The preferred securities of First Preferred Capital Trust IV are traded on the New York Stock Exchange with the ticker symbol “FBSPrA.” The preferred securities of First Preferred Capital Trust IV are represented by a global security that has been deposited with and registered in the name of The Depository Trust Company, New York, New York (DTC). The beneficial ownership interests of these preferred securities are recorded through the DTC book-entry system. The high and low preferred securities prices and the dividends declared for 2014 and 2013 are summarized as follows:
First Preferred Capital Trust IV (Issue Date – April 2003) – FBSPrA

	2014		Distributions Declared (1)	2013		Distributions Declared (1)
	High	Low		High	Low
First quarter	$34.90	23.65	$0.509375	$25.93	23.00	$0.509375
Second quarter	24.90	23.64	0.509375	28.64	25.30	0.509375
Third quarter	25.20	24.75	0.509375	30.55	28.00	0.509375
Fourth quarter	25.28	24.50	0.509375	30.29	29.00	0.509375
			$2.037500			$2.037500

(1)
Amounts exclude the additional accrued interest on any cumulative unpaid dividends following the announcement of the deferral of such dividend payments in August 2009, until March 2014 when the Company paid all of the accumulated deferred interest payments on its junior subordinated debentures to the trustees, which was subsequently distributed to the trust preferred securities holders on the respective interest payment dates in March and April 2014.

FOR INFORMATION CONCERNING FIRST BANKS, INC., PLEASE CONTACT:

Timothy J. Lathe President and Chief Executive Officer 135 North Meramec Mail Code – M1-821-014 Clayton, Missouri 63105 Telephone – (314) 854-4600 www.firstbanks.com	Lisa K. Vansickle Executive Vice President and Chief Financial Officer 135 North Meramec Mail Code – M1-821-014 Clayton, Missouri 63105 Telephone – (314) 854-4600 www.firstbanks.com

TRANSFER AGENT:

Computershare Investor Services, LLC 2 North LaSalle Street Chicago, Illinois 60602 Telephone – (312) 588-4990 www.computershare.com

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST BANKS, INC.

By:	/s/	Timothy J. Lathe
Timothy J. Lathe
President and Chief Executive Officer
(Principal Executive Officer)
Dated as of: March 24, 2015
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Dated as of

/s/ James F. Dierberg	Chairman of the Board of Directors	March 24, 2015
James F. Dierberg

/s/ Michael J. Dierberg	Vice Chairman	March 24, 2015
Michael J. Dierberg

/s/ Timothy J. Lathe	Director and President	March 24, 2015
Timothy J. Lathe	and Chief Executive Officer
(Principal Executive Officer)

/s/ Lisa K. Vansickle	Executive Vice President	March 24, 2015
Lisa K. Vansickle	and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Allen H. Blake	Director	March 24, 2015
Allen H. Blake

/s/ James A. Cooper	Director	March 24, 2015
James A. Cooper

/s/ Ellen D. Milne	Director	March 24, 2015
Ellen D. Milne

/s/ John S. Poelker	Director	March 24, 2015
John S. Poelker

/s/ Guy Rounsaville, Jr.	Director	March 24, 2015
Guy Rounsaville, Jr.

/s/ Douglas H. Yaeger	Director	March 24, 2015
Douglas H. Yaeger

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

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

3.4	Restated Bylaws of the Company, as amended effective as of May 2, 2014 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 2, 2014).

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

10.9*
First Bank Salary Phantom Stock Plan and Form of Phantom Unit Award Agreement (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.10
Revolving Credit Note, dated as of March 20, 2013, by and between First Banks, Inc. and Investors of America Limited Partnership (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.11
Stock Pledge Agreement, dated as of March 20, 2013, by and between First Banks, Inc. and Investors of America Limited Partnership (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.12*	First Banks, Inc. Senior Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.13*	First Banks, Inc. Partners in Performance Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

14.1
Code of Ethics for Principal Executive Officer and Financial Professionals, as amended (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

16.1
Letter, dated December 29, 2014, from KPMG LLP to the United States Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated December 29, 2014).

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

101
Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity (iv) Consolidated Statements of Comprehensive Income (Loss); (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – furnished herewith.

+	Pursuant to Item 601(b)(2), the registrant undertakes to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

*	Exhibits designated by an asterisk in the Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.