Form 10-Q
period 2015-03-31
FIRST BANKS, INC
filed 2015-05-14
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 14, 2015
Common Stock, $250.00 par value	23,661

FIRST BANKS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FIRST BANKS, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$97,255	100,349
Short-term investments	133,480	105,053
Total cash and cash equivalents	230,735	205,402
Investment securities:
Available for sale	1,554,442	1,445,689
Held to maturity (fair value of $597,341 and $614,272, respectively)	595,335	618,148
Total investment securities	2,149,777	2,063,837
Loans:
Commercial, financial and agricultural	700,183	695,267
Real estate construction and development	110,705	89,851
Real estate mortgage	2,319,175	2,315,186
Consumer and installment	20,956	18,950
Net deferred loan fees	(1,277)	(1,422)
Total loans held for portfolio	3,149,742	3,117,832
Loans held for sale	43,655	31,411
Total loans	3,193,397	3,149,243
Allowance for loan losses	(64,142)	(66,874)
Net loans	3,129,255	3,082,369
Federal Reserve Bank and Federal Home Loan Bank stock	30,348	30,458
Bank premises and equipment, net	117,803	123,016
Deferred income taxes	310,698	312,575
Other real estate	15,227	55,666
Other assets	62,787	62,196
Total assets	$6,046,630	5,935,519
LIABILITIES
Deposits:
Noninterest-bearing deposits	$1,386,562	1,303,519
Interest-bearing deposits	3,585,527	3,545,985
Total deposits	4,972,089	4,849,504
Securities sold under agreements to repurchase	51,032	64,875
Subordinated debentures	354,305	354,286
Deferred income taxes	43,558	40,728
Accrued expenses and other liabilities	106,275	113,682
Total liabilities	5,527,259	5,423,075
STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding	295	295
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding	15	15
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	324,913	324,913
Retained earnings	67,048	64,374
Accumulated other comprehensive income	14,355	10,111
Total First Banks, Inc. stockholders’ equity	425,604	418,686
Noncontrolling interest in subsidiary	93,767	93,758
Total stockholders’ equity	519,371	512,444
Total liabilities and stockholders’ equity	$6,046,630	5,935,519
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014
Interest income:
Interest and fees on loans	$30,003	29,079
Investment securities	11,178	12,632
Federal Reserve Bank and Federal Home Loan Bank stock	360	358
Short-term investments	125	120
Total interest income	41,666	42,189
Interest expense:
Deposits	2,051	2,034
Other borrowings	13	4
Subordinated debentures	3,015	3,811
Total interest expense	5,079	5,849
Net interest income	36,587	36,340
Provision for loan losses	—	—
Net interest income after provision for loan losses	36,587	36,340
Noninterest income:
Service charges on deposit accounts and client service fees	8,104	8,333
Gain on loans sold and held for sale	2,837	865
Net gain on investment securities	43	1,280
Net gain on sale of other real estate	4,992	442
Decrease in fair value of servicing rights	(1,472)	(232)
Loan servicing fees	1,580	1,711
Other	2,044	1,886
Total noninterest income	18,128	14,285
Noninterest expense:
Salaries and employee benefits	22,903	19,882
Occupancy, net of rental income	5,396	5,784
Furniture and equipment	3,304	2,360
Postage, printing and supplies	583	639
Information technology fees	5,346	5,220
Legal, examination and professional fees	907	1,291
Advertising and business development	687	622
FDIC insurance	945	1,264
Write-downs and expenses on other real estate	232	699
Other	10,116	4,597
Total noninterest expense	50,419	42,358
Income before provision for income taxes	4,296	8,267
Provision for income taxes	1,613	2,917
Net income	2,683	5,350
Less: net income (loss) attributable to noncontrolling interest in subsidiary	9	(55)
Net income attributable to First Banks, Inc.	$2,674	5,405
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014
Net income	$2,683	5,350
Other comprehensive income (loss):
Unrealized gains on securities:
Unrealized gains on available-for-sale investment securities	7,949	8,217
Reclassification adjustment for available-for-sale investment securities gains included in net income	(43)	(1,280)
Amortization of net unrealized gain associated with transfer of available-for-sale investment securities to held-to-maturity investment securities	(746)	(683)
Income tax effect	(2,948)	(2,575)
Changes in unrealized gains on securities, net of tax	4,212	3,679
Defined benefit pension plans:
Reclassification adjustment for amortization of net actuarial loss on pension plan	55	35
Income tax effect	(23)	(14)
Changes in defined benefit pension plans, net of tax	32	21
Other comprehensive income	4,244	3,700
Comprehensive income	6,927	9,050
Net income (loss) attributable to noncontrolling interest in subsidiary	9	(55)
Comprehensive income attributable to First Banks, Inc.	$6,918	9,105
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (UNAUDITED)
Three Months Ended March 31, 2015 and 2014

	First Banks, Inc. Stockholders’ Equity
(dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity

Balance, December 31, 2013	$13,373	5,915	324,913	42,719	7,502	93,834	488,256
Net income	—	—	—	5,405	—	(55)	5,350
Other comprehensive income	—	—	—	—	3,700	—	3,700
Balance, March 31, 2014	$13,373	5,915	324,913	48,124	11,202	93,779	497,306

Balance, December 31, 2014	$13,373	5,915	324,913	64,374	10,111	93,758	512,444
Net income	—	—	—	2,674	—	9	2,683
Other comprehensive income	—	—	—	—	4,244	—	4,244
Balance, March 31, 2015	$13,373	5,915	324,913	67,048	14,355	93,767	519,371
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$2,683	5,350
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of bank premises and equipment	2,897	2,921
Amortization and accretion of investment securities	5,574	5,799
Originations of loans held for sale	(86,557)	(35,414)
Proceeds from sales of loans held for sale	76,049	40,278
Provision for current income taxes	1	283
Provision for deferred income taxes	1,612	2,634
(Increase) decrease in accrued interest receivable	(803)	1,711
Decrease in accrued interest payable	(1)	(62,685)
Gain on loans sold and held for sale	(2,837)	(865)
Net gain on investment securities	(43)	(1,280)
Decrease in fair value of servicing rights	1,472	232
Write-downs on other real estate	109	97
Other operating activities, net	(6,657)	(156)
Net cash used in operating activities	(6,501)	(41,095)
Cash flows from investing activities:
Net cash paid for sale of assets and liabilities of discontinued operations, net of cash and cash equivalents sold	—	(15,467)
Proceeds from sales of investment securities available for sale	44,768	166,320
Maturities of investment securities available for sale	47,113	44,399
Maturities of investment securities held to maturity	19,371	17,783
Purchases of investment securities available for sale	(193,538)	(250)
Purchases of investment securities held to maturity	(2,025)	(1,429)
Net redemptions (purchases) of Federal Reserve Bank and Federal Home Loan Bank stock	110	(4,791)
Proceeds from sales of commercial loans	1,804	—
Net increase in loans	(38,099)	(41,400)
Purchases of bank premises and equipment	(2,188)	(1,923)
Net proceeds from sales of other real estate	45,658	5,876
Other investing activities, net	118	671
Net cash (used in) provided by investing activities	(76,908)	169,789
Cash flows from financing activities:
Increase in deposits	122,585	28,536
Decrease in securities sold under agreements to repurchase	(13,843)	(6,430)
Net cash provided by financing activities	108,742	22,106
Net increase in cash and cash equivalents	25,333	150,800
Cash and cash equivalents, beginning of period	205,402	190,435
Cash and cash equivalents, end of period	$230,735	341,235

Supplemental disclosures of cash flow information:
Cash paid for interest on liabilities	$5,080	68,534
Cash paid for income taxes	2	257
Noncash investing and financing activities:
Loans transferred to other real estate	$459	1,031
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. The consolidated financial statements of First Banks, Inc. and subsidiaries (“the Company”) are unaudited and should be read in conjunction with the consolidated financial statements contained in the Company’s 2014 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and conform to predominant practices within the banking industry. Certain disclosures pertaining to companies whose common stock is not publicly traded have been omitted from the Company’s financial statements in accordance with GAAP requirements. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Certain reclassifications of 2014 amounts have been made to conform to the 2015 presentation. All financial information is reported on a continuing operations basis.
Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the noncontrolling interest in subsidiary, as more fully described below and in Note 11 to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.
The Company operates through its wholly owned subsidiary bank holding company, The San Francisco Company (“SFC”), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries. All of the subsidiaries are wholly owned as of March 31, 2015 except FB Holdings, LLC (“FB Holdings”), which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (“FCA”), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, as further described in Note 11 to the consolidated financial statements. FB Holdings is included in the consolidated financial statements and the noncontrolling ownership interest is reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiary” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, is reported as “net income (loss) attributable to noncontrolling interest in subsidiary” in the consolidated statements of income.

NOTE 2 – INVESTMENTS IN DEBT AND EQUITY SECURITIES
Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at March 31, 2015 and December 31, 2014 were as follows:

	Maturity				Total Amortized Cost	Gross			Weighted Average Yield
	1 Year	1-5	5-10	After		Unrealized		Fair
(dollars in thousands)	or Less	Years	Years	10 Years		Gains	Losses	Value
March 31, 2015:
Carrying value:
U.S. Government sponsored agencies	$—	29,904	20,114	201,168	251,186	2,093	(727)	252,552	1.45%
Residential mortgage-backed	—	65,101	79,250	895,399	1,039,750	18,814	(2,308)	1,056,256	2.38
Commercial mortgage-backed	—	775	—	—	775	63	—	838	4.95
State and political subdivisions	511	569	—	28,356	29,436	26	(268)	29,194	1.04
Corporate notes	38,640	67,069	81,388	24,449	211,546	2,870	(799)	213,617	2.55
Equity investments	—	—	—	2,000	2,000	—	(15)	1,985	2.14
Total	$39,151	163,418	180,752	1,151,372	1,534,693	23,866	(4,117)	1,554,442	2.23
Fair value:
Debt securities	$39,606	166,357	184,307	1,162,187
Equity securities	—	—	—	1,985
Total	$39,606	166,357	184,307	1,164,172

Weighted average yield	2.57%	1.96%	2.58%	2.20%

December 31, 2014:
Carrying value:
U.S. Government sponsored agencies	$—	29,942	20,119	180,098	230,159	2,129	(557)	231,731	1.39%
Residential mortgage-backed	269	65,433	48,174	885,896	999,772	14,189	(6,117)	1,007,844	2.39
Commercial mortgage-backed	—	779	—	—	779	58	—	837	4.95
State and political subdivisions	863	571	—	28,371	29,805	33	(223)	29,615	1.05
Corporate notes	27,382	72,959	70,990	—	171,331	2,759	(395)	173,695	2.75
Equity investments	—	—	—	2,000	2,000	—	(33)	1,967	2.15
Total	$28,514	169,684	139,283	1,096,365	1,433,846	19,168	(7,325)	1,445,689	2.25
Fair value:
Debt securities	$28,901	172,561	140,717	1,101,543
Equity securities	—	—	—	1,967
Total	$28,901	172,561	140,717	1,103,510

Weighted average yield	2.64%	1.97%	2.58%	2.23%
Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at March 31, 2015 and December 31, 2014 were as follows:

	Maturity				Total Amortized Cost	Gross			Weighted Average Yield
	1 Year	1-5	5-10	After		Unrealized		Fair
(dollars in thousands)	or Less	Years	Years	10 Years		Gains	Losses	Value
March 31, 2015:
Carrying value:
U.S. Government sponsored agencies	$—	—	10,001	—	10,001	64	—	10,065	1.29%
Residential mortgage-backed	—	103,224	48,400	429,339	580,963	4,013	(1,984)	582,992	1.89
State and political subdivisions	561	660	2,189	961	4,371	1	(88)	4,284	1.78
Total	$561	103,884	60,590	430,300	595,335	4,078	(2,072)	597,341	1.88
Fair value:
Debt securities	$561	104,797	61,100	430,883

Weighted average yield	3.07%	1.93%	1.25%	1.95%

December 31, 2014:
Carrying value:
U.S. Government sponsored agencies	$—	—	10,725	—	10,725	42	—	10,767	1.25%
Residential mortgage-backed	—	105,660	50,512	448,905	605,077	1,931	(5,782)	601,226	1.86
State and political subdivisions	561	335	489	961	2,346	1	(68)	2,279	1.68
Total	$561	105,995	61,726	449,866	618,148	1,974	(5,850)	614,272	1.85
Fair value:
Debt securities	$561	106,147	62,000	445,564

Weighted average yield	3.07%	1.88%	1.13%	1.94%

Proceeds from sales of available-for-sale investment securities were $44.8 million and $166.3 million for the three months ended March 31, 2015 and 2014, respectively. Gross realized gains and gross realized losses on investment securities for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014
Gross realized gains on sales of available-for-sale securities	$560	2,010
Gross realized losses on sales of available-for-sale securities	(517)	(730)
Net realized gain on investment securities	$43	1,280
Residential and commercial mortgage-backed securities are primarily issued by U.S. government sponsored enterprises and U.S. government agencies. Investment securities with a carrying value of $366.4 million and $349.0 million at March 31, 2015 and December 31, 2014, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014, were as follows:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015:
Available for sale:
U.S. Government sponsored agencies	$86,684	(592)	14,600	(135)	101,284	(727)
Residential mortgage-backed	66,185	(252)	117,535	(2,056)	183,720	(2,308)
State and political subdivisions	28,087	(268)	—	—	28,087	(268)
Corporate notes	20,274	(756)	4,957	(43)	25,231	(799)
Equity investments	1,985	(15)	—	—	1,985	(15)
Total	$203,215	(1,883)	137,092	(2,234)	340,307	(4,117)
Held to maturity:
Residential mortgage-backed	$100,000	(386)	119,905	(1,598)	219,905	(1,984)
State and political subdivisions	2,643	(27)	899	(61)	3,542	(88)
Total	$102,643	(413)	120,804	(1,659)	223,447	(2,072)

December 31, 2014:
Available for sale:
U.S. Government sponsored agencies	$79,207	(427)	14,600	(130)	93,807	(557)
Residential mortgage-backed	204,378	(1,154)	191,644	(4,963)	396,022	(6,117)
State and political subdivisions	28,148	(223)	—	—	28,148	(223)
Corporate notes	9,650	(350)	4,955	(45)	14,605	(395)
Equity investments	1,967	(33)	—	—	1,967	(33)
Total	$323,350	(2,187)	211,199	(5,138)	534,549	(7,325)
Held to maturity:
Residential mortgage-backed	$28,371	(112)	325,820	(5,670)	354,191	(5,782)
State and political subdivisions	641	(3)	896	(65)	1,537	(68)
Total	$29,012	(115)	326,716	(5,735)	355,728	(5,850)
The Company does not believe the investment securities that were in an unrealized loss position at March 31, 2015 and December 31, 2014 are other-than-temporarily impaired. The unrealized losses on the investment securities were primarily attributable to fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that First Bank will not be required to sell these securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired. The unrealized losses for investment securities for 12 months or more at March 31, 2015 and December 31, 2014 included 27 and 47 securities, respectively.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table summarizes the composition of the loan portfolio at March 31, 2015 and December 31, 2014:

(dollars in thousands)	March 31, 2015	December 31, 2014
Commercial, financial and agricultural	$700,183	695,267
Real estate construction and development	110,705	89,851
Real estate mortgage:
One-to-four-family residential	1,030,088	1,016,710
Multi-family residential	114,288	115,434
Commercial real estate	1,174,799	1,183,042
Consumer and installment	20,956	18,950
Net deferred loan fees	(1,277)	(1,422)
Total loans held for portfolio	3,149,742	3,117,832
Loans held for sale	43,655	31,411
Total loans	$3,193,397	3,149,243
Aging of Loans. The following table presents the aging of loans by loan classification at March 31, 2015 and December 31, 2014:

(dollars in thousands)	30-59 Days	60-89 Days	Recorded Investment > 90 Days Accruing	Nonaccrual	Total Past Due	Current	Total Loans
March 31, 2015:
Commercial, financial and agricultural	$59	227	—	7,240	7,526	692,657	700,183
Real estate construction and development	781	102	—	3,308	4,191	106,514	110,705
Real estate mortgage:
Residential mortgage	3,014	952	15	10,911	14,892	613,181	628,073
Home equity	810	374	—	6,337	7,521	394,494	402,015
Multi-family residential	—	—	—	18,994	18,994	95,294	114,288
Commercial real estate	1,201	32	—	4,046	5,279	1,169,520	1,174,799
Consumer and installment and net deferred loan fees	100	18	—	4	122	19,557	19,679
Loans held for sale	—	—	—	—	—	43,655	43,655
Total	$5,965	1,705	15	50,840	58,525	3,134,872	3,193,397

December 31, 2014:
Commercial, financial and agricultural	$132	430	54	9,486	10,102	685,165	695,267
Real estate construction and development	431	—	—	3,393	3,824	86,027	89,851
Real estate mortgage:
Residential mortgage	2,690	986	35	13,890	17,601	603,567	621,168
Home equity	1,857	334	72	6,831	9,094	386,448	395,542
Multi-family residential	—	—	—	19,731	19,731	95,703	115,434
Commercial real estate	196	54	—	4,122	4,372	1,178,670	1,183,042
Consumer and installment and net deferred loan fees	136	33	2	23	194	17,334	17,528
Loans held for sale	—	—	—	—	—	31,411	31,411
Total	$5,442	1,837	163	57,476	64,918	3,084,325	3,149,243
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
Credit Quality Indicators. The Company’s credit management policies and procedures focus on identifying, measuring and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal credit reviews and regulatory bank examinations. The system requires the rating of all loans at the time they are originated or acquired, except for homogeneous categories of loans, such as residential real estate mortgage loans and consumer loans. These homogeneous loans are assigned an initial rating based on the Company’s experience with each type of loan. The Company adjusts the ratings of the homogeneous loans based on payment experience subsequent to their origination.
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
Under the Company’s risk rating system, special mention loans are those loans that do not currently expose the Company to sufficient risk to warrant classification as substandard, troubled debt restructuring (“TDR”) or nonaccrual, but possess weaknesses that deserve management’s close attention. Substandard loans include those loans characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. A loan is classified as a TDR when a borrower is experiencing financial difficulties that lead to the restructuring of a loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. Loans classified as TDRs which are accruing interest are classified as performing TDRs. Loans classified as TDRs which are not accruing interest are classified as nonperforming TDRs and are included with all other nonaccrual loans for presentation purposes. Loans classified as nonaccrual have all the weaknesses inherent in those loans classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable. Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.
The following tables present the credit exposure of the loan portfolio by internally assigned credit grade and payment activity as of March 31, 2015 and December 31, 2014:

Commercial Loan Portfolio Credit Exposure by Internally Assigned Credit Grade (dollars in thousands)	Commercial and Industrial	Real Estate Construction and Development	Multi-family	Commercial Real Estate	Total
March 31, 2015:
Pass	$663,849	106,986	88,787	1,145,244	2,004,866
Special mention	16,359	92	5,870	17,700	40,021
Substandard	12,463	—	637	7,809	20,909
Performing troubled debt restructuring	272	319	—	—	591
Nonaccrual	7,240	3,308	18,994	4,046	33,588
Total	$700,183	110,705	114,288	1,174,799	2,099,975
December 31, 2014:
Pass	$653,951	85,973	89,148	1,147,824	1,976,896
Special mention	18,713	143	5,945	20,691	45,492
Substandard	12,833	—	610	6,640	20,083
Performing troubled debt restructuring	284	342	—	3,765	4,391
Nonaccrual	9,486	3,393	19,731	4,122	36,732
Total	$695,267	89,851	115,434	1,183,042	2,083,594

Consumer Loan Portfolio Credit Exposure by Payment Activity (dollars in thousands)	Residential Mortgage	Home Equity	Consumer and Installment and Net Deferred Loan Fees	Total
March 31, 2015:
Pass	$537,729	394,494	19,557	951,780
Substandard	1,893	1,184	118	3,195
Performing troubled debt restructuring	77,540	—	—	77,540
Nonaccrual	10,911	6,337	4	17,252
Total	$628,073	402,015	19,679	1,049,767
December 31, 2014:
Pass	$528,388	386,448	17,334	932,170
Substandard	2,662	2,263	171	5,096
Performing troubled debt restructuring	76,228	—	—	76,228
Nonaccrual	13,890	6,831	23	20,744
Total	$621,168	395,542	17,528	1,034,238

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
The following tables present the recorded investment, unpaid principal balance, related allowance for loan losses, average recorded investment and interest income recognized while on impaired status for impaired loans without a related allowance for loan losses and for impaired loans with a related allowance for loan losses by loan classification at March 31, 2015 and December 31, 2014:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
March 31, 2015:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$2,505	3,401	—	2,881	—
Real estate construction and development	2,622	12,318	—	2,661	—
Real estate mortgage:
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Multi-family residential	18,675	24,647	—	19,038	—
Commercial real estate	—	—	—	—	—
Consumer and installment	—	—	—	—	—
	23,802	40,366	—	24,580	—
With A Related Allowance Recorded:
Commercial, financial and agricultural	5,007	7,754	479	5,760	3
Real estate construction and development	1,005	3,259	231	1,020	4
Real estate mortgage:
Residential mortgage	88,451	104,415	6,976	89,285	521
Home equity	6,337	7,487	1,267	6,584	—
Multi-family residential	319	3,185	1,212	325	—
Commercial real estate	4,046	5,813	258	5,967	—
Consumer and installment	4	4	—	14	5
	105,169	131,917	10,423	108,955	533
Total:
Commercial, financial and agricultural	7,512	11,155	479	8,641	3
Real estate construction and development	3,627	15,577	231	3,681	4
Real estate mortgage:
Residential mortgage	88,451	104,415	6,976	89,285	521
Home equity	6,337	7,487	1,267	6,584	—
Multi-family residential	18,994	27,832	1,212	19,363	—
Commercial real estate	4,046	5,813	258	5,967	—
Consumer and installment	4	4	—	14	5
	$128,971	172,283	10,423	133,535	533

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
December 31, 2014:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$1,937	2,911	—	2,278	—
Real estate construction and development	2,626	12,333	—	3,106	—
Real estate mortgage:
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Multi-family residential	19,050	24,759	—	25,234	959
Commercial real estate	4,119	4,190	—	6,063	116
Consumer and installment	—	—	—	—	—
	27,732	44,193	—	36,681	1,075
With A Related Allowance Recorded:
Commercial, financial and agricultural	7,833	22,089	1,626	9,212	6
Real estate construction and development	1,109	3,403	219	1,312	17
Real estate mortgage:
Residential mortgage	90,118	106,163	7,639	94,835	2,082
Home equity	6,831	7,988	1,366	7,056	—
Multi-family residential	681	3,581	1,157	902	—
Commercial real estate	3,768	5,619	463	5,546	21
Consumer and installment	23	23	1	14	—
	110,363	148,866	12,471	118,877	2,126
Total:
Commercial, financial and agricultural	9,770	25,000	1,626	11,490	6
Real estate construction and development	3,735	15,736	219	4,418	17
Real estate mortgage:
Residential mortgage	90,118	106,163	7,639	94,835	2,082
Home equity	6,831	7,988	1,366	7,056	—
Multi-family residential	19,731	28,340	1,157	26,136	959
Commercial real estate	7,887	9,809	463	11,609	137
Consumer and installment	23	23	1	14	—
	$138,095	193,059	12,471	155,558	3,201
Recorded investment represents the Company’s investment in its impaired loans (excluding accrued interest receivable and fees) reduced by cumulative charge-offs recorded against the allowance for loan losses on these same loans. At March 31, 2015 and December 31, 2014, the Company had recorded charge-offs of $43.3 million and $55.0 million, respectively, on its impaired loans, representing the difference between the unpaid principal balance and the recorded investment reflected in the tables above. The unpaid principal balance represents the principal amount contractually owed to the Company by the borrowers on the impaired loans.
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
Loan modifications are generally performed at the request of the borrower, whether commercial or consumer, and may include reductions in interest rates, changes in payments and maturity date extensions. Although the Company does not have formal, standardized loan modification programs for its commercial or consumer loan portfolios, it addresses loan modifications on a case-by-case basis and also participates in the United States Department of the Treasury’s (“U.S. Treasury”) Home Affordable Modification Program (“HAMP”). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. At March 31, 2015 and December 31, 2014, the Company had $72.8 million and $72.7 million, respectively, of modified loans in the HAMP program.
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
The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending upon the individual facts and circumstances of the loan. TDRs accruing interest are classified as performing TDRs. The following table presents the categories of performing TDRs as of March 31, 2015 and December 31, 2014:

(dollars in thousands)	March 31, 2015	December 31, 2014
Performing Troubled Debt Restructurings:
Commercial, financial and agricultural	$272	284
Real estate construction and development	319	342
Real estate mortgage:
One-to-four-family residential	77,540	76,228
Commercial real estate	—	3,765
Total performing troubled debt restructurings	$78,131	80,619
The Company does not accrue interest on TDRs which have been modified for a period less than six months or are not in compliance with the modified terms. These loans are considered nonperforming TDRs and are included with other nonaccrual loans for classification purposes. The following table presents the categories of loans considered nonperforming TDRs as of March 31, 2015 and December 31, 2014:

(dollars in thousands)	March 31, 2015	December 31, 2014
Nonperforming Troubled Debt Restructurings:
Commercial, financial and agricultural	$35	243
Real estate construction and development	2,784	2,788
Real estate mortgage:
One-to-four-family residential	3,378	4,003
Multi-family residential	18,676	19,050
Commercial real estate	371	371
Total nonperforming troubled debt restructurings	$25,244	26,455
Both performing and nonperforming TDRs are considered to be impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses. The allowance for loan losses allocated to TDRs was $5.8 million and $6.1 million at March 31, 2015 and December 31, 2014, respectively.
The following table presents loans classified as TDRs that were modified during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Loan Modifications Classified as Troubled Debt Restructurings:
Real estate mortgage:
One-to-four-family residential	6	$1,723	$1,640	15	$2,580	$2,157

The following table presents TDRs that defaulted within 12 months of modification during the three months ended March 31, 2015 and 2014:

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate mortgage:
One-to-four-family residential	—	$—	1	$438

Upon default of a TDR, which is considered to be 90 days or more past due under the modified terms, impairment is measured based on the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses.
Allowance for Loan Losses. The following table represents a summary of changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014:

(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
Three Months Ended March 31, 2015:
Allowance for loan losses:
Beginning balance	$12,574	3,490	24,055	5,630	20,983	142	66,874
Charge-offs	(2,987)	(40)	(1,163)	(189)	(343)	(22)	(4,744)
Recoveries	1,244	164	500	56	21	27	2,012
Provision (benefit) for loan losses	1,501	(860)	(906)	77	225	(37)	—
Ending balance	$12,332	2,754	22,486	5,574	20,886	110	64,142

Three Months Ended March 31, 2014:
Allowance for loan losses:
Beginning balance	$13,401	7,407	32,619	5,249	22,052	305	81,033
Charge-offs	(1,622)	(30)	(1,426)	(132)	(188)	(49)	(3,447)
Recoveries	752	600	791	7	57	38	2,245
Provision (benefit) for loan losses	1,340	(891)	(764)	145	122	48	—
Ending balance	$13,871	7,086	31,220	5,269	22,043	342	79,831

The following table represents a summary of the impairment method used by loan category at March 31, 2015 and December 31, 2014:

(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment and Net Deferred Loan Fees	Total
March 31, 2015:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$—	—	918	—	—	—	918
Impaired loans collectively evaluated for impairment	479	231	7,325	1,212	258	—	9,505
All other loans collectively evaluated for impairment	11,853	2,523	14,243	4,362	20,628	110	53,719
Total allowance for loan losses	$12,332	2,754	22,486	5,574	20,886	110	64,142
Loans:
Impaired loans individually evaluated for impairment	$2,505	2,622	6,899	18,676	—	—	30,702
Impaired loans collectively evaluated for impairment	5,007	1,005	87,889	318	4,046	4	98,269
All other loans collectively evaluated for impairment	692,671	107,078	935,300	95,294	1,170,753	19,675	3,020,771
Total loans	$700,183	110,705	1,030,088	114,288	1,174,799	19,679	3,149,742

December 31, 2014:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$1,053	—	1,184	—	—	—	2,237
Impaired loans collectively evaluated for impairment	573	219	7,821	1,157	463	1	10,234
All other loans collectively evaluated for impairment	10,948	3,271	15,050	4,473	20,520	141	54,403
Total allowance for loan losses	$12,574	3,490	24,055	5,630	20,983	142	66,874
Loans:
Impaired loans individually evaluated for impairment	$4,712	2,626	7,388	19,050	3,765	—	37,541
Impaired loans collectively evaluated for impairment	5,058	1,109	89,561	681	4,122	23	100,554
All other loans collectively evaluated for impairment	685,497	86,116	919,761	95,703	1,175,155	17,505	2,979,737
Total loans	$695,267	89,851	1,016,710	115,434	1,183,042	17,528	3,117,832

NOTE 4 – SERVICING RIGHTS
Mortgage Banking Activities. At March 31, 2015 and December 31, 2014, the Company serviced mortgage loans for others totaling $1.38 billion and $1.37 billion, respectively. Changes in mortgage servicing rights for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014
Balance, beginning of period	$14,012	14,211
Originated mortgage servicing rights	822	455
Purchased mortgage servicing rights	39	—
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	(831)	151
Other changes in fair value (2)	(561)	(422)
Balance, end of period	$13,481	14,395
____________________

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.
Other Servicing Activities. At March 31, 2015 and December 31, 2014, the Company serviced United States Small Business Administration (“SBA”) loans for others totaling $105.0 million and $114.4 million, respectively. Changes in SBA servicing rights for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014
Balance, beginning of period	$4,001	4,643
Originated SBA servicing rights	—	—
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	133	175
Other changes in fair value (2)	(213)	(136)
Balance, end of period	$3,921	4,682
____________________

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

NOTE 5 – DERIVATIVE INSTRUMENTS
The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The following table summarizes derivative instruments held by the Company, their notional amount, estimated fair values and their location in the consolidated balance sheets at March 31, 2015 and December 31, 2014:

(dollars in thousands)			Derivatives in Other Assets
	Notional Amount		Fair Value Gain (Loss)
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivative Instruments Not Designated as Hedging Instruments:
Interest rate lock commitments	$43,610	20,762	1,268	580
Forward commitments to sell mortgage-backed securities	71,600	38,300	(284)	(294)
Total	$115,210	59,062	984	286
Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These interest rate lock commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in June 2015. The fair value of the interest rate lock commitments and forward contracts to sell mortgage-backed securities are included in other assets in the consolidated balance sheets. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.

The following table summarizes amounts included in the consolidated statements of income for the three months ended March 31, 2015 and 2014 related to non-hedging derivative instruments:

(dollars in thousands)	Location of Gain (Loss) Recognized in Operations on Derivatives	Amount of Gain (Loss) Recognized in Operations on Derivatives
		Three Months Ended
		March 31,
		2015	2014
Derivative Instruments Not Designated as Hedging Instruments:
Interest rate lock commitments	Gain on loans sold and held for sale	$688	115
Forward commitments to sell mortgage-backed securities	Gain on loans sold and held for sale	10	(282)
NOTE 6 – SUBORDINATED DEBENTURES
As of March 31, 2015, the Company had 13 affiliated Delaware or Connecticut statutory and business trusts (collectively, “the Trusts”) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering.
The Company’s distributions accrued on the junior subordinated debentures were $3.0 million and $3.8 million for the three months ended March 31, 2015 and 2014, respectively, and are included in interest expense in the consolidated statements of income. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in the Company’s capital base, as further discussed in Note 8 to the consolidated financial statements.
The terms of the junior subordinated debentures and the related trust indentures allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without triggering a payment default or penalty. Such interest payments are primarily funded through dividends from First Bank. In addition, during a deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. In March 2014, the Company paid all of the cumulative deferred interest on its junior subordinated debentures (which had been deferred for 18 quarterly periods), which was subsequently distributed to the trust preferred securities holders on the respective interest payment dates in March and April, 2014. Since that time, the Company has continued to pay interest on its junior subordinated debentures to the respective trustees on the regularly scheduled quarterly payment dates.
Under its Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of St. Louis (“FRB”), as further discussed in Note 8 to the consolidated financial statements, First Bank has agreed not to declare or pay any dividends, without the prior consent of the FRB, that would cause First Bank to pay dividends in excess of its earnings or make a capital distribution that would cause First Bank's Tier 1 Leverage Ratio to fall below 9.0%. Furthermore, pursuant to Missouri Revised Statutes, First Bank is required to obtain approval from the Missouri Division of Finance (“MDOF”) prior to paying any dividends to the Company, as further described in Note 8 to the consolidated financial statements. The Company is unable to predict whether or when the FRB and/or the MDOF will grant such consent in the future.
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
NOTE 7 – STOCKHOLDERS’ EQUITY
Common Stock. There is no established public trading market for the Company’s common stock. Various trusts, which were established by and are administered by and for the benefit of the Company’s Chairman of the Board and members of his immediate family (including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company), own all of the voting stock of the Company other than the Class C Preferred Stock and Class D Preferred Stock (as defined below) that have limited voting rights.
Preferred Stock. The Company has four classes of preferred stock outstanding.
The Company suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September, 2009. The Company has declared and accrued $68.4 million of its regularly scheduled dividend payments on its Class C Fixed Rate Cumulative Perpetual Preferred Stock (“Class C Preferred Stock”) and Class D Fixed Rate Cumulative Perpetual Preferred Stock (“Class D Preferred Stock”) at March 31, 2015 and December 31, 2014, and has accrued an additional $9.4 million of cumulative dividends on such deferred dividend payments at March 31, 2015 and December 31, 2014. As such, the aggregate amount of these deferred and accrued dividend payments was $77.8 million at March 31, 2015 and December 31, 2014.
The Company ceased declaring dividends on its Class C Preferred Stock and Class D Preferred Stock during the fourth quarter of 2013. Previously, the Company had declared and accrued dividends on its Class C Preferred Stock and Class D Preferred Stock quarterly throughout the deferral period. If the Company had continued to declare and accrue dividends on its Class C Preferred Stock and Class D Preferred Stock from the fourth quarter of 2013 and forward, the Company would have accrued an additional $46.9 million of dividend payments (including $9.6 million of dividend payments that would have been declared and accrued for the three months ended March 31, 2015), and the Company’s aggregate deferred and accrued dividend payments would have been $124.7 million and $115.1 million at March 31, 2015 and December 31, 2014, respectively. The Company will continue to evaluate whether declaring dividends on its Class C Preferred Stock and Class D Preferred Stock is appropriate in future periods. The Company’s cessation of declaring and accruing dividends on its Class C Preferred Stock and Class D Preferred Stock did not have any effect on the terms of the outstanding Class C Preferred Stock and Class D Preferred Stock, including the Company’s obligations thereunder.
Accumulated Other Comprehensive Income (Loss). The following table summarizes changes in accumulated other comprehensive income (loss), net of tax, by component, for the three months ended March 31, 2015 and 2014:

(dollars in thousands)	Investment Securities	Defined Benefit Pension Plan	Total
Three Months Ended March 31, 2015:
Balance, beginning of period	$14,051	(3,940)	10,111
Other comprehensive income before reclassifications	4,237	—	4,237
Amounts reclassified from accumulated other comprehensive income	(25)	32	7
Net current period other comprehensive income	4,212	32	4,244
Balance, end of period	$18,263	(3,908)	14,355

Three Months Ended March 31, 2014:
Balance, beginning of period	$10,151	(2,649)	7,502
Other comprehensive income before reclassifications	4,432	—	4,432
Amounts reclassified from accumulated other comprehensive income	(753)	21	(732)
Net current period other comprehensive income	3,679	21	3,700
Balance, end of period	$13,830	(2,628)	11,202

NOTE 8 – REGULATORY CAPITAL AND OTHER REGULATORY MATTERS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and First Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital and common equity Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (“Tier1 leverage ratio”).
In July 2013, the federal bank regulators approved final rules (the “Final Capital Rules”) implementing the Basel III framework as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Capital Rules also substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and First Bank, as compared to the general risk-based capital rules (the “General Risk-Based Capital Rules”). The Final Capital Rules revise the components of capital and address other issues affecting the numerator in regulatory capital ratios. The Final Capital Rules also address asset risk weights and other issues affecting the denominator in regulatory capital ratios and replace the existing general risk-weighting approach based on Basel I with a more risk-sensitive approach. The Final Capital Rules became effective for the Company and First Bank on January 1, 2015 (subject to a phase-in period for certain provisions). The calculation of common equity Tier 1 capital is different from the calculation of common equity under GAAP. Most significantly for the Company, the Company's net deferred tax assets, which are included in the calculation of common equity under GAAP, will be substantially phased out over time from the required calculation of common equity Tier 1 capital for regulatory purposes. The net deferred tax assets attributable to net operating loss and tax credit carryforwards, which comprised over 91.8% of the Company's net deferred tax assets as of March 31, 2015, are scheduled to be phased out entirely from inclusion in the calculation of common equity Tier 1 capital in 2018. In addition, the inclusion of trust preferred securities eligible for Tier 1 capital is more limited under the Final Capital Rules.

The Company must maintain minimum total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below in order to meet the minimum capital adequacy standards. The Company was categorized as adequately capitalized under minimum regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2014. The Company was not categorized as adequately capitalized under minimum regulatory capital standards established for bank holding companies by the Federal Reserve at March 31, 2015 as a result of not meeting the required common equity Tier 1 requirement under the Final Capital Rules.
First Bank was categorized as well capitalized at March 31, 2015 and December 31, 2014 under the prompt corrective action provisions of the regulatory capital standards. First Bank must maintain minimum total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below in order to be categorized as well capitalized.
At March 31, 2015 and December 31, 2014, the Company’s and First Bank’s required and actual capital ratios were as follows:

					Final Capital Rules (Effective January 1, 2015)		General Risk-Based Capital Rules (Prior to January 1, 2015)
						To be Well Capitalized Under Prompt Corrective Action Provisions		To be Well Capitalized Under Prompt Corrective Action Provisions
	Actual				For Capital Adequacy Purposes		For Capital Adequacy Purposes
	March 31, 2015		December 31, 2014
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
First Banks, Inc.	$582,115	14.88%	$475,312	12.25%	8.0%	N/A	8.0%	N/A
First Bank	660,631	16.80	691,350	17.81	8.0	10.0%	8.0	10.0%
Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	283,962	7.26	284,396	7.33	6.0	N/A	4.0	N/A
First Bank	612,837	15.59	642,593	16.55	6.0	8.0	4.0	6.0
Common equity Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	(44,624)	(1.14)	N/A	N/A	4.5	N/A	N/A	N/A
First Bank	612,837	15.59	N/A	N/A	4.5	6.5	N/A	N/A
Tier 1 capital (to average assets):
First Banks, Inc.	283,962	5.02	284,396	5.01	4.0	N/A	4.0	N/A
First Bank	612,837	10.78	642,593	11.35	4.0	5.0	4.0	5.0
Regulatory Agreements. On May 19, 2014, the Company entered into an MOU with the FRB. The MOU is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by the FRB and is used when circumstances warrant a milder form of action than a formal supervisory action. Under the terms of the MOU, the Company agreed, among other things, to provide certain information to the FRB including, but not limited to, progress of achieving its Capital Plan, notice of plans to materially change its Capital Plan, parent company cash flow plans and summaries of nonperforming asset classifications. In addition, the Company agreed not to do any of the following without the prior approval of the FRB: (i) declare or pay any dividends on its common or preferred stock; (ii) incur or guarantee any debt; (iii) redeem any of the Company's outstanding common or preferred stock; and (iv) cause First Bank to pay dividends in excess of its earnings or make a capital distribution that would cause First Bank's Tier 1 Leverage Ratio to fall below 9.0%. The FRB has complete discretion to grant any such approval and therefore, it is not known whether the FRB would approve any such request.
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
NOTE 9 – FAIR VALUE DISCLOSURES
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

Items Measured on a Recurring Basis. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 are reflected in the following table:

	Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
March 31, 2015:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	252,552	—	252,552
Residential mortgage-backed	—	1,056,256	—	1,056,256
Commercial mortgage-backed	—	838	—	838
State and political subdivisions	—	29,194	—	29,194
Corporate notes	—	213,617	—	213,617
Equity investments	1,985	—	—	1,985
Mortgage loans held for sale	—	43,655	—	43,655
Derivative instruments:
Interest rate lock commitments	—	1,268	—	1,268
Forward commitments to sell mortgage-backed securities	—	(284)	—	(284)
Servicing rights	—	—	17,402	17,402
Total	$1,985	1,597,096	17,402	1,616,483
December 31, 2014:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	231,731	—	231,731
Residential mortgage-backed	—	1,007,844	—	1,007,844
Commercial mortgage-backed	—	837	—	837
State and political subdivisions	—	29,615	—	29,615
Corporate notes	—	173,695	—	173,695
Equity investments	1,967	—	—	1,967
Mortgage loans held for sale	—	31,411	—	31,411
Derivative instruments:
Interest rate lock commitments	—	580	—	580
Forward commitments to sell mortgage-backed securities	—	(294)	—	(294)
Servicing rights	—	—	18,013	18,013
Total	$1,967	1,475,419	18,013	1,495,399
There were no transfers between Levels 1 and 2 of the fair value hierarchy for the three months ended March 31, 2015 and 2014.
The following table presents the changes in Level 3 assets measured on a recurring basis for the three months ended March 31, 2015 and 2014:

	Servicing Rights
	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014
Balance, beginning of period	$18,013	18,854
Total gains or losses (realized/unrealized):
Included in earnings (1)	(1,472)	(232)
Included in other comprehensive income	—	—
Issuances	822	455
Purchases	39	—
Transfers in and/or out of level 3	—	—
Balance, end of period	$17,402	19,077
____________________

(1)	Gains or losses (realized/unrealized) are included in noninterest income in the consolidated statements of income.
Items Measured on a Nonrecurring Basis. From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014 are reflected in the following table:

	Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
March 31, 2015:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	7,033	7,033
Real estate construction and development	—	—	3,396	3,396
Real estate mortgage:
Residential mortgage	—	—	81,475	81,475
Home equity	—	—	5,070	5,070
Multi-family residential	—	—	17,782	17,782
Commercial real estate	—	—	3,788	3,788
Consumer and installment	—	—	4	4
Other real estate	—	—	15,227	15,227
Total	$—	—	133,775	133,775
December 31, 2014:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	8,144	8,144
Real estate construction and development	—	—	3,516	3,516
Real estate mortgage:
Residential mortgage	—	—	82,479	82,479
Home equity	—	—	5,465	5,465
Multi-family residential	—	—	18,574	18,574
Commercial real estate	—	—	7,424	7,424
Consumer and installment	—	—	22	22
Other real estate	—	—	55,666	55,666
Total	$—	—	181,290	181,290
Non-Financial Assets and Non-Financial Liabilities. Certain non-financial assets measured at fair value on a nonrecurring basis include other real estate (upon initial recognition or subsequent impairment) and other non-financial long-lived assets measured at fair value for impairment assessment.
Other real estate measured at fair value upon initial recognition totaled $459,000 and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. In addition to other real estate measured at fair value upon initial recognition, the Company recorded write-downs to the balance of other real estate of $109,000 and $97,000 to noninterest expense for the three months ended March 31, 2015 and 2014, respectively.
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
The estimated fair value of the Company’s financial instruments at March 31, 2015 was as follows:

	March 31, 2015
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$230,735	230,735	—	—	230,735
Investment securities:
Available for sale	1,554,442	1,985	1,552,457	—	1,554,442
Held to maturity	595,335	—	597,341	—	597,341
Loans held for portfolio	3,085,600	—	—	3,096,743	3,096,743
Loans held for sale	43,655	—	43,655	—	43,655
Derivative instruments	984	—	984	—	984
Accrued interest receivable	15,867	15,867	—	—	15,867
Financial Liabilities:
Deposits	$4,972,089	4,049,806	—	921,817	4,971,623
Securities sold under agreements to repurchase	51,032	51,032	—	—	51,032
Accrued interest payable	830	830	—	—	830
Subordinated debentures	354,305	—	—	270,473	270,473
Liability for Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$12	—	—	12	12
The estimated fair value of the Company’s financial instruments at December 31, 2014 was as follows:

	December 31, 2014
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$205,402	205,402	—	—	205,402
Investment securities:
Available for sale	1,445,689	1,967	1,443,722	—	1,445,689
Held to maturity	618,148	—	614,272	—	614,272
Loans held for portfolio	3,050,958	—	—	2,937,948	2,937,948
Loans held for sale	31,411	—	31,411	—	31,411
Derivative instruments	286	—	286	—	286
Accrued interest receivable	15,064	15,064	—	—	15,064
Financial Liabilities:
Deposits	$4,849,504	3,923,627	—	924,955	4,848,582
Securities sold under agreements to repurchase	64,875	64,875	—	—	64,875
Accrued interest payable	831	831	—	—	831
Subordinated debentures	354,286	—	—	303,191	303,191
Liability for Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$12	—	—	12	12

NOTE 10 – BUSINESS SEGMENT RESULTS
The Company’s business segment is First Bank. The reportable business segment is consistent with the management structure of the Company, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various client groups, including packaged accounts for more affluent clients, and sweep accounts, lock-box deposits and cash management products for commercial clients. First Bank also offers consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans and small business lending. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, mobile banking, automated teller machine (“ATMs”), telephone banking, safe deposit boxes, and trust and private banking services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees generated by the Company’s mortgage banking and trust and private banking business units. The Company’s products and services are offered to clients primarily within its geographic areas, which include eastern Missouri, southern Illinois, southern and northern California, and Florida’s Bradenton, Palmetto and Longboat Key communities. Certain loan products are available nationwide.
The business segment results are consistent with the Company’s internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. The business segment results are summarized as follows:

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
(dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Balance sheet information:
Investment securities	$2,149,777	2,063,837	—	—	2,149,777	2,063,837
Total loans	3,193,397	3,149,243	—	—	3,193,397	3,149,243
FRB and FHLB stock	30,348	30,458	—	—	30,348	30,458
Total assets	5,992,340	5,882,222	54,290	53,297	6,046,630	5,935,519
Deposits	4,997,353	4,871,140	(25,264)	(21,636)	4,972,089	4,849,504
Securities sold under agreements to repurchase	51,032	64,875	—	—	51,032	64,875
Subordinated debentures	—	—	354,305	354,286	354,305	354,286
Stockholders’ equity	872,736	871,301	(353,365)	(358,857)	519,371	512,444

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Income statement information:
Interest income	$41,666	42,189	—	—	41,666	42,189
Interest expense	2,075	2,051	3,004	3,798	5,079	5,849
Net interest income (loss)	39,591	40,138	(3,004)	(3,798)	36,587	36,340
Provision for loan losses	—	—	—	—	—	—
Net interest income (loss) after provision for loan losses	39,591	40,138	(3,004)	(3,798)	36,587	36,340
Noninterest income	18,037	14,169	91	116	18,128	14,285
Noninterest expense	50,243	42,603	176	(245)	50,419	42,358
Income (loss) before provision (benefit) for income taxes	7,385	11,704	(3,089)	(3,437)	4,296	8,267
Provision (benefit) for income taxes	2,694	4,120	(1,081)	(1,203)	1,613	2,917
Net income (loss)	4,691	7,584	(2,008)	(2,234)	2,683	5,350
Net income (loss) attributable to noncontrolling interest in subsidiary	9	(55)	—	—	9	(55)
Net income (loss) attributable to First Banks, Inc.	$4,682	7,639	(2,008)	(2,234)	2,674	5,405

NOTE 11 – TRANSACTIONS WITH RELATED PARTIES
First Services, L.P. First Services, L.P. (“First Services”), a limited partnership indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, provides information technology, item processing and various related services to the Company and First Bank. Fees charged by First Services to First Bank (net of payments from First Services to First Bank for rental of information technology and other equipment) were $5.0 million and $4.9 million for the three months ended March 31, 2015 and 2014, respectively. In addition, First Services paid $435,000 for the three months ended March 31, 2015 and 2014 in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.
First Services has an Affiliate Services Agreement with the Company and First Bank that relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, accounting services, insurance services, vendor payment processing services and advisory services. Fees incurred under the Affiliate Services Agreement by First Services were $54,000 and $60,000 for the three months ended March 31, 2015 and 2014, respectively.
First Brokerage America, L.L.C. First Brokerage America, L.L.C. (“First Brokerage”), a limited liability company indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, received approximately $1.0 million for the three months ended March 31, 2015 and 2014, respectively, in gross commissions paid by unaffiliated third-party companies. The commissions received primarily resulted from sales of annuities, securities and other insurance products to clients of First Bank. First Brokerage paid approximately $117,000 and $93,000 for the three months ended March 31, 2015 and 2014, respectively, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.
Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and ATM sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of the Company’s Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $128,000 and $126,000 for the three months ended March 31, 2015 and 2014, respectively.
First Capital America, Inc. / FB Holdings, LLC. The Company formed FB Holdings, a limited liability company organized in the state of Missouri, in May 2008. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. First Bank owned 53.23% and FCA, a corporation owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, owned the remaining 46.77% of FB Holdings as of March 31, 2015. FCA’s ownership in FB Holdings is reflected as a component of stockholders’ equity in the consolidated balance sheets.
Loans to Directors, Executive Officers and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors, executive officers and/or their affiliates. Loans to directors, their affiliates and executive officers of the Company were $9.2 million and $28.8 million at March 31, 2015 and December 31, 2014, respectively. First Bank does not extend credit to its officers or to officers of the Company, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.
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
NOTE 12 – CONTINGENT LIABILITIES
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
Regulatory Matters. The Company entered into an MOU with the FRB, dated May 19, 2014. This agreement is further described in Note 8 to the consolidated financial statements.

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

•
Implementation of the Basel III regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act includes significant changes to bank capital, leverage and liquidity requirements, as further discussed under “Overview and Recent Developments – Capital Adequacy Requirements;”

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
Actual events or our actual future results may differ materially from any forward-looking statement due to these and other risks, uncertainties and significant factors. For a discussion of these and other risk factors that may impact these forward-looking statements, please refer to our 2014 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission on March 24, 2015. We wish to caution readers of this Quarterly Report on Form 10-Q that the foregoing list of important factors may not be all-inclusive and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We do not have a duty to and do not undertake any obligation to update these forward-looking statements. Readers of this Quarterly Report on Form 10-Q should therefore consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on these statements.

OVERVIEW AND RECENT DEVELOPMENTS
We (“the Company”), are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company (“SFC”), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries. First Bank’s subsidiaries are wholly owned at March 31, 2015 except for FB Holdings, LLC (“FB Holdings”), which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (“FCA,”), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, as further described in Note 11 to our consolidated financial statements.
First Bank currently operates 129 branch banking offices in eastern Missouri, southern Illinois, southern and northern California, and Florida’s Bradenton, Palmetto and Longboat Key communities. Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services.
All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis.
Capital Adequacy Requirements. The Company and First Bank are each required to comply with applicable capital adequacy standards established by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The current risk-based capital standards applicable to the Company and First Bank, parts of which are currently in the process of being phased-in, are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision (“the Basel Committee”). Prior to January 1, 2015, the risk-based capital standards applicable to the Company and First Bank (“the General Risk-Based Capital Rules”) were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee.
General Risk-Based Capital Rules (Effective Prior to January 1, 2015). The General Risk-Based Capital rules were intended to make regulatory capital requirements sensitive to differences in credit and market risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items were assigned to weighted risk categories. Capital was classified as Tier 1 (or core) capital or Tier 2 (or supplementary) capital depending on its characteristics. Under the General Risk-Based Capital Rules, Tier 1 capital included common equity, retained earnings, qualifying noncumulative perpetual preferred stock (including related surplus), non-controlling interests in equity accounts of consolidated subsidiaries, and a limited amount of certain restricted core capital elements (including subordinated debt and related trust preferred securities), less goodwill, most intangible assets and certain other assets, and Tier 2 capital included qualifying subordinated debt, qualifying mandatorily convertible debt securities, perpetual preferred stock not included in the definition of Tier 1 capital, a limited amount of certain restricted core capital elements not eligible for inclusion in Tier 1 capital (including subordinated debt and related trust preferred securities), and a limited amount of the allowance for loan losses.
Under the General Risk-Based Capital Rules, the Company and First Bank were each required to maintain Tier 1 capital and Total capital (that is, the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of total risk-weighted assets (including certain off-balance sheet items, such as unfunded loan commitments greater than one year and standby letters of credit).
In addition to the General Risk-Based Capital Rules, we were subject to minimum requirements with respect to the ratio of our Tier I capital to our average assets less goodwill and certain other intangible assets (“Leverage Ratio”). Applicable requirements provided for a minimum Leverage Ratio of 3% for bank holding companies that have the highest supervisory rating, while all other bank holding companies must maintain a minimum Leverage Ratio of at least 4% to 5%.
First Bank was categorized as well capitalized at December 31, 2014 under the prompt corrective action provisions of the General Risk-Based Capital Rules. The Company was categorized as adequately capitalized under the regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2014, as further described in Note 8 to our consolidated financial statements.
Basel III and the Final Capital Rules (Effective January 1, 2015). In July 2013, the federal bank regulators approved final rules (“the Final Capital Rules”) implementing the Basel III framework as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The Final Capital Rules also substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and First Bank, as compared to the General Risk-Based Capital Rules. The Final Capital Rules revise the components of capital and address other issues affecting the numerator in regulatory capital ratios. The Final Capital Rules also address asset risk weights and other issues affecting the denominator in regulatory capital ratios and replace the existing general risk-weighting approach based on Basel I with a more risk-sensitive approach. The Final Capital Rules became effective for the Company and First Bank on January 1, 2015 (subject to a phase-in period for certain provisions). The Final Capital Rules:

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

•
Allow non-advanced banking organizations, such as us, a one-time option to filter certain accumulated other comprehensive income components, such as unrealized gains and losses on available-for-sale investment securities, out of regulatory capital. We exercised the option to filter these items out of regulatory capital during the first quarter of 2015.

The Final Capital Rules revise the capital levels for depository institutions under the prompt corrective action regulations for depository institutions.
First Bank was categorized as well capitalized at March 31, 2015 under the prompt corrective action provisions of the regulatory capital standards. The Company was not categorized as adequately capitalized under minimum regulatory capital standards established for bank holding companies by the Federal Reserve at March 31, 2015 as a result of not meeting the required common equity Tier 1 requirement under the Final Capital Rules, as further described below and in Note 8 to our consolidated financial statements.
The calculation of common equity Tier 1 capital is different from the calculation of common equity under U.S. generally accepted accounting principles (“GAAP”). Most significantly for the Company, the Company's net deferred tax assets, which are included in the calculation of common equity under GAAP, will be substantially phased out over time from the required calculation of common equity Tier 1 capital for regulatory purposes. The net deferred tax assets attributable to net operating loss and tax credit carryforwards, which comprised over 91.8% of the Company's net deferred tax assets as of March 31, 2015, are scheduled to be substantially phased out of the calculation of common equity Tier 1 capital in 2018. In addition, the inclusion of trust preferred securities eligible for Tier 1 capital is more limited under the Final Capital Rules. The Company did not meet the common equity Tier 1 requirement at March 31, 2015, and absent a substantial increase in qualifying common equity, the Company will not meet the common equity Tier 1 requirement under the Final Capital Rules in the future. The inability to be categorized as adequately capitalized under the Final Capital Rules could materially adversely impact our financial condition, results of operations, ability to grow, and ability to make dividend payments and interest payments on capital stock and trust preferred securities. For additional information regarding the Final Capital Rules, see Note 8 to our consolidated financial statements.

RESULTS OF OPERATIONS
Executive Summary. We recorded net income of $2.7 million for the three months ended March 31, 2015, compared to $5.4 million for the comparable period in 2014.
Our net interest margin decreased four basis points to 2.73% for the three months ended March 31, 2015, from 2.77% for the comparable period in 2014.
Net interest income, expressed on a tax-equivalent basis, was $36.6 million for the three months ended March 31, 2015, as compared to $36.4 million for the comparable period in 2014.
We did not record a provision for loan losses for the three months ended March 31, 2015 and 2014.
Noninterest income increased $3.8 million, or 26.9%, to $18.1 million for the three months ended March 31, 2015, from $14.3 million for the comparable period in 2014.
Noninterest expense increased $8.1 million, or 19.0%, to $50.4 million for the three months ended March 31, 2015, from $42.4 million for the comparable period in 2014.

Total assets increased $111.1 million to $6.05 billion at March 31, 2015, from $5.94 billion at December 31, 2014.
Total loans increased $44.2 million to $3.19 billion at March 31, 2015, from $3.15 billion at December 31, 2014.
Investment securities increased $85.9 million to $2.15 billion at March 31, 2015, from $2.06 billion at December 31, 2014.
Deposits increased $122.6 million to $4.97 billion at March 31, 2015, from $4.85 billion at December 31, 2014.
Nonperforming assets, comprised of other real estate and nonaccrual loans, decreased $47.1 million, or 41.6%, to $66.1 million at March 31, 2015, from $113.1 million at December 31, 2014. Other real estate decreased $40.4 million, or 72.6%, to $15.2 million at March 31, 2015, from $55.7 million at December 31, 2014, primarily driven by the sale of a single property in our Southern California region in January 2015 with a carrying value of $37.6 million at a net gain of $4.6 million.
On March 6, 2015, First Bank entered into a Branch Purchase and Assumption Agreement with Bank of Stockton that provides for the sale of certain assets and the transfer of certain liabilities of First Bank’s two branch banking office located in Napa and Brentwood, California. Under the terms of the agreement, Bank of Stockton is to assume approximately $43 million of deposits associated with these branches. Bank of Stockton is also expected to purchase approximately $7 million of loans as well as certain other assets, including premises and equipment, associated with these branches. The transaction, which is subject to regulatory approvals and certain closing conditions, is expected to be completed during the third quarter of 2015 and, based on current deposit levels and terms of the agreement, result in a gain of approximately $1.7 million.
Net Interest Income and Average Balance Sheets. The primary source of our income is net interest income. The following table sets forth, on a tax-equivalent basis, certain information on a continuing operations basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS:
Interest-earning assets:
Loans (1)(2)(3)	$3,148,465	30,011	3.87%	$2,877,153	29,091	4.10%
Investment securities (3)	2,074,537	11,193	2.19	2,222,831	12,656	2.31
FRB and FHLB stock	30,404	360	4.80	30,280	358	4.79
Short-term investments	182,075	125	0.28	189,171	120	0.26
Total interest-earning assets	5,435,481	41,689	3.11	5,319,435	42,225	3.22
Nonearning assets	561,552			580,512
Total assets	$5,997,033			$5,899,947
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$717,288	91	0.05%	$675,021	82	0.05%
Savings and money market	1,913,978	881	0.19	1,843,543	744	0.16
Time deposits of $100 or more	370,219	480	0.53	399,589	486	0.49
Other time deposits	561,449	599	0.43	645,885	722	0.45
Total interest-bearing deposits	3,562,934	2,051	0.23	3,564,038	2,034	0.23
Other borrowings	54,426	13	0.10	39,839	4	0.04
Subordinated debentures	354,296	3,015	3.45	354,220	3,811	4.36
Total interest-bearing liabilities	3,971,656	5,079	0.52	3,958,097	5,849	0.60
Noninterest-bearing liabilities:
Demand deposits	1,349,236			1,244,380
Other liabilities	157,184			202,606
Total liabilities	5,478,076			5,405,083
Stockholders’ equity	518,957			494,864
Total liabilities and stockholders’ equity	$5,997,033			$5,899,947

Net interest income		36,610			36,376
Interest rate spread			2.59			2.62
Net interest margin (4)			2.73%			2.77%
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were $23,000 and $36,000 for the three months ended March 31, 2015 and 2014, respectively.

(4)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

Our balance sheet is presently asset sensitive, as our loan portfolio re-prices on an immediate basis, whereas we are unable to immediately re-price our deposit portfolio to current market interest rates. As such, the low interest rate environment has resulted in a compression of our net interest margin. Our asset-sensitive position, coupled with the high level of lower-yielding short-term investments and investment securities as a percentage of our interest-earning assets has negatively impacted our net interest income. We continue our efforts to re-define our overall strategy and business plans with respect to our loan portfolio, focusing on loan growth initiatives to redeploy available funds into higher-yielding assets, as further discussed below.
Net interest income, expressed on a tax-equivalent basis, was $36.6 million for the three months ended March 31, 2015, as compared to $36.4 million for the comparable period in 2014. Our net interest margin decreased four basis points to 2.73% for the three months ended March 31, 2015, from 2.77% for the comparable period in 2014.
We attribute the decrease in our net interest margin for the three months ended March 31, 2015, as compared to the comparable period in 2014, to a decrease in the average yield on loans due to the lower interest rate environment and competitive markets with respect to loan originations, coupled with a lower yield earned on our investment securities for the three months ended March 31, 2015, as compared to the comparable period in 2014, partially offset by a reduction in the weighted average rate paid on our junior subordinated debentures. The average yield earned on our interest-earning assets decreased 11 basis points to 3.11% for the three months ended March 31, 2015, from 3.22% for the comparable period in 2014, while the average rate paid on our interest-bearing liabilities decreased eight basis points to 0.52% for the three months ended March 31, 2015, from 0.60% for the comparable period in 2014. Average interest-earning assets increased $116.0 million and average interest-bearing liabilities increased $13.6 million for the three months ended March 31, 2015, as compared to the comparable period in 2014.
Interest income on our loan portfolio, expressed on a tax-equivalent basis, increased $920,000 for the three months ended March 31, 2015, as compared to the comparable period in 2014. Average loans increased $271.3 million to $3.15 billion for the three months ended March 31, 2015, as compared to $2.88 billion for the comparable period in 2014, while the yield on our loan portfolio decreased 23 basis points to 3.87% for the three months ended March 31, 2015, from 4.10% for the comparable period in 2014. The increase in average loans primarily reflects continued growth in our loan production volumes. The yield on our loan portfolio continues to be adversely impacted by the lower levels of prime and LIBOR interest rates, as a significant portion of our loan portfolio is priced to these indices, as well as significant competitive pressure on interest rates on new loan originations throughout our markets. However, continued growth in loan volumes is expected to positively impact the level of earnings on our loan portfolio in the future.
Interest income on our investment securities, expressed on a tax-equivalent basis, decreased $1.5 million for the three months ended March 31, 2015, as compared to the comparable period in 2014. Average investment securities decreased $148.3 million for the three months ended March 31, 2015, as compared to the comparable period in 2014. The yield earned on our investment securities portfolio decreased 12 basis points to 2.19% for the three months ended March 31, 2015, from 2.31% for the comparable period in 2014, primarily reflecting the continued low interest rate environment. While our investment securities have declined to fund loan growth initiatives, we continue to maintain a high level of investment securities in an effort to support future loan growth opportunities.
Interest expense on our interest-bearing deposits increased $17,000 for the three months ended March 31, 2015, as compared to the comparable period in 2014. Average interest-bearing deposits decreased $1.1 million for the three months ended March 31, 2015, as compared to the comparable period in 2014. The decrease in average interest-bearing deposits for the three months ended March 31, 2015, as compared to the comparable period in 2014, reflects a decrease in average time deposits of $113.8 million, partially offset by organic growth in demand deposits and money market deposits of $112.7 million through deposit development programs, including marketing campaigns and enhanced product and service offerings. The mix in our deposit portfolio volumes for the three months ended March 31, 2015, as compared to the comparable period in 2014, primarily reflects a shift from time deposits to interest-bearing and noninterest-bearing demand and savings and money market deposits. The aggregate weighted average rate paid on our interest-bearing deposit portfolio remained unchanged at 0.23% for the three months ended March 31, 2015 and 2014. The weighted average rate paid on our time deposit portfolio remained unchanged at 0.47% for the three months ended March 31, 2015 and 2014; the weighted average rate paid on our savings and money market deposit portfolio increased three basis points to 0.19% for the three months ended March 31, 2015, from 0.16% for the comparable period in 2014; and the weighted average rate paid on our interest-bearing demand deposits remained unchanged at 0.05% for the three months ended March 31, 2015 and 2014.
Interest expense on our junior subordinated debentures decreased $796,000 for the three months ended March 31, 2015, as compared to the comparable period in 2014. The aggregate weighted average rate paid on our junior subordinated debentures decreased to 3.45% for the three months ended March 31, 2015, from 4.36% for the comparable period in 2014. The aggregate weighted average rates reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures until March 2014, when we paid all of the cumulative deferred interest. The additional interest expense accrued on the regularly scheduled deferred interest payments increased the weighted average rate paid on our junior subordinated debentures by 91 basis points for the three months ended March 31, 2014. The aggregate weighted average rates are also impacted by changes in LIBOR rates, as approximately 79.4% of our junior subordinated debentures are variable rate. In connection with our ongoing efforts to reduce interest and non-interest expense and to the extent we have the capital capacity to do so, we may from time to time consider the potential redemption of one or more series of our trust preferred securities including those that are publicly held.
Rate / Volume. The following table indicates, on a tax-equivalent basis, the changes in interest income and interest expense on a continuing basis that are attributable to changes in average volume and changes in average rates, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:
	Three Months Ended March 31, 2015 Compared to 2014
(dollars in thousands)	Volume	Rate	Net Change
Interest earned on:
Loans (1) (2) (3)	$2,623	(1,703)	920
Investment securities (3)	(823)	(640)	(1,463)
FRB and FHLB stock	1	1	2
Short-term investments	(4)	9	5
Total interest income	1,797	(2,333)	(536)
Interest paid on:
Interest-bearing demand deposits	9	—	9
Savings and money market deposits	23	114	137
Time deposits	(129)	—	(129)
Other borrowings	2	7	9
Subordinated debentures	1	(797)	(796)
Total interest expense	(94)	(676)	(770)
Net interest income	$1,891	(1,657)	234
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
Provision for Loan Losses. We did not record a provision for loan losses for the three months ended March 31, 2015 and 2014, which was attributable to the continued improvement in our overall asset quality levels, as further discussed under “—Loans and Allowance for Loan Losses.”
Our potential problem loans were $24.1 million at March 31, 2015, compared to $25.2 million at December 31, 2014 and $101.8 million at March 31, 2014, reflecting a 76.3% decrease in potential problem loans year-over-year. Our nonaccrual loans were $50.8 million at March 31, 2015, compared to $57.5 million at December 31, 2014 and $53.8 million at March 31, 2014, reflecting a 5.5% decrease in nonaccrual loans year-over-year. The decrease in the overall level of potential problem loans and nonaccrual loans at March 31, 2015, as compared to March 31, 2014, was primarily driven by the resolution of certain potential problem and nonaccrual loans, and reflects our continued progress with respect to the successful implementation of initiatives designed to reduce the overall balance of nonaccrual and other potential problem loans and assets.
We recorded net loan charge-offs of $2.7 million for the three months ended March 31, 2015, compared to $1.2 million for the comparable period in 2014. Our annualized net loan charge-offs were 0.35% and 0.17% of average loans for the three months ended March 31, 2015 and 2014, respectively. Loan charge-offs were $4.7 million and $3.4 million for the three months ended March 31, 2015 and 2014, respectively, and loan recoveries were $2.0 million and $2.2 million for the three months ended March 31, 2015 and 2014, respectively.
Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”

Noninterest Income. Noninterest income increased $3.8 million, or 26.9%, to $18.1 million for the three months ended March 31, 2015, from $14.3 million for the comparable period in 2014. The increase in our noninterest income was primarily attributable to an increase in gains on loans sold and held for sale and gains on sale of other real estate, partially offset by a decline in net gains on investment securities and declines in the fair value of servicing rights. The following table summarizes noninterest income for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,		Increase (Decrease)
(dollars in thousands)	2015	2014	Amount	%
Noninterest income:
Service charges on deposit accounts and client service fees	$8,104	8,333	(229)	(2.7)%
Gain on loans sold and held for sale	2,837	865	1,972	228.0
Net gain on investment securities	43	1,280	(1,237)	(96.6)
Net gain on sale of other real estate	4,992	442	4,550	1,029.4
Decrease in fair value of servicing rights	(1,472)	(232)	(1,240)	(534.5)
Loan servicing fees	1,580	1,711	(131)	(7.7)
Other	2,044	1,886	158	8.4
Total noninterest income	$18,128	14,285	3,843	26.9
The increase in gains on residential mortgage loans sold and held for sale for the three months ended March 31, 2015, as compared to the comparable period in 2014, was primarily attributable to an increase in loan production volumes in our mortgage banking division during the periods, as new interest rate lock commitments increased to $122.7 million for the three months ended March 31, 2015, from $47.9 million for the comparable period in 2014. The increase in loan production volume was primarily associated with an increase in refinancing activity in our mortgage banking division.
Net gains on investment securities for the three months ended March 31, 2015 reflect the sale of certain investment securities to fund loan growth and for other asset-liability management purposes. Net gains on investment securities for the three months ended March 31, 2014 reflect the sale of certain investment securities to fund loan growth and other corporate transactions.
The increase in net gains on sales of other real estate reflects sales of other real estate properties with an aggregate carrying value of $40.7 million at a net gain of $5.0 million for the three months ended March 31, 2015, including the sale of a single property in our Southern California region in January 2015 with a carrying value of $37.6 million at a net gain of $4.6 million.
The decrease in the fair value of mortgage and SBA servicing rights for the three months ended March 31, 2015, as compared to the comparable period in 2014, primarily reflects changes in mortgage interest rates and the related changes in estimated prepayment speeds during the periods, as well as changes in cash flow assumptions underlying SBA loans serviced for others.
Noninterest Expense. Noninterest expense increased $8.1 million, or 19.0%, to $50.4 million for the three months ended March 31, 2015, from $42.4 million for the comparable period in 2014. The increase in our noninterest expense was primarily attributable to an increase in salaries and employee benefits expenses and other expenses. The following table summarizes noninterest expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,		Increase (Decrease)
(dollars in thousands)	2015	2014	Amount	%
Noninterest expense:
Salaries and employee benefits	$22,903	19,882	3,021	15.2%
Occupancy, net of rental income, and furniture and equipment	8,700	8,144	556	6.8
Postage, printing and supplies	583	639	(56)	(8.8)
Information technology fees	5,346	5,220	126	2.4
Legal, examination and professional fees	907	1,291	(384)	(29.7)
Advertising and business development	687	622	65	10.5
FDIC insurance	945	1,264	(319)	(25.2)
Write-downs and expenses on other real estate	232	699	(467)	(66.8)
Other	10,116	4,597	5,519	120.1
Total noninterest expense	$50,419	42,358	8,061	19.0
The increase in salaries and employee benefits expense for the three months ended March 31, 2015, as compared to the comparable period in 2014, reflects normal compensation increases, increases in staffing levels in certain key revenue-generating functions and an increase in incentive compensation.
The increase in occupancy, net of rental income, and furniture and equipment expense for the three months ended March 31, 2015, as compared to the comparable period in 2014, primarily resulted from increased technology equipment and software expenditures associated with technology initiatives intended to support revenue growth.
The decrease in write-downs and expenses on other real estate for the three months ended March 31, 2015, as compared to the comparable period in 2014, reflects a reduction in the balance of our other real estate, most significantly the sale of a single property in our Southern California region, as previously discussed, and expenses associated with this property during the periods. Other real estate decreased to $15.2 million at March 31, 2015, from $55.7 million and $61.5 million at December 31, 2014 and March 31, 2014, respectively. Other real estate expenses, exclusive of write-downs, such as taxes, insurance, and repairs and maintenance, decreased $479,000 to $123,000 for the three months ended March 31, 2015, from $602,000 for the comparable period in 2014. Write-downs related to the re-valuation of certain other real estate properties increased $12,000 to $109,000 for the three months ended March 31, 2015, from $97,000 for the comparable period in 2014.
The increase in other expense for the three months ended March 31, 2015, as compared to the comparable period in 2014, was primarily attributable to losses incurred on three bank facilities of $5.7 million, in aggregate. First, we recorded a loss of $2.9 million on a multi-tenant facility to record the facility at fair value less estimated selling costs. This facility served as a former bank branch and office location for Company personnel and we made the decision during the first quarter of 2015 to market the facility for sale. Next, we recorded a loss of $1.6 million on an owned facility built with the intention of starting a de novo branch. We made the decision during the first quarter of 2015 to market the facility for sale, and as such, recorded a write-down on the facility to fair value less estimated selling costs. Finally, we recorded a lease adjustment of $1.2 million related to a land lease entered into with the intent of opening a de novo branch. We made the decision during the first quarter of 2015 to market this land for sublease.
Provision for Income Taxes. We recorded a provision for income taxes of $1.6 million for the three months ended March 31, 2015, as compared to $2.9 million for the comparable period in 2014. The effective tax rate was 37.5% for the three months ended March 31, 2015, as compared to 35.3% for the comparable period in 2014.
FINANCIAL CONDITION
Total assets increased $111.1 million to $6.05 billion at March 31, 2015, from $5.94 billion at December 31, 2014. The increase in our total assets primarily reflects an increase in our investment securities portfolio, our loan portfolio and our cash and cash equivalents, partially offset by a reduction in other real estate, as further described below.
Cash and cash equivalents, which are comprised of cash and short-term investments, increased $25.3 million to $230.7 million at March 31, 2015, from $205.4 million at December 31, 2014. A significant portion of funds in our short-term investments are maintained in our correspondent bank account with the Federal Reserve Bank of St. Louis (“FRB”), as further discussed under “—Liquidity Management.” The increase in our cash and cash equivalents was primarily attributable to the following:

•	An increase in deposits of $122.6 million;

•	Sales of other real estate resulting in cash proceeds from these sales of $45.7 million, as further discussed below; and

•	Cash generated by operating earnings; partially offset by

•	A net increase in our investment securities portfolio of $84.4 million, excluding amortization and the fair value adjustment on available-for-sale investment securities;

•	An increase in loans of $49.4 million, exclusive of loan charge-offs and transfers of loans to other real estate, as further discussed below; and

•	A net decrease in our securities sold under agreements to repurchase of $13.8 million.
Investment securities increased $85.9 million to $2.15 billion at March 31, 2015, from $2.06 billion at December 31, 2014. Funds available from an increase in deposits were utilized to fund loan growth and purchase investment securities. The net increase in investment securities also reflects an increase of $7.9 million in the fair value adjustment on our available-for-sale investment securities resulting from a decrease in market interest rates during the first three months of 2015. We continue to maintain a high level of investment securities in an effort to support future loan growth opportunities, maximize our net interest income and net interest margin, and maintain appropriate liquidity levels and appropriate diversification within our investment securities portfolio.
Loans, net of net deferred loan fees (“Total Loans”), increased $44.2 million to $3.19 billion at March 31, 2015, from $3.15 billion at December 31, 2014. The increase primarily reflects new loan production as a result of successful efforts to expand existing loan relationships and develop new loan relationships. We have several strategic initiatives in place related to loan growth throughout 2015.
Other real estate decreased $40.4 million to $15.2 million at March 31, 2015, from $55.7 million at December 31, 2014. The decrease primarily reflects sales of other real estate properties of $40.7 million at a net gain of $5.0 million, including the sale of a single property in our Southern California region in January 2015 with a carrying value of $37.6 million at a net gain of $4.6 million.

Deposits increased $122.6 million to $4.97 billion at March 31, 2015, from $4.85 billion at December 31, 2014. The increase reflects growth in demand and savings and money market deposits of $92.7 million and $33.5 million, respectively, partially offset by a decrease in certificates of deposit of $3.6 million. The following table summarizes the composition of our deposit portfolio at March 31, 2015 and December 31, 2014:

(dollars in thousands)	March 31, 2015	December 31, 2014
Noninterest-bearing demand	$1,386,562	1,303,519
Interest-bearing demand	720,598	710,958
Savings and money market	1,942,646	1,909,150
Time deposits of $100 or more	370,283	354,717
Other time deposits	552,000	571,160
Total deposits	$4,972,089	4,849,504
Daily securities sold under agreements to repurchase (in connection with cash management activities of our commercial deposit clients) decreased $13.8 million to $51.0 million at March 31, 2015, from $64.9 million at December 31, 2014, reflecting changes in client balances associated with this product segment.
Loans and Allowance for Loan Losses
Loan Portfolio Composition. The following table summarizes the composition of our loan portfolio by category at March 31, 2015 and December 31, 2014:

(dollars in thousands)	March 31, 2015	December 31, 2014
Commercial, financial and agricultural	$700,183	695,267
Real estate construction and development	110,705	89,851
Real estate mortgage:
One-to-four-family residential real estate:
Residential mortgage	628,073	621,168
Home equity	402,015	395,542
Multi-family residential	114,288	115,434
Commercial real estate	1,174,799	1,183,042
Consumer and installment	20,956	18,950
Loans held for sale	43,655	31,411
Net deferred loan fees	(1,277)	(1,422)
Total loans	$3,193,397	3,149,243
The following table summarizes the composition of our loan portfolio by geographic region and/or business segment at March 31, 2015 and December 31, 2014:

(dollars in thousands)	March 31, 2015	December 31, 2014
Southern California	$1,086,642	1,020,118
Missouri	690,008	713,543
Mortgage Banking Division	603,080	586,177
Northern California	443,659	438,918
Northern and Southern Illinois	210,337	222,935
Chicago	62,801	65,411
Florida	49,925	51,459
Texas	10,847	12,509
Other	36,098	38,173
Total loans	$3,193,397	3,149,243
Total loans represented 52.8% of our assets as of March 31, 2015, compared to 53.1% of our assets at December 31, 2014. Total loans increased $44.2 million to $3.19 billion at March 31, 2015, from $3.15 billion at December 31, 2014. The increase in our loan portfolio during the first three months of 2015 primarily reflects new loan production as a result of successful efforts to expand existing loan relationships and develop new loan relationships. We have several strategic initiatives in place related to loan growth throughout 2015.

Nonperforming Assets. Nonperforming assets consist of nonaccrual loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of March 31, 2015 and December 31, 2014:

(dollars in thousands)	March 31, 2015	December 31, 2014
Nonperforming Assets:
Nonaccrual loans:
Commercial, financial and agricultural	$7,240	9,486
Real estate construction and development	3,308	3,393
One-to-four-family residential real estate:
Residential mortgage	10,911	13,890
Home equity	6,337	6,831
Multi-family residential	18,994	19,731
Commercial real estate	4,046	4,122
Consumer and installment	4	23
Total nonaccrual loans	50,840	57,476
Other real estate	15,227	55,666
Total nonperforming assets	$66,067	113,142

Total loans	$3,193,397	3,149,243

Performing troubled debt restructurings	$78,131	80,619

Loans past due 90 days or more and still accruing	$15	163

Ratio of:
Allowance for loan losses to loans	2.01%	2.12%
Nonaccrual loans to loans	1.59	1.83
Allowance for loan losses to nonaccrual loans	126.16	116.35
Nonperforming assets to loans and other real estate	2.06	3.53
Our nonperforming assets decreased $47.1 million, or 41.6%, to $66.1 million at March 31, 2015, from $113.1 million at December 31, 2014, reflecting a decrease in both other real estate and nonaccrual loans.
The decrease in other real estate of $40.4 million, or 72.6%, during the first three months of 2015 was primarily driven by sales of other real estate properties with an aggregate carrying value of $40.7 million at a net gain of $5.0 million, including the sale of a single property in our Southern California region in January 2015 with a carrying value of $37.6 million at a net gain of $4.6 million.
The decrease in our nonaccrual loans of $6.6 million, or 11.5%, during the first three months of 2015 reflects the resolution of certain nonaccrual loans resulting in a reduction in the level of nonaccrual loans in all of our loan categories. Nonaccrual loans at March 31, 2015 and December 31, 2014 include a single multi-family residential loan relationship in our Chicago region of $18.7 million and $19.1 million, respectively.
As of March 31, 2015 and December 31, 2014, loans identified by management as troubled debt restructurings (“TDRs”) aggregating $25.2 million and $26.5 million, respectively, were on nonaccrual status and were classified as nonperforming loans.
Performing Troubled Debt Restructurings. Our performing TDRs decreased $2.5 million, or 3.1%, to $78.1 million at March 31, 2015, from $80.6 million at December 31, 2014. The majority of our performing TDRs are comprised of one-to-four-family residential loans, which totaled $77.5 million and $76.2 million at March 31, 2015 and December 31, 2014, respectively. TDRs in the Home Affordable Modification Program (“HAMP”) totaled $70.1 million at March 31, 2015.
Potential Problem Loans. As of March 31, 2015 and December 31, 2014, loans aggregating $24.1 million and $25.2 million, respectively, which were not classified as nonperforming assets or performing TDRs, were identified by management as having potential credit problems (“Potential Problem Loans”). These loans are generally defined as commercial loans having an internally assigned grade of substandard and consumer loans which are greater than 30 days past due. Potential problem loans decreased $1.1 million, or 4.3%, during the first three months of 2015. The following table presents the categories of our potential problem loans as of March 31, 2015 and December 31, 2014:

(dollars in thousands)	March 31, 2015	December 31, 2014
Commercial, financial and agricultural	$12,463	12,833
Real estate mortgage:
One-to-four-family residential	3,077	4,925
Multi-family residential	637	610
Commercial real estate	7,809	6,640
Consumer and installment	118	171
Total potential problem loans	$24,104	25,179

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
Allowance for Loan Losses. Our allowance for loan losses decreased to $64.1 million at March 31, 2015, from $66.9 million at December 31, 2014. The decrease in our allowance for loan losses during the first three months of 2015 was attributable to net loan charge-offs of $2.7 million.
Our allowance for loan losses as a percentage of total loans was 2.01% and 2.12% at March 31, 2015 and December 31, 2014, respectively. The decrease in the allowance for loan losses as a percentage of total loans during the first three months of 2015 was primarily attributable to the decrease in our nonaccrual loans and potential problem loans, in addition to a continuing decrease in our historical net loan charge-off experience during the first three months of 2015.
Our allowance for loan losses as a percentage of nonaccrual loans was 126.16% and 116.35% at March 31, 2015 and December 31, 2014, respectively. The increase in the allowance for loan losses as a percentage of nonaccrual loans during the first three months of 2015 was primarily attributable to the decrease in nonaccrual loans, a portion of which did not carry a specific allowance for loan losses as these loans had been charged down to the estimated fair value of the related collateral less estimated costs to sell.

The following table summarizes the changes in the allowance for loan losses for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014
Allowance for loan losses, beginning of period	$66,874	81,033
Loans charged-off:
Commercial, financial and agricultural	(2,987)	(1,622)
Real estate construction and development	(40)	(30)
Real estate mortgage:
One-to-four-family residential:
Residential mortgage	(1,032)	(1,091)
Home equity	(131)	(335)
Multi-family residential	(189)	(132)
Commercial real estate	(343)	(188)
Consumer and installment	(22)	(49)
Total	(4,744)	(3,447)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	1,244	752
Real estate construction and development	164	600
Real estate mortgage:
One-to-four-family residential:
Residential mortgage	358	582
Home equity	142	209
Multi-family residential	56	7
Commercial real estate	21	57
Consumer and installment	27	38
Total	2,012	2,245
Net loan charge-offs	(2,732)	(1,202)
Provision for loan losses	—	—
Allowance for loan losses, end of period	$64,142	79,831
We recorded net loan charge-offs of $2.7 million for the three months ended March 31, 2015, compared to $1.2 million for the comparable period in 2014. The increase in our net loan charge-offs for the first quarter of 2015, as compared to the first quarter of 2014, primarily reflects an increase in net loan charge-offs associated with our commercial, financial and agricultural portfolio. Our annualized net loan charge-offs as a percentage of average loans were 0.35% for the three months ended March 31, 2015, compared to 0.17% for the comparable period in 2014.
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

The following table is a summary of the ratio of the allocated allowance for loan losses to loans by category as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Commercial, financial and agricultural	1.76%	1.81%
Real estate construction and development	2.49	3.88
Real estate mortgage:
One-to-four-family residential	2.18	2.37
Multi-family residential	4.88	4.88
Commercial real estate	1.78	1.77
Consumer and installment	0.56	0.81
Total	2.01	2.12
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
INTEREST RATE RISK MANAGEMENT
The maintenance of a satisfactory level of net interest income is a primary factor in our ability to achieve acceptable income levels. However, the maturity and repricing characteristics of our loan and investment portfolios may differ significantly from those within our deposit structure. The nature of the loan and deposit markets within which we operate, and our objectives for business development within those markets at any point in time, influence these characteristics. In addition, the ability of borrowers to repay loans and the possibility of depositors withdrawing funds prior to stated maturity dates introduces divergent option characteristics that fluctuate as interest rates change. These factors cause various elements of our balance sheet to react in different manners and at different times relative to changes in interest rates, typically leading to increases or decreases in net interest income over time. Depending upon the direction and magnitude of interest rate movements and their effect on the specific components of our balance sheet, the effects on net interest income can be substantial. Consequently, it is critical that we establish effective control over our exposure to changes in interest rates. We strive to manage our interest rate risk by:

•
Maintaining an Asset Liability Committee (“ALCO”) responsible to our Board of Directors and Executive Management, to review the overall interest rate risk management activity and approve actions taken to reduce risk;

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
We are “asset-sensitive,” indicating that our assets would generally re-price with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 4.9%

of net interest income, based on assets and liabilities at March 31, 2015. At March 31, 2015, we remain in an asset-sensitive position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with historically low interest rate levels, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.
We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of March 31, 2015, adjusted to account for anticipated prepayments:

(dollars in thousands)	Three Months or Less	Over Three through Six Months	Over Six through Twelve Months	Over One through Five Years	Over Five Years	Total
Interest-earning assets:
Loans (1)	$1,548,017	165,718	292,839	946,434	240,389	3,193,397
Investment securities	102,579	106,011	199,373	1,170,403	571,411	2,149,777
FRB and FHLB stock	30,348	—	—	—	—	30,348
Short-term investments	133,480	—	—	—	—	133,480
Total interest-earning assets	$1,814,424	271,729	492,212	2,116,837	811,800	5,507,002
Interest-bearing liabilities:
Interest-bearing demand deposits	$266,620	165,738	108,090	79,266	100,884	720,598
Money market deposits	1,632,829	—	—	—	—	1,632,829
Savings deposits	52,669	43,374	37,178	52,669	123,927	309,817
Time deposits	239,703	183,047	262,190	237,285	58	922,283
Securities sold under agreements to repurchase	51,032	—	—	—	—	51,032
Subordinated debentures	282,480	—	—	—	71,825	354,305
Total interest-bearing liabilities	$2,525,333	392,159	407,458	369,220	296,694	3,990,864
Interest-sensitivity gap:
Periodic	$(710,909)	(120,430)	84,754	1,747,617	515,106	1,516,138
Cumulative	(710,909)	(831,339)	(746,585)	1,001,032	1,516,138
Ratio of interest-sensitive assets to interest-sensitive liabilities:
Periodic	0.72	0.69	1.21	5.73	2.74	1.38
Cumulative	0.72	0.72	0.78	1.27	1.38
____________________

(1)	Loans are presented net of net deferred loan fees.
Management made certain assumptions in preparing the foregoing table. These assumptions included:

•	Loans will repay at projected repayment rates;

•	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

•	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and

•	Fixed maturity deposits will not be withdrawn prior to maturity.
A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.
We were in an overall asset-sensitive position of $1.52 billion, or 25.1% of our total assets at March 31, 2015. We were in an overall liability-sensitive position on a cumulative basis through the twelve-month time horizon of $746.6 million, or 12.3% of our total assets at March 31, 2015.
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
In the past, we have utilized derivative instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. We may also sell interest rate swap agreement contracts to certain clients who wish to modify their interest rate sensitivity. There were no interest rate swap agreement contracts outstanding at March 31, 2015 and December 31, 2014. Our derivative instruments are more fully described in Note 5 to our consolidated financial statements.

LIQUIDITY MANAGEMENT
First Bank. Our liquidity is the ability to maintain a cash flow that is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. First Bank receives funds for liquidity from client deposits, loan payments, maturities of loans and investments, sales of investments and earnings before provision for loan losses. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more (including certificates issued through the Certificate of Deposit Account Registry Service (“CDARS program”)), selling securities under agreements to repurchase, and utilizing borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”), the FRB and other borrowings.
As a financial intermediary, we are subject to liquidity risk. We closely monitor our liquidity position through our Liquidity Management Committee and we continue to implement actions deemed necessary to maintain an appropriate level of liquidity in light of ongoing market conditions, changes in loan funding needs, operating and debt service requirements, current deposit trends and events that may occur in conjunction with changes in our business strategy. We analyze and manage short-term and long-term liquidity through an ongoing review of internal funding sources, projected cash flows from loans, securities and client deposits, internal and competitor deposit pricing structures and maturity profiles of current borrowing sources. We utilize planning, management reporting and adverse stress scenarios to monitor sources and uses of funds on a daily basis to assess cash levels to ensure adequate funds are available to meet normal business operating requirements and to supplement liquidity needs to meet unusual demands for funds that may result from an unexpected change in client deposit levels or potential planned or unexpected liquidity events that may arise from time to time.
Our cash and cash equivalents were $230.7 million and $205.4 million at March 31, 2015 and December 31, 2014, respectively. A significant portion of these funds were maintained in our correspondent bank account with the FRB. The increase in our cash and cash equivalents of $25.3 million is further discussed under “— Financial Condition.”
Our unpledged investment securities increased $74.6 million to $1.76 billion at March 31, 2015, from $1.68 billion at December 31, 2014, and are mostly comprised of highly liquid and readily marketable available-for-sale investment securities. The combined level of cash and cash equivalents and unpledged investment securities provided us with total available liquidity of $1.99 billion and $1.89 billion at March 31, 2015 and December 31, 2014, respectively. Our available liquidity of $1.99 billion represents 32.9% of total assets at March 31, 2015, in comparison to $1.89 billion, or 31.8% of total assets, at December 31, 2014. Our loan-to-deposit ratio decreased to 64.2% at March 31, 2015 from 64.9% at December 31, 2014.
During the first three months of 2015, we increased our aggregate funds acquired from other sources of funds to $421.3 million at March 31, 2015, from $419.6 million at December 31, 2014. These other sources of funds include certificates of deposit of $100,000 or more and other borrowings, which are comprised of daily securities sold under agreements to repurchase. The increase was attributable to an increase in certificates of deposit of $100,000 or more of $15.6 million, partially offset by a decrease in daily repurchase agreements of $13.8 million. The following table presents the maturity structure of these other sources of funds at March 31, 2015:

(dollars in thousands)	Certificates of Deposit of $100,000 or More	Other Borrowings	Total
Three months or less	$93,378	51,032	144,410
Over three months through six months	76,339	—	76,339
Over six months through twelve months	106,375	—	106,375
Over twelve months	94,191	—	94,191
Total	$370,283	51,032	421,315
In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. First Bank’s borrowing capacity through its relationship with the FRB was approximately $263.8 million and $256.6 million at March 31, 2015 and December 31, 2014, respectively. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency liquidity purposes. First Bank did not have any FRB borrowings outstanding at March 31, 2015 or December 31, 2014.
First Bank also has a borrowing relationship with the FHLB. First Bank’s borrowing capacity through its relationship with the FHLB was approximately $434.2 million and $396.9 million at March 31, 2015 and December 31, 2014, respectively. The borrowing relationship is secured by one-to-four-family residential, multi-family residential and commercial real estate loans. First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. First Bank did not have any FHLB advances outstanding at March 31, 2015 or December 31, 2014.
As a means of further contingency funding, First Bank may use broker dealers to acquire deposits to fund both short-term and long-term funding needs, including brokered money market accounts, and has available funding, subject to certain limits, through the CDARS program. First Bank had $3.4 million and $4.0 million of time deposits through the CDARS program at March 31, 2015 and December 31, 2014, respectively, and $5.2 million of brokered money market accounts at March 31, 2015 and

December 31, 2014. Exclusive of the CDARS program and brokered money market accounts, First Bank does not generally utilize broker dealers to acquire deposits.
We believe First Bank has sufficient liquidity to meet its current and future near-term liquidity needs; however, no assurance can be made that First Bank’s liquidity position will not be materially, adversely affected in the future.
First Banks, Inc. First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company’s liquidity position is affected by dividends received from its subsidiaries and the amount of cash and other liquid assets on hand, payment of interest on trust preferred securities and other debt instruments issued by the Company, dividends paid on common and preferred stock (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, and proceeds the Company raises through the issuance of debt and/or equity instruments, if any. The Company’s unrestricted cash totaled $25.2 million and $21.6 million at March 31, 2015 and December 31, 2014, respectively.
We cannot pay any dividends on our common or preferred stock without the prior approval of the FRB, as further described in Note 8 to our consolidated financial statements under “—Regulatory Agreements.”
The Company paid all of the cumulative deferred interest on its junior subordinated debentures (which had been deferred for 18 quarterly periods) in March 2014, which was subsequently distributed to the trust preferred securities holders on the respective interest payment dates in March and April, 2014. Since that time, the Company has continued to pay interest on its junior subordinated debentures to the respective trustees on the regularly scheduled quarterly payment dates. Under the terms of our junior subordinated debentures and the related trust indentures, we have the ability to enter into deferral periods of up to 20 consecutive quarterly periods without triggering a payment default or penalty. Such interest payments are primarily funded through dividends from First Bank. Pursuant to Missouri Revised Statutes, First Bank is required to obtain approval from the Missouri Division of Finance (“MDOF”) prior to paying any dividends to us. The MDOF has complete discretion to grant any such approval and therefore, it is not known whether the MDOF will approve any such future requests. See Note 6 to our consolidated financial statements for further discussion regarding our junior subordinated debentures relating to our trust preferred securities.
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
We suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September, 2009. We have deferred and accrued $68.4 million of regularly scheduled dividend payments on our Class C Preferred Stock and Class D Preferred Stock, and have accrued an additional $9.4 million of cumulative dividends on such deferred dividend payments at March 31, 2015. As such, the aggregate amount of these deferred and accrued dividend payments was $77.8 million at March 31, 2015. If we had continued to declare and accrue dividends on our Class C Preferred Stock and Class D Preferred Stock from the fourth quarter of 2013 and forward, we would have accrued an additional $46.9 million of dividend payments (including $9.6 million of dividend payments that would have been declared and accrued for the three months ended March 31, 2015), and our aggregate deferred and accrued dividend payments would have been $124.7 million at March 31, 2015, as further described in Note 7 to our consolidated financial statements.
The Company’s financial position will be adversely affected if it experiences increased liquidity needs and any of the following events occur:

•
First Bank is unable or prohibited by its regulators to pay future dividends to the Company sufficient to satisfy the Company’s operating cash flow needs. The Company’s ability to receive future dividends from First Bank to assist the Company in meeting its operating requirements, both on a short-term and long-term basis, is currently subject to certain restrictions, as further described in Note 8 to our consolidated financial statements;

•	We deem it advisable, or are required by regulatory authorities, to use cash maintained by the Company to support the capital position of First Bank;

•
First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so. As discussed above, First Bank has no outstanding borrowings at March 31, 2015, with the exception of $51.0 million of daily repurchase agreements utilized by clients as an alternative deposit product, and has substantial borrowing capacity through its relationships with the FHLB and the FRB, as previously discussed; or

•	The Company has difficulty raising cash through the future issuance of debt or equity instruments or by accessing additional sources of credit, as further described above.
The Company’s financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing on terms acceptable to us is not available in the marketplace. If we are required to rely more heavily on more expensive funding sources to support our business, our revenues may not increase proportionately to cover our costs. In this case, our operating margins would be materially adversely affected. A lack of liquidity and/or cost-effective funding alternatives could lead to the Company’s inability to meet its financial commitments and related contractual obligations associated with its junior subordinated debentures, which would have a material adverse effect on our business, financial condition and results of operations.
Other Commitments and Contractual Obligations. We have entered into long-term leasing arrangements and other commitments and contractual obligations in conjunction with our ongoing operating activities. The required payments under such leasing arrangements, other commitments and contractual obligations at March 31, 2015 were as follows:

(dollars in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Operating leases	$7,844	11,572	5,656	8,887	33,959
Certificates of deposit (1)	684,064	203,451	34,710	58	922,283
Securities sold under agreements to repurchase	51,032	—	—	—	51,032
Subordinated debentures (2)	—	—	—	354,305	354,305
Class C Preferred Stock and Class D Preferred Stock (2) (3)	—	—	—	312,743	312,743
Other contractual obligations	184	1	—	—	185
Total	$743,124	215,024	40,366	675,993	1,674,507
____________________

(1)	Amounts exclude the related accrued interest expense on certificates of deposit of $333,000 as of March 31, 2015.

(2)
Amounts exclude the accrued interest expense on junior subordinated debentures of $366,000 as of March 31, 2015, accrued dividends declared on preferred stock of $77.8 million and undeclared dividends of $46.9 million as of March 31, 2015.

(3)	Represents liquidation preference amounts payable upon redemption of the Class C Preferred Stock and the Class D Preferred Stock of $295.4 million and $17.3 million, respectively.
EFFECTS OF NEW ACCOUNTING STANDARDS
In January 2014, the FASB issued ASU 2014-01 - Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credit. The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments require new recurring disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. This ASU is effective for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. We adopted the requirements of this ASU on January 1, 2015, which did not have a material impact on our consolidated financial statements or results of operations or the disclosures presented in our consolidated financial statements.
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
In August 2014, the FASB issued ASU 2014-15 - Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The ASU describes how an entity's management should evaluate for each annual and interim reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and sets disclosure requirements about how this information should be communicated. This ASU was initially effective for the annual period after December 15, 2016, and for interim and annual periods thereafter. The FASB recently proposed a one-year deferral of the effective date of this ASU, although the proposed deferral has not yet been finalized. Early adoption is not permitted. We are currently evaluating the requirements of this ASU to determine the impact on the disclosures to be presented in our consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are included under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management,” appearing on pages 38 through 39 of this report.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
The information required by this item is set forth in Part I, Item 1 – Financial Statements, under Note 12, Contingent Liabilities, to our consolidated financial statements appearing elsewhere in this report and is incorporated herein by reference.
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
On May 19, 2014, the Company entered into a Memorandum of Understanding (“MOU”) with the FRB. The MOU is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by the FRB and is used when circumstances warrant a milder form of action than a formal supervisory action. See Note 8 to our consolidated financial statements for further discussion regarding the terms of the MOU. While the Company intends to take such actions as may be necessary to comply with the requirements of the MOU, there can be no assurance that such efforts will not have adverse effects on the operations and financial condition of the Company or First Bank. If the Company fails to comply with the terms of the MOU, further enforcement action could be taken by the FRB which could have a materially adverse effect on the Company's business, financial condition or results of operations.

ITEM 1A – RISK FACTORS
Readers of our Quarterly Report on Form 10-Q should consider certain risk factors in conjunction with the other information included in this Quarterly Report on Form 10-Q. Refer to “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of these risks.

ITEM 5 – OTHER INFORMATION
On May 13, 2015, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved certain amendments to the First Banks, Inc. Partners in Performance Plan (the “PiP Plan”). Pursuant to the PiP Plan, as previously disclosed, the value of a unit granted thereunder (“Unit”) is initially computed by subtracting the Base Pretax Net Income from the Company’s Pretax Net Income (as such terms are defined in the PiP Plan) for the applicable two-year vesting period, dividing the difference by one hundred million ($100,000,000), adding $1.00 and rounding the resulting sum to the nearest cent ($0.01). Notwithstanding the results of the initial calculation of the Unit value, the Unit value would not be less than $0.80 nor more than $1.40 and the value of any Unit that vests as a result of death, Disability or Retirement would be $1.00. As amended, the PiP Plan provides that the value of a Unit is initially computed by subtracting the Base Pretax Net Income from the First Bank Pretax Net Income (as such terms are defined in the PiP Plan) for the applicable two-year vesting period, dividing the difference by one hundred million ($100,000,000), adding $1.00 and rounding the resulting sum to the nearest cent ($0.01). Notwithstanding the results of the initial calculation of the Unit value, the Unit value shall not be less than $0.70 nor more than $1.40 and the value of any Unit that vests as a result of death, Disability or Retirement will be $1.00.
The summary of the amendment to the PiP Plan is qualified in its entirety by reference to the full text of plan, as amended, a copy of which is attached as Exhibit 10.1 and incorporated herein by reference.

ITEM 6 – EXHIBITS
The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
10.1*	First Banks, Inc. Partners in Performance Plan, as amended – filed herewith.

31.1	Rule 13a-14(a) / 15d-14(a) Certifications of Chief Executive Officer – filed herewith.

31.2	Rule 13a-14(a) / 15d-14(a) Certifications of Chief Financial Officer – filed herewith.

32.1	Section 1350 Certifications of Chief Executive Officer – furnished herewith.

32.2	Section 1350 Certifications of Chief Financial Officer – furnished herewith.

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – furnished herewith.

*	Exhibits designated by an asterisk in the Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 14, 2015

FIRST BANKS, INC.

By:	/s/	Timothy J. Lathe
Timothy J. Lathe
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Lisa K. Vansickle
Lisa K. Vansickle
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)