Form 10-Q
period 2015-06-30
FIRST BANKS, INC
filed 2015-08-13
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2015
Common Stock, $250.00 par value	23,661

FIRST BANKS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FIRST BANKS, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$112,490	100,349
Short-term investments	125,866	105,053
Total cash and cash equivalents	238,356	205,402
Investment securities:
Available for sale	1,501,503	1,445,689
Held to maturity (fair value of $583,670 and $614,272, respectively)	587,200	618,148
Total investment securities	2,088,703	2,063,837
Loans:
Commercial, financial and agricultural	753,277	695,267
Real estate construction and development	135,070	89,851
Real estate mortgage	2,402,026	2,315,186
Consumer and installment	19,499	18,950
Net deferred loan fees	(1,393)	(1,422)
Total loans held for portfolio	3,308,479	3,117,832
Loans held for sale	36,428	31,411
Total loans	3,344,907	3,149,243
Allowance for loan losses	(58,816)	(66,874)
Net loans	3,286,091	3,082,369
Federal Reserve Bank and Federal Home Loan Bank stock	30,390	30,458
Bank premises and equipment, net	108,897	123,016
Net deferred income taxes	269,967	271,847
Other real estate	12,386	55,666
Other assets	61,928	62,196
Total assets	$6,096,718	5,894,791
LIABILITIES
Deposits:
Noninterest-bearing deposits	$1,406,498	1,303,519
Interest-bearing deposits	3,650,027	3,545,985
Total deposits	5,056,525	4,849,504
Securities sold under agreements to repurchase	45,616	64,875
Subordinated debentures	354,324	354,286
Accrued expenses and other liabilities	112,329	113,682
Total liabilities	5,568,794	5,382,347
STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding (aggregate liquidation preference of $419,465 and $401,059, respectively)	295	295
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding (aggregate liquidation preference of $25,314 and $24,205, respectively)	15	15
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	324,913	324,913
Retained earnings	79,760	64,374
Accumulated other comprehensive income	10,178	10,111
Total First Banks, Inc. stockholders’ equity	434,139	418,686
Noncontrolling interest in subsidiary	93,785	93,758
Total stockholders’ equity	527,924	512,444
Total liabilities and stockholders’ equity	$6,096,718	5,894,791
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$31,110	30,182	61,113	59,261
Investment securities	14,398	11,903	25,576	24,535
Federal Reserve Bank and Federal Home Loan Bank stock	359	360	719	718
Short-term investments	117	142	242	262
Total interest income	45,984	42,587	87,650	84,776
Interest expense:
Deposits	2,162	2,034	4,213	4,068
Other borrowings	12	2	25	6
Subordinated debentures	3,055	3,027	6,070	6,838
Total interest expense	5,229	5,063	10,308	10,912
Net interest income	40,755	37,524	77,342	73,864
(Benefit) provision for loan losses	(7,500)	—	(7,500)	—
Net interest income after (benefit) provision for loan losses	48,255	37,524	84,842	73,864
Noninterest income:
Service charges on deposit accounts and client service fees	8,539	8,667	16,643	17,000
Gain on loans sold and held for sale	2,093	1,554	4,930	2,419
Net gain (loss) on investment securities	7,158	(1)	7,201	1,279
Net gain on sale of other real estate	196	692	5,188	1,134
Increase (decrease) in fair value of servicing rights	432	(901)	(1,040)	(1,133)
Loan servicing fees	1,669	1,664	3,249	3,375
Other	2,454	2,162	4,498	4,048
Total noninterest income	22,541	13,837	40,669	28,122
Noninterest expense:
Salaries and employee benefits	23,246	20,383	46,149	40,265
Occupancy, net of rental income	4,622	5,479	10,018	11,263
Furniture and equipment	3,246	2,643	6,550	5,003
Postage, printing and supplies	528	554	1,111	1,193
Information technology fees	5,118	5,497	10,464	10,717
Legal, examination and professional fees	1,032	1,447	1,939	2,738
Advertising and business development	777	650	1,464	1,272
FDIC insurance	921	1,241	1,866	2,505
Write-downs and expenses on other real estate	475	639	707	1,338
Restructuring charges on retail branch offices and other facilities	11,884	—	17,579	—
Other	4,661	4,678	9,082	9,275
Total noninterest expense	56,510	43,211	106,929	85,569
Income before provision for income taxes	14,286	8,150	18,582	16,417
Provision for income taxes	1,556	2,918	3,169	5,835
Net income	12,730	5,232	15,413	10,582
Less: net income (loss) attributable to noncontrolling interest in subsidiary	18	1	27	(54)
Net income attributable to First Banks, Inc.	$12,712	5,231	15,386	10,636
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014
Net income	$12,730	5,232	15,413	10,582
Other comprehensive income (loss):
Net unrealized gains on securities:
Unrealized gains on available-for-sale investment securities	403	6,918	8,352	15,135
Reclassification adjustment for available-for-sale investment securities (gains) losses included in net income	(7,158)	1	(7,201)	(1,279)
Amortization of net unrealized gain associated with transfer of available-for-sale investment securities to held-to-maturity investment securities	(401)	(681)	(1,147)	(1,364)
Income tax effect	2,946	(2,569)	(2)	(5,144)
Changes in net unrealized gains on securities, net of tax	(4,210)	3,669	2	7,348
Defined benefit pension plans:
Reclassification adjustment for amortization of net actuarial loss on pension plan	55	36	110	71
Income tax effect	(22)	(15)	(45)	(29)
Changes in defined benefit pension plans, net of tax	33	21	65	42
Other comprehensive (loss) income	(4,177)	3,690	67	7,390
Comprehensive income	8,553	8,922	15,480	17,972
Net income (loss) attributable to noncontrolling interest in subsidiary	18	1	27	(54)
Comprehensive income attributable to First Banks, Inc.	$8,535	8,921	15,453	18,026
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (UNAUDITED)
Six Months Ended June 30, 2015 and 2014

	First Banks, Inc. Stockholders’ Equity
(dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity

Balance, December 31, 2013	$13,373	5,915	324,913	42,719	7,502	93,834	488,256
Net income	—	—	—	10,636	—	(54)	10,582
Other comprehensive income	—	—	—	—	7,390	—	7,390
Balance, June 30, 2014	$13,373	5,915	324,913	53,355	14,892	93,780	506,228

Balance, December 31, 2014	$13,373	5,915	324,913	64,374	10,111	93,758	512,444
Net income	—	—	—	15,386	—	27	15,413
Other comprehensive income	—	—	—	—	67	—	67
Balance, June 30, 2015	$13,373	5,915	324,913	79,760	10,178	93,785	527,924
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

	Six Months Ended
	June 30,
(dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$15,413	10,582
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of bank premises and equipment	5,608	5,837
Amortization and accretion of investment securities	12,506	11,265
Originations of loans held for sale	(180,581)	(93,643)
Proceeds from sales of loans held for sale	177,219	93,710
(Benefit) provision for loan losses	(7,500)	—
Provision for current income taxes	5,864	546
Provision for deferred income taxes	3,430	5,289
Decrease in deferred tax asset valuation allowance	(6,125)	—
(Increase) decrease in accrued interest receivable	(142)	3,056
Increase (decrease) in accrued interest payable	11	(62,558)
Gain on loans sold and held for sale	(4,930)	(2,419)
Net gain on investment securities	(7,201)	(1,279)
Net gain on sale of other real estate	(5,188)	(1,134)
Decrease in fair value of servicing rights	1,040	1,133
Write-downs on other real estate	332	197
Restructuring charges on retail branch offices and other facilities	17,579	—
Other operating activities, net	(1,606)	1,295
Net cash provided by (used in) operating activities	25,729	(28,123)
Cash flows from investing activities:
Net cash paid for sale of assets and liabilities of discontinued operations, net of cash and cash equivalents sold	—	(15,467)
Proceeds from sales of investment securities available for sale	119,898	166,320
Maturities of investment securities available for sale	119,166	90,817
Maturities of investment securities held to maturity	42,188	38,410
Purchases of investment securities available for sale	(288,121)	(62,293)
Purchases of investment securities held to maturity	(23,297)	(2,595)
Net redemptions (purchases) of Federal Reserve Bank and Federal Home Loan Bank stock	68	(3,031)
Proceeds from sales of commercial loans	22,588	3,682
Purchase of one-to-four-family residential real estate loans	(40,621)	—
Net increase in loans	(177,073)	(104,943)
Net purchases of bank premises and equipment	(4,971)	(3,674)
Net proceeds from sales of other real estate	49,520	10,103
Other investing activities, net	118	1,170
Net cash (used in) provided by investing activities	(180,537)	118,499
Cash flows from financing activities:
Increase (decrease) in deposits	207,021	(7,861)
(Decrease) increase in securities sold under agreements to repurchase	(19,259)	14,429
Net cash provided by financing activities	187,762	6,568
Net increase in cash and cash equivalents	32,954	96,944
Cash and cash equivalents, beginning of period	205,402	190,435
Cash and cash equivalents, end of period	$238,356	287,379

Supplemental disclosures of cash flow information:
Cash paid for interest on liabilities	$10,297	73,470
Cash paid for income taxes	9	447
Noncash investing and financing activities:
Loans transferred to other real estate	$1,507	2,915
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. The consolidated financial statements of First Banks, Inc. and subsidiaries (“the Company”) are unaudited and should be read in conjunction with the consolidated financial statements contained in the Company’s 2014 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and conform to predominant practices within the banking industry. Certain disclosures pertaining to companies whose common stock is not publicly traded have been omitted from the Company’s financial statements in accordance with GAAP requirements. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Certain reclassifications of 2014 amounts have been made to conform to the 2015 presentation. All financial information is reported on a continuing operations basis.
Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the noncontrolling interest in subsidiary, as more fully described below and in Note 14 to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.
The Company operates through its wholly owned subsidiary bank holding company, The San Francisco Company (“SFC”), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries. All of the subsidiaries are wholly owned as of June 30, 2015 except FB Holdings, LLC (“FB Holdings”), which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (“FCA”), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, as further described in Note 14 to the consolidated financial statements. FB Holdings is included in the consolidated financial statements and the noncontrolling ownership interest is reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiary” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, is reported as “net income (loss) attributable to noncontrolling interest in subsidiary” in the consolidated statements of income.
NOTE 2 – BRANCH DIVESTITURES AND RESTRUCTURING CHARGES
Pending Branch Sales. On March 6, 2015, as amended on June 25, 2015, First Bank entered into a Branch Purchase and Assumption Agreement with Bank of Stockton that provides for the sale of certain assets and the transfer of certain liabilities of First Bank’s three branch banking offices located in Napa, Brentwood and Fairfield, California. Under the terms of the agreement, Bank of Stockton is to assume approximately $74.0 million of deposits associated with these branches. Bank of Stockton is also expected to purchase approximately $11.6 million of loans as well as certain other assets, including premises and equipment of $3.1 million, associated with these branches. The transaction, which is subject to certain closing conditions, is expected to be completed during the third quarter of 2015.
On May 20, 2015, First Bank entered into a Branch Purchase and Assumption Agreement with Fidelity Bank that provides for the sale of certain assets and the transfer of certain liabilities of First Bank’s remaining eight branch banking offices located in Bradenton, Palmetto and Longboat Key, Florida. Under the terms of the agreement, Fidelity Bank is to assume approximately $155.0 million of deposits associated with these branches. Fidelity Bank is also expected to purchase approximately $30.9 million of loans as well as certain other assets, including premises and equipment of $6.4 million, associated with these branches. The transaction, which is subject to certain closing conditions, is expected to be completed during the third quarter of 2015.
Restructuring Charges on Retail Branch Offices and Other Facilities. The Company recorded certain restructuring charges associated with retail branch offices and other owned and leased facilities of $11.9 million and $17.6 million for the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2015, the Company recorded restructuring charges of $4.6 million related to seven retail branches that have been closed or are scheduled to be closed in order to adjust the carrying value of these facilities to fair value less estimated selling costs and/or adjust leases to the present value of current market rental rates in comparison to the contractual obligations on the leased facilities. During the three and six months ended June 30, 2015, the Company also recorded restructuring charges of $6.5 million and $12.2 million, respectively, on nine other facilities in order to adjust the carrying value of these facilities to fair value less estimated selling costs and/or adjust leases to the present value of current market rental rates in comparison to the contractual obligations on the leased facilities.
NOTE 3 – INVESTMENTS IN DEBT AND EQUITY SECURITIES
The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale and held to maturity at June 30, 2015 and December 31, 2014 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2015:
Available for sale:
U.S. Government sponsored agencies	$231,379	1,842	(1,238)	231,983
Residential mortgage-backed	936,625	14,603	(2,823)	948,405
Commercial mortgage-backed	18,469	56	(2)	18,523
State and political subdivisions	29,167	18	(292)	28,893
Corporate notes	270,868	1,925	(1,050)	271,743
Equity investments	2,000	—	(44)	1,956
Total	$1,488,508	18,444	(5,449)	1,501,503

Held to maturity:
U.S. Government sponsored agencies	$9,157	30	—	9,187
Residential mortgage-backed	573,237	2,167	(5,637)	569,767
State and political subdivisions	4,806	1	(91)	4,716
Total	$587,200	2,198	(5,728)	583,670

December 31, 2014:
Available for sale:
U.S. Government sponsored agencies	$230,159	2,129	(557)	231,731
Residential mortgage-backed	999,772	14,189	(6,117)	1,007,844
Commercial mortgage-backed	779	58	—	837
State and political subdivisions	29,805	33	(223)	29,615
Corporate notes	171,331	2,759	(395)	173,695
Equity investments	2,000	—	(33)	1,967
Total	$1,433,846	19,168	(7,325)	1,445,689

Held to maturity:
U.S. Government sponsored agencies	$10,725	42	—	10,767
Residential mortgage-backed	605,077	1,931	(5,782)	601,226
State and political subdivisions	2,346	1	(68)	2,279
Total	$618,148	1,974	(5,850)	614,272
The amortized cost and fair value of debt securities available for sale and held to maturity by contractual maturity at June 30, 2015 are shown in the table below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average yields are based on amortized cost.

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield

June 30, 2015:
Available for sale securities:
Within one year	$62,932	63,546	2.50%
After one year through five years	135,179	136,799	1.84
After five years through ten years	191,741	193,981	2.77
After ten years	1,096,656	1,105,221	2.20
Equity investments	2,000	1,956	2.18
Total	$1,488,508	1,501,503	2.24

Held to maturity securities:
Within one year	$565	565	3.07%
After one year through five years	101,555	102,154	1.93
After five years through ten years	56,000	54,759	1.18
After ten years	429,080	426,192	2.09
Total	$587,200	583,670	1.97

Residential and commercial mortgage-backed securities are primarily issued by U.S. government sponsored enterprises and U.S. government agencies. Proceeds from sales of available-for-sale investment securities were $75.1 million and $119.9 million for the three and six months ended June 30, 2015, respectively, compared to zero and $166.3 million for the comparable periods in 2014.
Gross realized gains and gross realized losses on investment securities for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014
Gross realized gains on sales of available-for-sale securities	$8,637	—	9,197	2,010
Gross realized losses on sales of available-for-sale securities	(1,479)	—	(1,996)	(730)
Other-than-temporary impairment	—	(1)	—	(1)
Net realized gain (loss) on investment securities	$7,158	(1)	7,201	1,279

Provision (benefit) for income taxes on net realized gain (loss) on investment securities	$2,947	—	2,965	527
Gross realized gains on sales of available-for-sale securities for the three and six months ended June 30, 2015 include a pre-tax gain on the sale of a single issuer’s common stock of $8.4 million.
Investment securities with a carrying value of $373.5 million and $349.0 million at June 30, 2015 and December 31, 2014, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014, were as follows:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015:
Available for sale:
U.S. Government sponsored agencies	$87,514	(1,099)	14,600	(139)	102,114	(1,238)
Residential mortgage-backed	194,279	(922)	85,274	(1,901)	279,553	(2,823)
Commercial mortgage-backed	8,803	(2)	—	—	8,803	(2)
State and political subdivisions	28,049	(292)	—	—	28,049	(292)
Corporate notes	67,295	(1,009)	4,959	(41)	72,254	(1,050)
Equity investments	—	—	1,956	(44)	1,956	(44)
Total	$385,940	(3,324)	106,789	(2,125)	492,729	(5,449)
Held to maturity:
Residential mortgage-backed	$246,432	(3,277)	114,765	(2,360)	361,197	(5,637)
State and political subdivisions	3,405	(91)	—	—	3,405	(91)
Total	$249,837	(3,368)	114,765	(2,360)	364,602	(5,728)

December 31, 2014:
Available for sale:
U.S. Government sponsored agencies	$79,207	(427)	14,600	(130)	93,807	(557)
Residential mortgage-backed	204,378	(1,154)	191,644	(4,963)	396,022	(6,117)
State and political subdivisions	28,148	(223)	—	—	28,148	(223)
Corporate notes	9,650	(350)	4,955	(45)	14,605	(395)
Equity investments	1,967	(33)	—	—	1,967	(33)
Total	$323,350	(2,187)	211,199	(5,138)	534,549	(7,325)
Held to maturity:
Residential mortgage-backed	$28,371	(112)	325,820	(5,670)	354,191	(5,782)
State and political subdivisions	641	(3)	896	(65)	1,537	(68)
Total	$29,012	(115)	326,716	(5,735)	355,728	(5,850)
The Company does not believe the investment securities that were in an unrealized loss position at June 30, 2015 and December 31, 2014 are other-than-temporarily impaired. The unrealized losses on the investment securities were primarily attributable to fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that First Bank will not be required to sell these securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired. The unrealized losses for investment securities for 12 months or more at June 30, 2015 and December 31, 2014 included 17 and 47 securities, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table summarizes the composition of the loan portfolio at June 30, 2015 and December 31, 2014:

(dollars in thousands)	June 30, 2015	December 31, 2014
Commercial, financial and agricultural	$753,277	695,267
Real estate construction and development	135,070	89,851
Real estate mortgage:
One-to-four-family residential:
Residential mortgage	687,162	621,168
Home equity	400,616	395,542
Multi-family residential	98,040	115,434
Commercial real estate	1,216,208	1,183,042
Consumer and installment	19,499	18,950
Net deferred loan fees	(1,393)	(1,422)
Total loans held for portfolio	3,308,479	3,117,832
Loans held for sale	36,428	31,411
Total loans	$3,344,907	3,149,243
Aging of Loans. The following table presents the aging of loans by loan classification at June 30, 2015 and December 31, 2014:

(dollars in thousands)	30-59 Days	60-89 Days	Recorded Investment > 90 Days Accruing	Nonaccrual	Total Past Due	Current	Total Loans
June 30, 2015:
Commercial, financial and agricultural	$265	308	—	5,702	6,275	747,002	753,277
Real estate construction and development	683	—	—	3,152	3,835	131,235	135,070
Real estate mortgage:
Residential mortgage	1,614	447	27	8,103	10,191	676,971	687,162
Home equity	1,467	441	130	5,698	7,736	392,880	400,616
Multi-family residential	—	—	—	319	319	97,721	98,040
Commercial real estate	12	52	—	2,828	2,892	1,213,316	1,216,208
Consumer and installment and net deferred loan fees	87	16	—	8	111	17,995	18,106
Loans held for sale	—	—	—	—	—	36,428	36,428
Total loans	$4,128	1,264	157	25,810	31,359	3,313,548	3,344,907

December 31, 2014:
Commercial, financial and agricultural	$132	430	54	9,486	10,102	685,165	695,267
Real estate construction and development	431	—	—	3,393	3,824	86,027	89,851
Real estate mortgage:
Residential mortgage	2,690	986	35	13,890	17,601	603,567	621,168
Home equity	1,857	334	72	6,831	9,094	386,448	395,542
Multi-family residential	—	—	—	19,731	19,731	95,703	115,434
Commercial real estate	196	54	—	4,122	4,372	1,178,670	1,183,042
Consumer and installment and net deferred loan fees	136	33	2	23	194	17,334	17,528
Loans held for sale	—	—	—	—	—	31,411	31,411
Total loans	$5,442	1,837	163	57,476	64,918	3,084,325	3,149,243
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
Under the Company’s risk rating system, special mention loans are those loans that do not currently expose the Company to sufficient risk to warrant classification as substandard, troubled debt restructuring (“TDR”) or nonaccrual, but possess weaknesses that deserve management’s close attention. Substandard loans include those loans characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. A loan is classified as a TDR when a borrower is experiencing financial difficulties that lead to the restructuring of a loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. Loans classified as TDRs that are accruing interest are classified as performing TDRs. Loans classified as TDRs that are not accruing interest are classified as nonperforming TDRs and are included with all other nonaccrual loans for presentation purposes. Loans classified as nonaccrual have all the weaknesses inherent in those loans classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable. Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.
The following tables present the credit exposure of loans held for portfolio by internally assigned credit grade and payment activity as of June 30, 2015 and December 31, 2014:

Commercial Loan Portfolio Credit Exposure by Internally Assigned Credit Grade (dollars in thousands)	Commercial and Industrial	Real Estate Construction and Development	Multi-family	Commercial Real Estate	Total
June 30, 2015:
Pass	$710,208	131,333	91,424	1,189,818	2,122,783
Special mention	31,393	585	5,660	17,883	55,521
Substandard	5,710	—	637	5,679	12,026
Performing troubled debt restructuring	264	—	—	—	264
Nonaccrual	5,702	3,152	319	2,828	12,001
Total	$753,277	135,070	98,040	1,216,208	2,202,595
December 31, 2014:
Pass	$653,951	85,973	89,148	1,147,824	1,976,896
Special mention	18,713	143	5,945	20,691	45,492
Substandard	12,833	—	610	6,640	20,083
Performing troubled debt restructuring	284	342	—	3,765	4,391
Nonaccrual	9,486	3,393	19,731	4,122	36,732
Total	$695,267	89,851	115,434	1,183,042	2,083,594

Consumer Loan Portfolio Credit Exposure by Payment Activity (dollars in thousands)	Residential Mortgage	Home Equity	Consumer and Installment and Net Deferred Loan Fees	Total
June 30, 2015:
Pass	$599,840	392,880	17,995	1,010,715
Substandard	1,647	2,038	103	3,788
Performing troubled debt restructuring	77,572	—	—	77,572
Nonaccrual	8,103	5,698	8	13,809
Total	$687,162	400,616	18,106	1,105,884
December 31, 2014:
Pass	$528,388	386,448	17,334	932,170
Substandard	2,662	2,263	171	5,096
Performing troubled debt restructuring	76,228	—	—	76,228
Nonaccrual	13,890	6,831	23	20,744
Total	$621,168	395,542	17,528	1,034,238

Impaired Loans. Loans deemed to be impaired include performing TDRs and nonaccrual loans. Impaired loans with outstanding balances equal to or greater than $250,000 are evaluated individually for impairment. For these loans, the Company measures the level of impairment based on the present value of the estimated projected cash flows, or if the impaired loans are collateral dependent, the estimated value of the collateral, less applicable selling costs. If the current valuation is lower than the current book balance of the loan, the amount of the difference is evaluated for possible charge-off. In instances where management determines that a charge-off is not appropriate, a specific reserve is established for the individual loan in question. This specific reserve is included as a part of the overall allowance for loan losses.
The following tables present the recorded investment, unpaid principal balance, related allowance for loan losses, average recorded investment and interest income recognized while on impaired status for impaired loans without a related allowance for loan losses and for impaired loans with a related allowance for loan losses by loan classification at June 30, 2015 and December 31, 2014:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized (1)
June 30, 2015:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$2,573	3,563	—	3,342	—
Real estate construction and development	2,617	12,318	—	2,910	—
Real estate mortgage:
Residential mortgage	—	—	—	—	—
Home equity	1,322	1,527	—	1,459	—
Multi-family residential	—	—	—	—	—
Commercial real estate	687	962	—	1,195	—
Consumer and installment	—	—	—	—	—
	7,199	18,370	—	8,906	—
With A Related Allowance Recorded:
Commercial, financial and agricultural	3,393	5,861	582	4,407	6
Real estate construction and development	535	2,465	255	595	8
Real estate mortgage:
Residential mortgage	85,675	100,070	7,391	88,081	1,122
Home equity	4,376	5,302	1,443	4,830	—
Multi-family residential	319	468	24	13,015	—
Commercial real estate	2,141	3,766	214	3,725	5
Consumer and installment	8	8	1	12	—
	96,447	117,940	9,910	114,665	1,141
Total:
Commercial, financial and agricultural	5,966	9,424	582	7,749	6
Real estate construction and development	3,152	14,783	255	3,505	8
Real estate mortgage:
Residential mortgage	85,675	100,070	7,391	88,081	1,122
Home equity	5,698	6,829	1,443	6,289	—
Multi-family residential	319	468	24	13,015	—
Commercial real estate	2,828	4,728	214	4,920	5
Consumer and installment	8	8	1	12	—
	$103,646	136,310	9,910	123,571	1,141
____________________

(1)	Interest income on impaired loans recognized while on impaired status was $608,000 for the three months ended June 30, 2015.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
December 31, 2014:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$1,937	2,911	—	2,278	—
Real estate construction and development	2,626	12,333	—	3,106	—
Real estate mortgage:
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Multi-family residential	19,050	24,759	—	25,234	959
Commercial real estate	4,119	4,190	—	6,063	116
Consumer and installment	—	—	—	—	—
	27,732	44,193	—	36,681	1,075
With A Related Allowance Recorded:
Commercial, financial and agricultural	7,833	22,089	1,626	9,212	6
Real estate construction and development	1,109	3,403	219	1,312	17
Real estate mortgage:
Residential mortgage	90,118	106,163	7,639	94,835	2,082
Home equity	6,831	7,988	1,366	7,056	—
Multi-family residential	681	3,581	1,157	902	—
Commercial real estate	3,768	5,619	463	5,546	21
Consumer and installment	23	23	1	14	—
	110,363	148,866	12,471	118,877	2,126
Total:
Commercial, financial and agricultural	9,770	25,000	1,626	11,490	6
Real estate construction and development	3,735	15,736	219	4,418	17
Real estate mortgage:
Residential mortgage	90,118	106,163	7,639	94,835	2,082
Home equity	6,831	7,988	1,366	7,056	—
Multi-family residential	19,731	28,340	1,157	26,136	959
Commercial real estate	7,887	9,809	463	11,609	137
Consumer and installment	23	23	1	14	—
	$138,095	193,059	12,471	155,558	3,201
Recorded investment represents the Company’s investment in its impaired loans (excluding accrued interest receivable and fees) reduced by cumulative charge-offs recorded against the allowance for loan losses on these same loans. At June 30, 2015 and December 31, 2014, the Company had recorded charge-offs of $32.7 million and $55.0 million, respectively, on its impaired loans, representing the difference between the unpaid principal balance and the recorded investment reflected in the tables above. The unpaid principal balance represents the principal amount contractually owed to the Company by the borrowers on the impaired loans.
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
Loan modifications are generally performed at the request of the borrower, whether commercial or consumer, and may include reductions in interest rates, changes in payments and maturity date extensions. Although the Company does not have formal, standardized loan modification programs for its commercial or consumer loan portfolios, it addresses loan modifications on a case-by-case basis and also participates in the United States Department of the Treasury’s (“U.S. Treasury”) Home Affordable Modification Program (“HAMP”). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. At June 30, 2015 and December 31, 2014, the Company had $72.3 million and $72.7 million, respectively, of modified loans in the HAMP program.
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
The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending upon the individual facts and circumstances of the loan. TDRs accruing interest are classified as performing TDRs. The following table presents the categories of performing TDRs as of June 30, 2015 and December 31, 2014:

(dollars in thousands)	June 30, 2015	December 31, 2014
Performing Troubled Debt Restructurings:
Commercial, financial and agricultural	$264	284
Real estate construction and development	—	342
Real estate mortgage:
One-to-four-family residential	77,572	76,228
Commercial real estate	—	3,765
Total performing troubled debt restructurings	$77,836	80,619
The Company does not accrue interest on TDRs which have been modified for a period less than six months or are not in compliance with the modified terms. These loans are considered nonperforming TDRs and are included with other nonaccrual loans for classification purposes. The following table presents the categories of loans considered nonperforming TDRs as of June 30, 2015 and December 31, 2014:

(dollars in thousands)	June 30, 2015	December 31, 2014
Nonperforming Troubled Debt Restructurings:
Commercial, financial and agricultural	$35	243
Real estate construction and development	2,779	2,788
Real estate mortgage:
One-to-four-family residential	2,852	4,003
Multi-family residential	—	19,050
Commercial real estate	—	371
Total nonperforming troubled debt restructurings	$5,666	26,455
Both performing and nonperforming TDRs are considered to be impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses. The allowance for loan losses allocated to TDRs was $6.6 million and $6.1 million at June 30, 2015 and December 31, 2014, respectively.

The following tables present loans classified as TDRs that were modified during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Loan Modifications Classified as Troubled Debt Restructurings:
Real estate mortgage:
One-to-four-family residential	6	$669	$626	12	$1,467	$1,177

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Loan Modifications Classified as Troubled Debt Restructurings:
Real estate mortgage:
One-to-four-family residential	12	$2,392	$2,266	27	$4,047	$3,334
The following tables present TDRs that defaulted within 12 months of modification during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate mortgage:
One-to-four-family residential	—	$—	5	$764

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate mortgage:
One-to-four-family residential	—	$—	6	$1,202

Upon default of a TDR, which is considered to be 90 days or more past due under the modified terms, impairment is measured based on the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses.
Allowance for Loan Losses. The following tables represent a summary of changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2015 and 2014:

(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
Three Months Ended June 30, 2015:
Allowance for loan losses:
Beginning balance	$12,332	2,754	22,486	5,574	20,886	110	64,142
Charge-offs	(1,117)	(138)	(564)	(9)	(502)	(21)	(2,351)
Recoveries	1,181	138	913	2,177	100	16	4,525
Provision (benefit) for loan losses	(1,075)	(523)	(432)	(4,312)	(1,135)	(23)	(7,500)
Ending balance	$11,321	2,231	22,403	3,430	19,349	82	58,816

Three Months Ended June 30, 2014:
Allowance for loan losses:
Beginning balance	$13,871	7,086	31,220	5,269	22,043	342	79,831
Charge-offs	(994)	(35)	(2,201)	(2,952)	(21)	(37)	(6,240)
Recoveries	1,263	756	1,478	2	915	13	4,427
Provision (benefit) for loan losses	(409)	(1,207)	(1,352)	5,055	(2,117)	30	—
Ending balance	$13,731	6,600	29,145	7,374	20,820	348	78,018

(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
Six months ended June 30, 2015:
Allowance for loan losses:
Beginning balance	$12,574	3,490	24,055	5,630	20,983	142	66,874
Charge-offs	(4,104)	(178)	(1,727)	(198)	(845)	(43)	(7,095)
Recoveries	2,425	302	1,413	2,233	121	43	6,537
Provision (benefit) for loan losses	426	(1,383)	(1,338)	(4,235)	(910)	(60)	(7,500)
Ending balance	$11,321	2,231	22,403	3,430	19,349	82	58,816

Six months ended June 30, 2014:
Allowance for loan losses:
Beginning balance	$13,401	7,407	32,619	5,249	22,052	305	81,033
Charge-offs	(2,616)	(65)	(3,627)	(3,084)	(209)	(86)	(9,687)
Recoveries	2,015	1,356	2,269	9	972	51	6,672
Provision (benefit) for loan losses	931	(2,098)	(2,116)	5,200	(1,995)	78	—
Ending balance	$13,731	6,600	29,145	7,374	20,820	348	78,018
The following table represents a summary of the impairment method used by loan category at June 30, 2015 and December 31, 2014:

(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment and Net Deferred Loan Fees	Total
June 30, 2015:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$130	16	3,822	—	—	—	3,968
Impaired loans collectively evaluated for impairment	452	239	5,012	24	214	1	5,942
All other loans collectively evaluated for impairment	10,739	1,976	13,569	3,406	19,135	81	48,906
Total allowance for loan losses	$11,321	2,231	22,403	3,430	19,349	82	58,816
Loans:
Impaired loans individually evaluated for impairment	$1,955	2,877	41,321	—	687	—	46,840
Impaired loans collectively evaluated for impairment	4,011	275	50,052	319	2,141	8	56,806
All other loans collectively evaluated for impairment	747,311	131,918	996,405	97,721	1,213,380	18,098	3,204,833
Total loans held for portfolio	$753,277	135,070	1,087,778	98,040	1,216,208	18,106	3,308,479

December 31, 2014:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$1,053	—	1,184	—	—	—	2,237
Impaired loans collectively evaluated for impairment	573	219	7,821	1,157	463	1	10,234
All other loans collectively evaluated for impairment	10,948	3,271	15,050	4,473	20,520	141	54,403
Total allowance for loan losses	$12,574	3,490	24,055	5,630	20,983	142	66,874
Loans:
Impaired loans individually evaluated for impairment	$4,712	2,626	7,388	19,050	3,765	—	37,541
Impaired loans collectively evaluated for impairment	5,058	1,109	89,561	681	4,122	23	100,554
All other loans collectively evaluated for impairment	685,497	86,116	919,761	95,703	1,175,155	17,505	2,979,737
Total loans held for portfolio	$695,267	89,851	1,016,710	115,434	1,183,042	17,528	3,117,832

NOTE 5 – SERVICING RIGHTS
At June 30, 2015 and December 31, 2014, the Company serviced mortgage loans for others totaling $1.42 billion and $1.37 billion, respectively, and serviced United States Small Business Administration (“SBA”) loans for others totaling $97.5 million and $114.4 million, respectively.
The fair value of mortgage servicing rights at June 30, 2015 and December 31, 2014 was determined using a weighted average discount rate of 9.24% and 9.17%, respectively, and a weighted average conditional prepayment rate (“CPR”) of 11.13% and 12.70%, respectively. The fair value of SBA servicing rights at June 30, 2015 and December 31, 2014 was determined using a weighted average discount rate of 11.14% and 11.80%, respectively, and a weighted average CPR of 6.26% and 6.33%, respectively.
Changes in mortgage and SBA servicing rights for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014
Balance, beginning of period	$17,402	19,077	18,013	18,854
Originated servicing rights	1,170	577	1,992	1,032
Purchased servicing rights	37	31	76	31
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	1,281	(284)	583	42
Other changes in fair value (2)	(849)	(617)	(1,623)	(1,175)
Balance, end of period	$19,041	18,784	19,041	18,784
____________________

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

NOTE 6 – DERIVATIVE INSTRUMENTS
The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The following table summarizes derivative instruments held by the Company, their notional amount, estimated fair values and their location in the consolidated balance sheets at June 30, 2015 and December 31, 2014:

(dollars in thousands)			Derivatives in Other Assets
	Notional Amount		Fair Value Gain (Loss)
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivative Instruments Not Designated as Hedging Instruments:
Interest rate lock commitments	$30,704	20,762	655	580
Forward commitments to sell mortgage-backed securities	51,200	38,300	448	(294)
Total	$81,904	59,062	1,103	286
Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These interest rate lock commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in September 2015. The fair value of the interest rate lock commitments and forward contracts to sell mortgage-backed securities are included in other assets in the consolidated balance sheets. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.
The following table summarizes amounts included in the consolidated statements of income for the three and six months ended June 30, 2015 and 2014 related to non-hedging derivative instruments:

(dollars in thousands)	Location of Gain (Loss) Recognized in Operations on Derivatives	Amount of Gain (Loss) Recognized in Operations on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2015	2014	2015	2014
Derivative Instruments Not Designated as Hedging Instruments:
Interest rate lock commitments	Gain on loans sold and held for sale	$(613)	203	75	318
Forward commitments to sell mortgage-backed securities	Gain on loans sold and held for sale	732	(455)	742	(737)

NOTE 7 – OTHER BORROWINGS
Other borrowings were comprised solely of daily securities sold under agreements to repurchase of $45.6 million and $64.9 million at June 30, 2015 and December 31, 2014, respectively. These daily securities sold under agreements to repurchase represent funds deposited by First Bank’s clients, on an overnight basis, in connection with cash management activities of First Bank’s commercial deposit clients.
Investment securities with a carrying value of $72.0 million and $75.6 million at June 30, 2015 and December 31, 2014, respectively, were pledged in connection with these daily securities sold under agreements to repurchase, and were comprised solely of residential mortgage-backed securities. The fair value of pledged securities may fluctuate due to market conditions. The Company is obligated to transfer additional securities if the fair value of the pledged securities declines below the balance of funds deposited by the Company’s clients.
NOTE 8 – SUBORDINATED DEBENTURES
As of June 30, 2015, the Company had 13 affiliated Delaware or Connecticut statutory and business trusts (collectively, “the Trusts”) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of First Preferred Capital Trust IV, which was issued in a publicly underwritten offering.
The Company’s distributions accrued on the junior subordinated debentures were $3.1 million and $6.1 million for the three and six months ended June 30, 2015, respectively, and $3.0 million and $6.8 million for the comparable periods in 2014, and are included in interest expense in the consolidated statements of income. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in the Company’s capital base, as further described in Note 10 to the consolidated financial statements.
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
Under its Memorandum of Understanding (“MOU”) with the Federal Reserve Bank of St. Louis (“FRB”), as further discussed in Note 10 to the consolidated financial statements, the Company has agreed not to declare or pay any dividends, without the prior consent of the FRB, and not to cause First Bank to pay dividends in excess of its earnings or make a capital distribution that would cause First Bank's Tier 1 leverage ratio to fall below 9.0%. In addition, pursuant to Missouri Revised Statutes, First Bank is required to obtain approval from the Missouri Division of Finance (“MDOF”) prior to paying any dividends to the Company, as further described in Note 10 to the consolidated financial statements. Furthermore, pursuant to Section 208.5 of Regulation H, if such dividends would exceed undivided profits, First Bank is also required to obtain approval from its sole shareholder and the FRB prior to paying any dividends to the Company. The Company is unable to predict whether or when the FRB and/or the MDOF will grant such consents in the future.
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

NOTE 9 – STOCKHOLDERS’ EQUITY
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
The Company suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September, 2009. The Company has declared and accrued $68.4 million of its regularly scheduled dividend payments on its Class C Fixed Rate Cumulative Perpetual Preferred Stock (“Class C Preferred Stock”) and Class D Fixed Rate Cumulative Perpetual Preferred Stock (“Class D Preferred Stock”) at June 30, 2015 and December 31, 2014, and has accrued an additional $9.4 million of cumulative dividends on such deferred dividend payments at June 30, 2015 and December 31, 2014. As such, the aggregate amount of these deferred and accrued dividend payments was $77.8 million at June 30, 2015 and December 31, 2014.
The Company ceased declaring dividends on its Class C Preferred Stock and Class D Preferred Stock during the fourth quarter of 2013. Previously, the Company had declared and accrued dividends on its Class C Preferred Stock and Class D Preferred Stock quarterly throughout the deferral period. If the Company had continued to declare and accrue dividends on its Class C Preferred Stock and Class D Preferred Stock from the fourth quarter of 2013 and forward, the Company would have accrued an additional $56.8 million of dividend payments (including $9.9 million and $19.5 million of dividend payments that would have been declared and accrued for the three and six months ended June 30, 2015, respectively), and the Company’s aggregate deferred and accrued dividend payments would have been $134.6 million and $115.1 million at June 30, 2015 and December 31, 2014, respectively. The Company will continue to evaluate whether declaring dividends on its Class C Preferred Stock and Class D Preferred Stock is appropriate in future periods. The Company’s cessation of declaring and accruing dividends on its Class C Preferred Stock and Class D Preferred Stock did not have any effect on the terms of the outstanding Class C Preferred Stock and Class D Preferred Stock, including the Company’s obligations thereunder.
Accumulated Other Comprehensive Income (Loss). The following tables summarize changes in accumulated other comprehensive income (loss), net of tax, by component, for the three and six months ended June 30, 2015 and 2014:

(dollars in thousands)	Investment Securities	Defined Benefit Pension Plan	Total
Three Months Ended June 30, 2015:
Balance, beginning of period	$18,263	(3,908)	14,355
Other comprehensive income before reclassifications	1	—	1
Amounts reclassified from accumulated other comprehensive income	(4,211)	33	(4,178)
Net current period other comprehensive (loss) income	(4,210)	33	(4,177)
Balance, end of period	$14,053	(3,875)	10,178

Three Months Ended June 30, 2014:
Balance, beginning of period	$13,830	(2,628)	11,202
Other comprehensive income before reclassifications	3,668	—	3,668
Amounts reclassified from accumulated other comprehensive income	1	21	22
Net current period other comprehensive income	3,669	21	3,690
Balance, end of period	$17,499	(2,607)	14,892

(dollars in thousands)	Investment Securities	Defined Benefit Pension Plan	Total
Six Months Ended June 30, 2015:
Balance, beginning of period	$14,051	(3,940)	10,111
Other comprehensive income before reclassifications	4,238	—	4,238
Amounts reclassified from accumulated other comprehensive income	(4,236)	65	(4,171)
Net current period other comprehensive income	2	65	67
Balance, end of period	$14,053	(3,875)	10,178

Six Months Ended June 30, 2014:
Balance, beginning of period	$10,151	(2,649)	7,502
Other comprehensive income before reclassifications	8,100	—	8,100
Amounts reclassified from accumulated other comprehensive income	(752)	42	(710)
Net current period other comprehensive income	7,348	42	7,390
Balance, end of period	$17,499	(2,607)	14,892

NOTE 10 – REGULATORY CAPITAL AND OTHER REGULATORY MATTERS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and First Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital and common equity Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (“Tier 1 leverage ratio”).
In July 2013, the federal bank regulators approved final rules (the “Final Capital Rules”) implementing the Basel III framework as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Capital Rules also substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and First Bank, as compared to the general risk-based capital rules (the “General Risk-Based Capital Rules”). The Final Capital Rules revise the components of capital and address other issues affecting the numerator in regulatory capital ratios. The Final Capital Rules also address asset risk weights and other issues affecting the denominator in regulatory capital ratios and replace the existing general risk-weighting approach based on Basel I with a more risk-sensitive approach. The Final Capital Rules became effective for the Company and First Bank on January 1, 2015 (subject to a phase-in period for certain provisions). The calculation of common equity Tier 1 capital is different from the calculation of common equity under GAAP. Most significantly for the Company, the Company's net deferred tax assets, which are included in the calculation of common equity under GAAP, will be substantially phased out over time from the applicable calculation of common equity Tier 1 capital for regulatory purposes. The net deferred tax assets attributable to net operating loss and tax credit carryforwards, which comprised over 91.7% of the Company's net deferred tax assets as of June 30, 2015, are scheduled to be phased out entirely from inclusion in the calculation of common equity Tier 1 capital in 2018. In addition, the inclusion of trust preferred securities eligible for Tier 1 capital is more limited under the Final Capital Rules. Furthermore, the Company’s noncontrolling interest in subsidiary, which was $93.8 million as of June 30, 2015, will be phased out entirely from inclusion in the calculation of Tier 1 capital by 2018. As of June 30, 2015, the amount of noncontrolling interest in subsidiary that was eligible for inclusion in the calculation of Tier 1 capital was $56.3 million.
The Company must maintain minimum total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below in order to meet the minimum capital adequacy standards. The Company was categorized as adequately capitalized under minimum regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2014. The Company was not categorized as adequately capitalized under minimum regulatory capital standards established for bank holding companies by the Federal Reserve at June 30, 2015 as a result of not meeting the required common equity Tier 1 requirement under the Final Capital Rules.
First Bank was categorized as well capitalized at June 30, 2015 and December 31, 2014 under the prompt corrective action provisions of the regulatory capital standards. First Bank must maintain minimum total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below in order to be categorized as well capitalized.

At June 30, 2015 and December 31, 2014, the Company’s and First Bank’s required and actual capital ratios were as follows:

					Final Capital Rules (Effective January 1, 2015)		General Risk-Based Capital Rules (Prior to January 1, 2015)
						To be Well Capitalized Under Prompt Corrective Action Provisions		To be Well Capitalized Under Prompt Corrective Action Provisions
	Actual				For Capital Adequacy Purposes		For Capital Adequacy Purposes
	June 30, 2015		December 31, 2014
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
First Banks, Inc.	$597,006	14.80%	$475,312	12.25%	8.0%	N/A	8.0%	N/A
First Bank	681,126	16.79	691,350	17.81	8.0	10.0%	8.0	10.0%
Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	296,436	7.35	284,396	7.33	6.0	N/A	4.0	N/A
First Bank	628,796	15.50	642,593	16.55	6.0	8.0	4.0	6.0
Common equity Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	(34,251)	(0.85)	N/A	N/A	4.5	N/A	N/A	N/A
First Bank	628,796	15.50	N/A	N/A	4.5	6.5	N/A	N/A
Tier 1 capital (to average assets):
First Banks, Inc.	296,436	5.15	284,396	5.01	4.0	N/A	4.0	N/A
First Bank	628,796	10.87	642,593	11.35	4.0	5.0	4.0	5.0
Regulatory Agreements. On May 19, 2014, the Company entered into an MOU with the FRB. The MOU is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by the FRB and is used when circumstances warrant a milder form of action than a formal supervisory action. Under the terms of the MOU, the Company agreed, among other things, to provide certain information to the FRB including, but not limited to, progress of achieving its Capital Plan, notice of plans to materially change its Capital Plan, parent company cash flow plans and summaries of nonperforming asset classifications. In addition, the Company agreed not to do any of the following without the prior approval of the FRB: (i) declare or pay any dividends on its common or preferred stock; (ii) incur or guarantee any debt; (iii) redeem any of the Company's outstanding common or preferred stock; and (iv) cause First Bank to pay dividends in excess of its earnings or make a capital distribution that would cause First Bank’s Tier 1 leverage ratio to fall below 9.0%. The FRB has complete discretion to grant any such approval and therefore, it is not known whether the FRB would approve any such request. As reflected in the previous table, First Bank’s Tier 1 leverage ratio was 10.87% as of June 30, 2015, or $108.0 million (1.87%), above the 9.0% minimum requirement under the MOU, which amount includes $56.3 million of currently eligible noncontrolling interest in subsidiary.
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
NOTE 11 – FAIR VALUE DISCLOSURES
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
Servicing rights. The valuation of mortgage and SBA servicing rights is performed by an independent third party. The valuation models estimate the present value of estimated future net servicing income, using market-based discount rate assumptions, and utilize assumptions based on the predominant risk characteristics of the underlying loans, including principal balance, interest rate, weighted average life, and certain unobservable inputs, including cost to service, estimated prepayment speed rates and default rates. Changes in the fair value of servicing rights occur primarily due to the realization of expected cash flows, as well as changes in valuation inputs and assumptions. Significant increases (decreases) in any of the unobservable inputs would result in a significantly lower (higher) fair value of the servicing rights. The Company classifies its servicing rights as Level 2.

Items Measured on a Recurring Basis. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 are reflected in the following table:

	Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
June 30, 2015:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	231,983	—	231,983
Residential mortgage-backed	—	948,405	—	948,405
Commercial mortgage-backed	—	18,523	—	18,523
State and political subdivisions	—	28,893	—	28,893
Corporate notes	—	271,743	—	271,743
Equity investments	1,956	—	—	1,956
Mortgage loans held for sale	—	36,428	—	36,428
Derivative instruments:
Interest rate lock commitments	—	655	—	655
Forward commitments to sell mortgage-backed securities	—	448	—	448
Servicing rights	—	19,041	—	19,041
Total	$1,956	1,556,119	—	1,558,075
December 31, 2014:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	231,731	—	231,731
Residential mortgage-backed	—	1,007,844	—	1,007,844
Commercial mortgage-backed	—	837	—	837
State and political subdivisions	—	29,615	—	29,615
Corporate notes	—	173,695	—	173,695
Equity investments	1,967	—	—	1,967
Mortgage loans held for sale	—	31,411	—	31,411
Derivative instruments:
Interest rate lock commitments	—	580	—	580
Forward commitments to sell mortgage-backed securities	—	(294)	—	(294)
Servicing rights	—	18,013	—	18,013
Total	$1,967	1,493,432	—	1,495,399
There were no transfers between Levels 1 and 2 of the fair value hierarchy for the six months ended June 30, 2015 and 2014.

Items Measured on a Nonrecurring Basis. From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014 are reflected in the following table:

	Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
June 30, 2015:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	5,384	5,384
Real estate construction and development	—	—	2,897	2,897
Real estate mortgage:
Residential mortgage	—	—	78,284	78,284
Home equity	—	—	4,255	4,255
Multi-family residential	—	—	295	295
Commercial real estate	—	—	2,614	2,614
Consumer and installment	—	—	7	7
Other real estate	—	—	12,386	12,386
Total	$—	—	106,122	106,122
December 31, 2014:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	8,144	8,144
Real estate construction and development	—	—	3,516	3,516
Real estate mortgage:
Residential mortgage	—	—	82,479	82,479
Home equity	—	—	5,465	5,465
Multi-family residential	—	—	18,574	18,574
Commercial real estate	—	—	7,424	7,424
Consumer and installment	—	—	22	22
Other real estate	—	—	55,666	55,666
Total	$—	—	181,290	181,290
Non-Financial Assets and Non-Financial Liabilities. Certain non-financial assets measured at fair value on a nonrecurring basis include other real estate (upon initial recognition or subsequent impairment) and other non-financial long-lived assets measured at fair value for impairment assessment.
Other real estate measured at fair value upon initial recognition totaled $1.5 million and $2.9 million for the six months ended June 30, 2015 and 2014, respectively. In addition to other real estate measured at fair value upon initial recognition, the Company recorded write-downs to the balance of other real estate of $223,000 and $332,000 to noninterest expense for the three and six months ended June 30, 2015, respectively, compared to $100,000 and $197,000 for the comparable periods in 2014.
Fair Value of Financial Instruments. The fair value of financial instruments is management’s estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including deferred income tax assets and bank premises and equipment. Furthermore, the income taxes that would be incurred if the Company were to realize any of the unrealized gains or unrealized losses indicated between the estimated fair values and corresponding carrying values could have a significant effect on the fair value estimates and have not been considered in any of the estimates. The following summarizes the methods and assumptions used in estimating the fair value of all other financial instruments:
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
FRB and FHLB stock. The carrying values reported in the consolidated balance sheets for FRB and FHLB stock, which are carried at cost, represent redemption value. Estimates of fair value are not available due to limitations placed on the stock’s transferability.
Deposits. The fair value of deposits payable on demand with no stated maturity (i.e., noninterest-bearing and interest-bearing demand, and savings and money market accounts) is considered equal to their respective carrying amounts as reported in the consolidated balance sheets. The fair value of demand deposits does not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market. The fair value disclosed for time deposits is estimated utilizing a discounted cash flow calculation that applies interest rates currently being offered on similar deposits to a schedule of aggregated monthly maturities of time deposits. If the estimated fair value is lower than the carrying value, the carrying value is reported as the fair value of time deposits. The Company classifies its time deposits as Level 2.
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
The estimated fair value of the Company’s financial instruments at June 30, 2015 was as follows:

	June 30, 2015
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$238,356	238,356	—	—	238,356
Investment securities:
Available for sale	1,501,503	1,956	1,499,547	—	1,501,503
Held to maturity	587,200	—	583,670	—	583,670
Loans held for portfolio	3,249,663	—	—	3,252,942	3,252,942
Loans held for sale	36,428	—	36,428	—	36,428
FRB and FHLB stock	30,390	N/A	N/A	N/A	N/A
Derivative instruments	1,103	—	1,103	—	1,103
Accrued interest receivable	15,206	15,206	—	—	15,206
Financial Liabilities:
Deposits	$5,056,525	4,180,414	875,028	—	5,055,442
Securities sold under agreements to repurchase	45,616	45,616	—	—	45,616
Accrued interest payable	842	842	—	—	842
Subordinated debentures	354,324	—	—	273,116	273,116
Liability for Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$12	—	—	12	12

The estimated fair value of the Company’s financial instruments at December 31, 2014 was as follows:

	December 31, 2014
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$205,402	205,402	—	—	205,402
Investment securities:
Available for sale	1,445,689	1,967	1,443,722	—	1,445,689
Held to maturity	618,148	—	614,272	—	614,272
Loans held for portfolio	3,050,958	—	—	2,937,948	2,937,948
Loans held for sale	31,411	—	31,411	—	31,411
FRB and FHLB stock	30,458	N/A	N/A	N/A	N/A
Derivative instruments	286	—	286	—	286
Accrued interest receivable	15,064	15,064	—	—	15,064
Financial Liabilities:
Deposits	$4,849,504	3,923,627	924,955	—	4,848,582
Securities sold under agreements to repurchase	64,875	64,875	—	—	64,875
Accrued interest payable	831	831	—	—	831
Subordinated debentures	354,286	—	—	303,191	303,191
Liability for Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$12	—	—	12	12

NOTE 12 – INCOME TAXES
A summary of the Company’s deferred tax assets and deferred tax liabilities at June 30, 2015 and December 31, 2014 is as follows:

(dollars in thousands)	June 30, 2015	December 31, 2014
Gross deferred tax assets	$340,684	348,116
Valuation allowance	(29,416)	(35,541)
Deferred tax assets, net of valuation allowance	311,268	312,575
Deferred tax liabilities	41,301	40,728
Net deferred tax assets	$269,967	271,847
During the three months ended June 30, 2015, the Company recorded adjustments to the valuation allowance against its net deferred tax assets, which are reflected as a benefit for income taxes in the consolidated statements of income. These adjustments primarily resulted from the generation of capital gains, changes in state tax rates and changes in estimates associated with certain federal and state tax attributes (net operating loss carryforwards, capital loss carryforwards, contributions, state rates and credits). Additionally, based upon forecasted pre-tax earnings, the Company determined that additional deferred tax assets will be utilized prior to their expiration and thus, additional federal and state valuation allowances were reversed and recorded as a benefit for income taxes in the consolidated statements of income. The adjustments to the valuation allowance against our net deferred tax assets for the six months ended June 30, 2015 are reflected in the following table:

(dollars in thousands)	Federal	State	Total
Change in forecasted earnings	$(2,134)	(1,163)	(3,297)
Generation of capital gain on single issuer’s common stock sale	(2,943)	(738)	(3,681)
Changes in estimates associated with certain federal & state tax attributes	342	511	853
Total decrease in deferred tax asset valuation allowance	$(4,735)	(1,390)	(6,125)
At June 30, 2015 and December 31, 2014, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $549.6 million and $529.3 million, respectively. For state income tax purposes, the Company had net operating loss carryforwards of approximately $729.9 million and $719.5 million at June 30, 2015 and December 31, 2014, respectively, and a related deferred tax asset of $59.8 million and $58.7 million, respectively.
NOTE 13 – BUSINESS SEGMENT RESULTS
The Company’s business segment is First Bank. The reportable business segment is consistent with the management structure of the Company, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various client groups, including packaged accounts for more affluent clients, and sweep accounts, lock-box deposits and cash management products for commercial clients. First Bank also offers consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans and small business lending. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, mobile banking, automated teller machine (“ATMs”), telephone banking, safe deposit boxes, and trust and private banking services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees generated by the Company’s mortgage banking and trust and private banking business units. The Company’s products and services are currently offered to clients primarily within its geographic areas, which include eastern Missouri, southern Illinois, southern and northern California, and Florida’s Bradenton, Palmetto and Longboat Key communities. Certain loan products are available nationwide. The business segment results are consistent with the Company’s internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. The business segment results are summarized as follows:

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
(dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Balance sheet information:
Investment securities	$2,088,703	2,063,837	—	—	2,088,703	2,063,837
Total loans	3,344,907	3,149,243	—	—	3,344,907	3,149,243
FRB and FHLB stock	30,390	30,458	—	—	30,390	30,458
Total assets	6,047,605	5,847,778	49,113	47,013	6,096,718	5,894,791
Deposits	5,078,758	4,871,140	(22,233)	(21,636)	5,056,525	4,849,504
Securities sold under agreements to repurchase	45,616	64,875	—	—	45,616	64,875
Subordinated debentures	—	—	354,324	354,286	354,324	354,286
Stockholders’ equity	883,317	871,301	(355,393)	(358,857)	527,924	512,444

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Income statement information:
Interest income	$45,984	42,557	—	30	45,984	42,587
Interest expense	2,186	2,041	3,043	3,022	5,229	5,063
Net interest income (loss)	43,798	40,516	(3,043)	(2,992)	40,755	37,524
(Benefit) provision for loan losses	(7,500)	—	—	—	(7,500)	—
Net interest income (loss) after (benefit) provision for loan losses	51,298	40,516	(3,043)	(2,992)	48,255	37,524
Noninterest income	22,450	13,747	91	90	22,541	13,837
Noninterest expense	56,343	43,230	167	(19)	56,510	43,211
Income (loss) before provision (benefit) for income taxes	17,405	11,033	(3,119)	(2,883)	14,286	8,150
Provision (benefit) for income taxes	2,647	1,901	(1,091)	1,017	1,556	2,918
Net income (loss)	14,758	9,132	(2,028)	(3,900)	12,730	5,232
Net income attributable to noncontrolling interest in subsidiary	18	1	—	—	18	1
Net income (loss) attributable to First Banks, Inc.	$14,740	9,131	(2,028)	(3,900)	12,712	5,231

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Income statement information:
Interest income	$87,650	84,746	—	30	87,650	84,776
Interest expense	4,261	4,092	6,047	6,820	10,308	10,912
Net interest income (loss)	83,389	80,654	(6,047)	(6,790)	77,342	73,864
(Benefit) provision for loan losses	(7,500)	—	—	—	(7,500)	—
Net interest income (loss) after (benefit) provision for loan losses	90,889	80,654	(6,047)	(6,790)	84,842	73,864
Noninterest income	40,487	27,916	182	206	40,669	28,122
Noninterest expense	106,586	85,833	343	(264)	106,929	85,569
Income (loss) before provision (benefit) for income taxes	24,790	22,737	(6,208)	(6,320)	18,582	16,417
Provision (benefit) for income taxes	5,341	6,021	(2,172)	(186)	3,169	5,835
Net income (loss)	19,449	16,716	(4,036)	(6,134)	15,413	10,582
Net income (loss) attributable to noncontrolling interest in subsidiary	27	(54)	—	—	27	(54)
Net income (loss) attributable to First Banks, Inc.	$19,422	16,770	(4,036)	(6,134)	15,386	10,636

NOTE 14 – TRANSACTIONS WITH RELATED PARTIES
First Services, L.P. First Services, L.P. (“First Services”), a limited partnership indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, provides information technology, item processing and various related services to the Company and First Bank. Fees charged by First Services to First Bank (net of payments from First Services to First Bank for rental of information technology and other equipment) were $4.8 million and $9.8 million for the three and six months ended June 30, 2015, respectively, and $5.1 million and $10.0 million for the comparable periods in 2014. In addition, First Services paid $435,000 and $870,000, respectively, for the three and six months ended June 30, 2015 and 2014, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.
First Services has an Affiliate Services Agreement with the Company and First Bank that relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, accounting services, insurance services, vendor payment processing services and advisory services. Fees incurred under the Affiliate Services Agreement by First Services were $54,000 and $108,000 for the three and six months ended June 30, 2015, respectively, and $60,000 and $120,000 for the comparable periods in 2014.
First Brokerage America, L.L.C. First Brokerage America, L.L.C. (“First Brokerage”), a limited liability company indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, received approximately $1.0 million and $2.0 million for the three and six months ended June 30, 2015, respectively, and $1.2 million and $2.3 million for the comparable periods in 2014, in gross commissions paid by unaffiliated third-party companies. The commissions received primarily resulted from sales of annuities, securities and other insurance products to clients of First Bank. First Brokerage paid approximately $103,000 and $220,000 for the three and six months ended June 30, 2015, respectively, and $149,000 and $242,000 for the comparable periods in 2014, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.
Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and ATM sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of the Company’s Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $125,000 and $253,000 for the three and six months ended June 30, 2015, respectively, and $126,000 and $252,000 for the comparable periods in 2014.
First Capital America, Inc. / FB Holdings, LLC. The Company formed FB Holdings, a limited liability company organized in the state of Missouri, in May 2008. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. First Bank owned 53.23% and FCA, a corporation owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, owned the remaining 46.77% of FB Holdings as of June 30, 2015. FCA’s ownership in FB Holdings is reflected as a component of stockholders’ equity in the consolidated balance sheets.
Loans to Directors, Executive Officers and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors, executive officers and/or their affiliates. Loans to directors, their affiliates and executive officers of the Company were $7.8 million and $28.8 million at June 30, 2015 and December 31, 2014, respectively. First Bank does not extend credit to its officers or to officers of the Company, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.
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
Regulatory Matters. The Company entered into an MOU with the FRB, dated May 19, 2014. This agreement is further described in Note 10 to the consolidated financial statements.

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

•
Regulatory actions that impact First Banks, Inc. and First Bank, including our ability to comply with the terms of the Memorandum of Understanding entered into between First Banks, Inc. and the Federal Reserve Bank of St. Louis, as further described under “Part II, Item 1 – Legal Proceedings;”

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

•
Implementation of the Basel III regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act which include significant changes to bank capital, leverage and liquidity requirements, as further described under “Overview and Recent Developments – Capital Adequacy Requirements;”

•	Inaccessibility of funding sources on the same or similar terms on which we have historically relied if we are unable to maintain sufficient capital ratios;

•	The ability of First Bank to pay dividends to its parent holding company;

•	Our ability to pay cash dividends on our preferred stock and interest on our junior subordinated debentures;

•	Possible changes in interest rates may increase our funding costs and reduce earning asset yields, thus reducing our margins;

•	Our ability to attract and retain senior management experienced in the banking and financial services industry;

•	Our ability to successfully acquire low cost deposits or alternative funding;

•	Changes in consumer spending, borrowing and savings habits;

•	Changes in the economic environment, competition, or other factors that may influence loan demand, deposit flows, the quality of our loan portfolio and loan and deposit pricing;

•	The impact on our financial condition of unknown and/or unforeseen liabilities arising from legal or administrative proceedings;

•	The threat of future terrorist activities, existing and potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism;

•	Possible changes in general economic and business conditions in the United States in general and particularly in the communities and market segments we serve;

•	Volatility and disruption in national and international financial markets;

•	Government intervention in the U.S. financial system;

•	The impact of laws and regulations applicable to us and changes therein;

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

•
The impact on us resulting from the inherent risk that our operations could be interrupted if our third party service providers experience difficulty, terminate their services or fail to comply with banking regulations; and

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
OVERVIEW AND RECENT DEVELOPMENTS
We (the “Company”) are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company (“SFC”), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries. First Bank’s subsidiaries are wholly owned at June 30, 2015 except FB Holdings, LLC (“FB Holdings”), which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (“FCA”), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, as further described in Note 14 to our consolidated financial statements.
First Bank currently operates 125 branch banking offices in eastern Missouri, southern Illinois, southern and northern California, and Florida’s Bradenton, Palmetto and Longboat Key communities. Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services.
All financial information in this Quarterly Report on Form 10-Q is reported on a continuing operations basis.
Capital Adequacy Requirements. The Company and First Bank are each required to comply with applicable capital adequacy standards established by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The current risk-based capital standards applicable to the Company and First Bank, parts of which are currently in the process of being phased-in, are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision (the “Basel Committee”). Prior to January 1, 2015, the risk-based capital standards applicable to the Company and First Bank (the “General Risk-Based Capital Rules”) were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee.
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
First Bank was categorized as well capitalized at December 31, 2014 under the prompt corrective action provisions of the General Risk-Based Capital Rules. The Company was categorized as adequately capitalized under the regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2014, as further described in Note 10 to our consolidated financial statements.
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
First Bank was categorized as well capitalized at June 30, 2015 under the prompt corrective action provisions of the regulatory capital standards. The Company was not categorized as adequately capitalized under minimum regulatory capital standards established for bank holding companies by the Federal Reserve at June 30, 2015 as a result of not meeting the required common equity Tier 1 requirement under the Final Capital Rules, as further described below and in Note 10 to our consolidated financial statements.
The calculation of common equity Tier 1 capital is different from the calculation of common equity under U.S. generally accepted accounting principles (“GAAP”). Most significantly for the Company, the Company's net deferred tax assets, which are included in the calculation of common equity under GAAP, will be substantially phased out over time from the applicable calculation of common equity Tier 1 capital for regulatory purposes. To illustrate the difference between common equity under GAAP and common equity Tier 1 capital for regulatory purposes, the Company’s common equity under GAAP as of June 30, 2015 was $108.3 million, which includes net deferred tax assets of $270.0 million. In 2016 (when the initial requirement of the capital conservation buffer becomes effective), the majority of the Company’s net deferred tax assets will be excluded from the regulatory calculation of common equity Tier 1 capital due to the phase in requirements of the Final Capital Rules. As a direct result of this exclusion and the phase in of other required changes in the regulatory calculation of common equity Tier 1 capital, if, hypothetically, the Company were to apply the regulatory capital rules applicable in 2016 as of June 30, 2015, the Company’s common equity Tier 1 capital as of June 30, 2015 using the rules applicable in 2016 would be negative $94.2 million, or $202.5 million less than the Company’s common equity under GAAP. As previously noted, the capital conservation buffer requirement increases annually through 2019. The net deferred tax assets attributable to net operating loss and tax credit carryforwards, which comprised over 91.7% of the Company's net deferred tax assets as of June 30, 2015, are scheduled to be substantially phased out of the calculation of common equity Tier 1 capital in 2018. In addition, the inclusion of trust preferred securities eligible for Tier 1 capital is more limited under the Final Capital Rules. Furthermore, the Company’s noncontrolling interest in subsidiary, which was $93.8 million as of June 30, 2015, will be phased out entirely from inclusion in the calculation of Tier 1 capital by 2018. As of June 30, 2015, the amount of noncontrolling interest in subsidiary that was eligible for inclusion in the calculation of Tier 1 capital was $56.3 million.
The Company did not meet the common equity Tier 1 requirement at June 30, 2015, and absent a substantial increase in qualifying common equity, the Company will not meet the common equity Tier 1 requirement under the Final Capital Rules in the future. The inability to be categorized as adequately capitalized under the Final Capital Rules could materially adversely impact our financial condition, results of operations, ability to grow, and ability to make dividend payments and interest payments on capital stock and trust preferred securities. For additional information regarding the Final Capital Rules, see Note 10 to our consolidated financial statements.
RESULTS OF OPERATIONS
Executive Summary. We recorded net income of $12.7 million and $15.4 million for the three and six months ended June 30, 2015, respectively, compared to $5.2 million and $10.6 million for the comparable periods in 2014.
Our net interest margin increased nine and three basis points to 2.94% and 2.84% for the three and six months ended June 30, 2015, respectively, from 2.85% and 2.81% for the comparable periods in 2014.
Net interest income, expressed on a tax-equivalent basis, increased $3.2 million and $3.5 million to $40.8 million and $77.4 million for the three and six months ended June 30, 2015, respectively, from $37.6 million and $73.9 million for the comparable periods in 2014.
We recorded a negative provision for loan losses of $7.5 million for the three and six months ended June 30, 2015. We did not record a provision for loan losses for the three and six months ended June 30, 2014.
Noninterest income increased $8.7 million and $12.5 million to $22.5 million and $40.7 million for the three and six months ended June 30, 2015, respectively, from $13.8 million and $28.1 million for the comparable periods in 2014.
Noninterest expense increased $13.3 million and $21.4 million to $56.5 million and $106.9 million for the three and six months ended June 30, 2015, respectively, from $43.2 million and $85.6 million for the comparable periods in 2014.
Total assets increased $201.9 million to $6.10 billion at June 30, 2015, from $5.89 billion at December 31, 2014.
Total loans increased $195.7 million to $3.34 billion at June 30, 2015, from $3.15 billion at December 31, 2014.
Investment securities increased $24.9 million to $2.09 billion at June 30, 2015, from $2.06 billion at December 31, 2014.
Deposits increased $207.0 million to $5.06 billion at June 30, 2015, from $4.85 billion at December 31, 2014.
Nonperforming assets, comprised of nonaccrual loans and other real estate, decreased $74.9 million, or 66.2%, to $38.2 million at June 30, 2015, from $113.1 million at December 31, 2014. Nonaccrual loans decreased $31.7 million, or 55.1%, to $25.8 million at June 30, 2015, from $57.5 million at December 31, 2014, primarily driven by the sale of a single $18.4 million multi-family residential loan relationship in our Chicago region during the second quarter of 2015, resulting in a loan recovery of $2.1 million. Other real estate decreased $43.3 million, or 77.7%, to $12.4 million at June 30, 2015, from $55.7 million at December 31, 2014, primarily driven by the sale of a single property in our Southern California region during the first quarter of 2015 with a carrying value of $37.6 million at a net gain of $4.6 million.
On March 6, 2015, as amended on June 25, 2015, First Bank entered into a Branch Purchase and Assumption Agreement with Bank of Stockton that provides for the sale of certain assets and the transfer of certain liabilities of First Bank’s three retail branch banking offices located in Napa, Brentwood and Fairfield, California, as further described in Note 2 to our consolidated financial statements.

On May 20, 2015, First Bank entered into a Branch Purchase and Assumption Agreement with Fidelity Bank that provides for the sale of certain assets and the transfer of certain liabilities of First Bank’s remaining eight retail branch banking offices located in Bradenton, Palmetto and Longboat Key, Florida, as further described in Note 2 to our consolidated financial statements.
Net Interest Income and Average Balance Sheets. The primary source of our income is net interest income. The following table sets forth, on a tax-equivalent basis, certain information on a continuing operations basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,						Six Months Ended June 30,
	2015			2014			2015			2014
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS:
Interest-earning assets:
Loans (1)(2)(3)	$3,252,381	31,118	3.84%	$2,935,163	30,191	4.13%	$3,200,710	61,129	3.85%	$2,906,318	59,282	4.11%
Investment securities (3)	2,108,306	14,414	2.74	2,110,914	11,924	2.27	2,091,514	25,607	2.47	2,166,563	24,580	2.29
FRB and FHLB stock	30,370	359	4.74	31,103	360	4.64	30,387	719	4.77	30,694	718	4.72
Short-term investments	171,092	117	0.27	216,364	142	0.26	176,554	242	0.28	202,843	262	0.26
Total interest-earning assets	5,562,149	46,008	3.32	5,293,544	42,617	3.23	5,499,165	87,697	3.22	5,306,418	84,842	3.22
Nonearning assets	497,746			533,865			508,412			541,048
Total assets	$6,059,895			$5,827,409			$6,007,577			$5,847,466
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$727,535	96	0.05%	$683,764	87	0.05%	$722,440	187	0.05%	$679,417	169	0.05%
Savings and money market	1,974,695	999	0.20	1,853,153	769	0.17	1,944,504	1,880	0.19	1,848,375	1,513	0.17
Time deposits of $100 or more	361,751	479	0.53	378,130	483	0.51	365,962	959	0.53	388,800	969	0.50
Other time deposits	543,228	588	0.43	627,943	695	0.44	552,288	1,187	0.43	636,864	1,417	0.45
Total interest-bearing deposits	3,607,209	2,162	0.24	3,542,990	2,034	0.23	3,585,194	4,213	0.24	3,553,456	4,068	0.23
Other borrowings	48,799	12	0.10	45,115	2	0.02	51,597	25	0.10	42,492	6	0.03
Subordinated debentures	354,315	3,055	3.46	354,239	3,027	3.43	354,306	6,070	3.45	354,229	6,838	3.89
Total interest-bearing liabilities	4,010,323	5,229	0.52	3,942,344	5,063	0.52	3,991,097	10,308	0.52	3,950,177	10,912	0.56
Noninterest-bearing liabilities:
Demand deposits	1,410,993			1,269,818			1,380,285			1,257,169
Other liabilities	112,252			112,339			113,533			141,212
Total liabilities	5,533,568			5,324,501			5,484,915			5,348,558
Stockholders’ equity	526,327			502,908			522,662			498,908
Total liabilities and stockholders’ equity	$6,059,895			$5,827,409			$6,007,577			$5,847,466

Net interest income		40,779			37,554			77,389			73,930
Interest rate spread			2.80			2.71			2.70			2.66
Net interest margin (4)			2.94%			2.85%			2.84%			2.81%
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)
Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were $24,000 and $47,000 for the three and six months ended June 30, 2015, respectively, and $30,000 and $66,000 for the comparable periods in 2014.

(4)	Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

Our balance sheet is presently asset sensitive, which means that our loan portfolio re-prices on an immediate basis when interest rate changes occur; however, we are unable to immediately re-price our deposit portfolio to current market interest rates. The long duration of the lower interest rate environment has resulted in a compression of our net interest margin. Our asset-sensitive position, coupled with the high level of lower-yielding short-term investments and investment securities as a percentage of our interest-earning assets has negatively impacted our net interest income. We continue our efforts to re-define our overall strategy and business plans with respect to our loan portfolio, focusing on loan growth initiatives to redeploy available funds into higher-yielding assets, as further discussed below.
Net interest income, expressed on a tax-equivalent basis, increased $3.2 million and $3.5 million to $40.8 million and $77.4 million for the three and six months ended June 30, 2015, respectively, from $37.6 million and $73.9 million for the comparable periods in 2014. Our net interest margin increased nine and three basis points to 2.94% and 2.84% for the three and six months ended June 30, 2015, respectively, from 2.85% and 2.81% for the comparable periods in 2014.
We attribute the increase in our net interest margin for the three and six months ended June 30, 2015, as compared to the comparable periods in 2014, to an increase in the yield earned on our investment securities and an increase in the average balance of loans, partially offset by a decrease in the average yield on loans associated with competitive markets with respect to loan originations. The increase in our net interest margin for the six months ended June 30, 2015, as compared to the comparable period in 2014, also reflects a reduction in the weighted average rate paid on our junior subordinated debentures, as further discussed below. The average yield earned on our interest-earning assets increased nine basis points to 3.32% for the three months ended June 30, 2015, from 3.23% for the comparable period in 2014, and remained unchanged at 3.22% for the six months ended June 30, 2015 and 2014. The average rate paid on our interest-bearing liabilities remained unchanged at 0.52% for the three months ended June 30, 2015 and 2014, and decreased four basis points to 0.52% for the six months ended June 30, 2015, from 0.56% for the comparable period in 2014. Average interest-earning assets increased $268.6 million and $192.7 million, and average interest-bearing liabilities increased $68.0 million and $40.9 million for the three and six months ended June 30, 2015, respectively, as compared to the comparable periods in 2014.
Interest income on our loan portfolio, expressed on a tax-equivalent basis, increased $927,000 and $1.8 million for the three and six months ended June 30, 2015, respectively, as compared to the comparable periods in 2014. Average loans increased $317.2 million and $294.4 million to $3.25 billion and $3.20 billion for the three and six months ended June 30, 2015, respectively, as compared to $2.94 billion and $2.91 billion for the comparable periods in 2014, while the yield on our loan portfolio decreased 29 and 26 basis points to 3.84% and 3.85% for the three and six months ended June 30, 2015, respectively, from 4.13% and 4.11% for the comparable periods in 2014. The increase in average loans primarily reflects continued growth in our loan production volumes and the purchase of $40.6 million of performing one-to-four-family residential real estate loans from another financial institution during the second quarter of 2015. The yield on our loan portfolio continues to be adversely impacted by the lower levels of prime and LIBOR interest rates, as a significant portion of our loan portfolio is priced to these indices, as well as significant competitive pressure on interest rates on new loan originations throughout our markets. However, continued growth in loan volumes is expected to positively impact the level of earnings on our loan portfolio in the future.
Interest income on our investment securities portfolio, expressed on a tax-equivalent basis, increased $2.5 million and $1.0 million for the three and six months ended June 30, 2015, respectively, as compared to the comparable periods in 2014. Average investment securities decreased $2.6 million and $75.0 million for the three and six months ended June 30, 2015, respectively, as compared to the comparable periods in 2014. The yield earned on our investment securities portfolio increased 47 and 18 basis points to 2.74% and 2.47% for the three and six months ended June 30, 2015, respectively, from 2.27% and 2.29% for the comparable periods in 2014. The increase in interest income and the yield on our investment securities for the three and six months ended June 30, 2015, as compared to the comparable periods in 2014, reflects the receipt of prepayment penalties collected on certain held-to-maturity interest-only strip investments. We continue to maintain a high level of investment securities in an effort to support future loan growth opportunities and other asset-liability management purposes.
Interest expense on our interest-bearing deposits increased $128,000 and $145,000 for the three and six months ended June 30, 2015, respectively, as compared to the comparable periods in 2014. Average interest-bearing deposits increased $64.2 million and $31.7 million for the three and six months ended June 30, 2015, respectively, as compared to the comparable periods in 2014. The increase in average interest-bearing deposits for the three and six months ended June 30, 2015, as compared to the comparable periods in 2014, reflects organic growth in aggregate average demand deposits and savings and money market deposits of $165.3 million and $139.2 million, respectively, through deposit development programs, including marketing campaigns and enhanced product and service offerings, partially offset by a decrease in average time deposits of $101.1 million and $107.4 million, respectively. The aggregate weighted average rate paid on our interest-bearing deposit portfolio increased one basis point to 0.24% for both the three and six months ended June 30, 2015, as compared to 0.23% for the three and six months ended June 30, 2014. The weighted average rate paid on our time deposit portfolio remained unchanged at 0.47% for the three and six months ended June 30, 2015 and 2014; the weighted average rate paid on our savings and money market deposit portfolio increased three and two basis points to 0.20% and 0.19% for the three and six months ended June 30, 2015, respectively, from 0.17% for the three and six months ended June 30, 2014; and the weighted average rate paid on our interest-bearing demand deposits remained unchanged at 0.05% for the three and six months ended June 30, 2015 and 2014.
Interest expense on our junior subordinated debentures increased $28,000 and decreased $768,000 for the three and six months ended June 30, 2015, respectively, as compared to the comparable periods in 2014. The aggregate weighted average rate paid on our junior subordinated debentures increased three basis points to 3.46% for the three months ended June 30, 2015, from 3.43% for the comparable period in 2014, and decreased 44 basis points to 3.45% for the six months ended June 30, 2015, from 3.89% for the comparable period in 2014. The aggregate weighted average rates are impacted by changes in LIBOR rates, as approximately 79.4% of our junior subordinated debentures are variable rate. The aggregate weighted average rates also reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures until March 2014, when we paid all of the cumulative deferred interest. The additional interest expense accrued on the regularly scheduled deferred interest payments increased the weighted average rate paid on our junior subordinated debentures by 45 basis points for the six months ended June 30, 2014. In connection with our ongoing efforts to reduce interest and non-interest expense and to the extent we have the capital capacity to do so, we may from time to time consider the potential redemption of one or more tranches of our trust preferred securities including those that are publicly held.
Rate / Volume. The following table indicates, on a tax-equivalent basis, the changes in interest income and interest expense on a continuing basis that are attributable to changes in average volume and changes in average rates, for the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:
	Three Months Ended June 30, 2015 Compared to 2014			Six Months Ended June 30, 2015 Compared to 2014
(dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Loans (1) (2) (3)	$3,135	(2,208)	927	5,750	(3,903)	1,847
Investment securities (3)	(15)	2,505	2,490	(869)	1,896	1,027
FRB and FHLB stock	(9)	8	(1)	(7)	8	1
Short-term investments	(30)	5	(25)	(38)	18	(20)
Total interest income	3,081	310	3,391	4,836	(1,981)	2,855
Interest paid on:
Interest-bearing demand deposits	9	—	9	18	—	18
Savings and money market deposits	62	168	230	113	254	367
Time deposits	(111)	—	(111)	(240)	—	(240)
Other borrowings	—	10	10	2	17	19
Subordinated debentures	1	27	28	1	(769)	(768)
Total interest expense	(39)	205	166	(106)	(498)	(604)
Net interest income	$3,120	105	3,225	4,942	(1,483)	3,459
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
(Benefit) Provision for Loan Losses. We recorded a negative provision for loan losses of $7.5 million for the three and six months ended June 30, 2015, which was attributable to the significant continued improvement in our overall asset quality levels, including the sale of an $18.4 million multi-family residential nonaccrual loan relationship that resulted in a loan recovery of $2.1 million during the second quarter of 2015, as further discussed under “—Loans and Allowance for Loan Losses,” in addition to other positive trends in our loan portfolio. We did not record a provision for loan losses for the three and six months ended June 30, 2014.
Our potential problem loans were $15.8 million at June 30, 2015, compared to $25.2 million at December 31, 2014 and $105.0 million at June 30, 2014, reflecting a 37.2% decrease in potential problem loans since December 31, 2014 and an 84.9% decrease in potential problem loans year-over-year. Our nonaccrual loans were $25.8 million at June 30, 2015, compared to $57.5 million at December 31, 2014 and $48.0 million at June 30, 2014, reflecting a 55.1% decrease in nonaccrual loans since December 31, 2014 and a 46.2% decrease in nonaccrual loans year-over-year. The decrease in the overall level of potential problem loans and nonaccrual loans at June 30, 2015, as compared to June 30, 2014, was primarily driven by the resolution of certain potential problem and nonaccrual loans, and reflects our continued progress with respect to the successful implementation of initiatives designed to reduce the overall balance of nonaccrual and other potential problem loans and assets.
We recorded net loan recoveries of $2.2 million and net loan charge-offs of $558,000 for the three and six months ended June 30, 2015, respectively, compared to net loan charge-offs of $1.8 million and $3.0 million for the comparable periods in 2014. Our annualized net loan (recoveries) charge-offs were (0.27)% and 0.04% of average loans for the three and six months ended June 30, 2015, respectively, compared to 0.25% and 0.21% of average loans for the comparable periods in 2014. Loan charge-offs were

$2.4 million and $7.1 million for the three and six months ended June 30, 2015, respectively, compared to $6.2 million and $9.7 million for the comparable periods in 2014, and loan recoveries were $4.5 million and $6.5 million for the three and six months ended June 30, 2015, respectively, compared to $4.4 million and $6.7 million for the comparable periods in 2014.
Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”
Noninterest Income. Noninterest income increased $8.7 million and $12.5 million to $22.5 million and $40.7 million for the three and six months ended June 30, 2015, respectively, from $13.8 million and $28.1 million for the comparable periods in 2014. The increase in our noninterest income for the first six months of 2015, as compared to the comparable period in 2014, was primarily attributable to an increase in gains on loans sold and held for sale, increased net gains on investment securities and increased gains on sale of other real estate. The following table summarizes noninterest income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
(dollars in thousands)	2015	2014	Amount	%	2015	2014	Amount	%
Noninterest income:
Service charges on deposit accounts and client service fees	$8,539	8,667	(128)	(1.5)%	$16,643	17,000	(357)	(2.1)%
Gain on loans sold and held for sale	2,093	1,554	539	34.7	4,930	2,419	2,511	103.8
Net gain (loss) on investment securities	7,158	(1)	7,159	NM	7,201	1,279	5,922	463.0
Net gain on sale of other real estate	196	692	(496)	(71.7)	5,188	1,134	4,054	357.5
Increase (decrease) in fair value of servicing rights	432	(901)	1,333	147.9	(1,040)	(1,133)	93	8.2
Loan servicing fees	1,669	1,664	5	0.3	3,249	3,375	(126)	(3.7)
Other	2,454	2,162	292	13.5	4,498	4,048	450	11.1
Total noninterest income	$22,541	13,837	8,704	62.9	$40,669	28,122	12,547	44.6
The increase in gains on residential mortgage loans sold and held for sale for the three and six months ended June 30, 2015, as compared to the comparable periods in 2014, was primarily attributable to an increase in loan production volumes in our mortgage banking division during the periods, as new interest rate lock commitments increased to $97.8 million and $220.5 million for the three and six months ended June 30, 2015, respectively, from $83.9 million and $131.8 million for the comparable periods in 2014. The increase in loan production volume was primarily associated with an increase in both purchase and refinancing activity in our mortgage banking division.
Net gains (losses) on investment securities for the three and six months ended June 30, 2015 include a gain on the sale of a single issuer’s common stock of $8.4 million, partially offset by sales of certain other securities at a net loss of $1.2 million for asset-liability management purposes. Net gains on investment securities for the six months ended June 30, 2014 reflect the sale of certain investment securities to fund loan growth and other corporate transactions.
The increase in net gains on sales of other real estate reflects sales of other real estate properties with an aggregate carrying value of $44.3 million at a net gain of $5.2 million for the six months ended June 30, 2015, including the sale of a single property in our Southern California region in January 2015 with a carrying value of $37.6 million at a net gain of $4.6 million.
The change in the fair value of mortgage and SBA servicing rights for all periods primarily reflects changes in mortgage interest rates and the related changes in estimated prepayment speeds during the periods, as well as changes in cash flow assumptions underlying SBA loans serviced for others.

Noninterest Expense. Noninterest expense increased $13.3 million and $21.4 million to $56.5 million and $106.9 million for the three and six months ended June 30, 2015, respectively, from $43.2 million and $85.6 million for the comparable periods in 2014. The increase in our noninterest expense for the first six months of 2015, as compared to the comparable period in 2014, was primarily attributable to an increase in salaries and employee benefits expenses and the recognition of certain restructuring charges associated with retail branch offices and other owned and leased facilities, partially offset by a lower level of expenses associated with our nonperforming assets and a decrease in FDIC insurance expense. The following table summarizes noninterest expense for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
(dollars in thousands)	2015	2014	Amount	%	2015	2014	Amount	%
Noninterest expense:
Salaries and employee benefits	$23,246	20,383	2,863	14.0%	$46,149	40,265	5,884	14.6%
Occupancy, net of rental income, and furniture and equipment	7,868	8,122	(254)	(3.1)	16,568	16,266	302	1.9
Postage, printing and supplies	528	554	(26)	(4.7)	1,111	1,193	(82)	(6.9)
Information technology fees	5,118	5,497	(379)	(6.9)	10,464	10,717	(253)	(2.4)
Legal, examination and professional fees	1,032	1,447	(415)	(28.7)	1,939	2,738	(799)	(29.2)
Advertising and business development	777	650	127	19.5	1,464	1,272	192	15.1
FDIC insurance	921	1,241	(320)	(25.8)	1,866	2,505	(639)	(25.5)
Write-downs and expenses on other real estate	475	639	(164)	(25.7)	707	1,338	(631)	(47.2)
Restructuring charges on retail branch offices and other facilities	11,884	—	11,884	NM	17,579	—	17,579	NM
Other	4,661	4,678	(17)	(0.4)	9,082	9,275	(193)	(2.1)
Total noninterest expense	$56,510	43,211	13,299	30.8	$106,929	85,569	21,360	25.0
The increase in salaries and employee benefits expense for the three and six months ended June 30, 2015, as compared to the comparable periods in 2014, reflects normal compensation increases, increases in staffing levels in certain key revenue-generating functions, an increase in incentive compensation and severance expense associated with retail branch closures and other restructuring activities.
The decrease in legal, examination and professional fees for the three and six months ended June 30, 2015, as compared to the comparable periods in 2014, reflects a decline in legal expenses associated with loan collection activities and litigation matters, primarily attributable to the decline in our nonperforming assets.
The decrease in FDIC insurance expense is primarily a reflection of a reduction in our assessment rate.
The decrease in write-downs and expenses on other real estate for the three and six months ended June 30, 2015, as compared to the comparable periods in 2014, reflects a reduction in the balance of our other real estate, most significantly the sale of a single property in our Southern California region in January 2015, as previously discussed, and expenses associated with this property during the six months ended June 30, 2015, as compared to the comparable period in 2014. Other real estate decreased to $12.4 million at June 30, 2015, from $15.2 million, $55.7 million and $59.2 million at March 31, 2015, December 31, 2014 and June 30, 2014, respectively. Other real estate expenses, exclusive of write-downs, such as taxes, insurance, and repairs and maintenance, decreased $287,000 and $766,000 to $252,000 and $375,000 for the three and six months ended June 30, 2015, respectively, from $539,000 and $1.1 million for the comparable periods in 2014. Write-downs related to the re-valuation of certain other real estate properties increased $123,000 and $135,000 to $223,000 and $332,000 for the three and six months ended June 30, 2015, respectively, from $100,000 and $197,000 for the comparable periods in 2014.
We recorded certain restructuring charges associated with retail branch offices and other owned and leased facilities of $11.9 million and $17.6 million for the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2015, we recorded restructuring charges of $4.6 million related to seven retail branches that have been closed or are scheduled to be closed in order to adjust the carrying value of these facilities to fair value less estimated selling costs and/or adjust leases to the present value of current market rental rates in comparison to the contractual obligations on the leased facilities. During the three and six months ended June 30, 2015, in an effort to consolidate offices and reduce square footage and overall occupancy expense, we also recorded restructuring charges of $6.5 million and $12.2 million, respectively, on nine other facilities in order to adjust the carrying value of these facilities to fair value less estimated selling costs and/or adjust leases to the present value of current market rental rates in comparison to the contractual obligations on the leased facilities. These facilities include three former retail branch offices and an office building in the Florida market that we are exiting, in addition to other facilities in areas of our California market where we had previously planned to open de novo retail branch offices but have since elected to consolidate office space in an effort to increase efficiency. These losses and adjustments will reduce our occupancy, net of rental income, and furniture and equipment expense in subsequent periods as a result of the cessation of depreciation expense and the accrual for future rent expense.

Provision for Income Taxes. We recorded a provision for income taxes of $1.6 million and $3.2 million for the three and six months ended June 30, 2015, respectively, as compared to $2.9 million and $5.8 million for the comparable periods in 2014. The effective tax rate was 10.9% and 17.1% for the three and six months ended June 30, 2015, respectively, as compared to 35.8% and 35.5% for the comparable periods in 2014. The decrease in the effective tax rates for the three and six months ended June 30, 2015, as compared to the comparable periods in 2014, were primarily attributable to the reversal of $6.1 million of our valuation allowance against our net deferred tax assets, partially offset by an adjustment of $2.1 million associated with changes in state tax rates during the second quarter of 2015. Excluding these adjustments, the effective tax rate was 40.7% and 39.9% for the three and six months ended June 20, 2015, respectively. See Note 12 to our consolidated financial statements for further information regarding income taxes.
FINANCIAL CONDITION
Total assets increased $201.9 million to $6.10 billion at June 30, 2015, from $5.89 billion at December 31, 2014. The increase in our total assets primarily reflects an increase in our cash and cash equivalents, our investment securities portfolio and our loan portfolio, partially offset by a reduction in bank premises and equipment and other real estate, as further described below.
Cash and cash equivalents, which are comprised of cash and short-term investments, increased $33.0 million to $238.4 million at June 30, 2015, from $205.4 million at December 31, 2014. A significant portion of funds in our short-term investments are maintained in our correspondent bank account with the Federal Reserve Bank of St. Louis (“FRB”), as further discussed under “—Liquidity Management.” We increased our cash and cash equivalents in anticipation of the sale of certain retail branch offices, which are expected to be completed in the third quarter of 2015, as further described in Note 2 to our consolidated financial statements.
Investment securities increased $24.9 million to $2.09 billion at June 30, 2015, from $2.06 billion at December 31, 2014. We continue to maintain a high level of investment securities in an effort to support future loan growth opportunities, maximize our net interest income and net interest margin, and maintain appropriate liquidity levels and appropriate diversification within our investment securities portfolio.
Loans, net of net deferred loan fees (“Total Loans”), increased $195.7 million to $3.34 billion at June 30, 2015, from $3.15 billion at December 31, 2014. The increase primarily reflects new loan production as a result of successful efforts to expand existing loan relationships and develop new loan relationships in addition to the purchase of $40.6 million of performing one-to-four-family residential real estate loans from another financial institution during the second quarter of 2015. These increases were partially offset by principal repayments, sales and/or payoffs of loans. We have several strategic initiatives in place related to loan growth throughout 2015.
Bank premises and equipment, net of depreciation and amortization, decreased $14.1 million to $108.9 million at June 30, 2015, from $123.0 million at December 31, 2014. The decrease is primarily attributable to write-downs of $13.5 million associated with recording certain retail branches and other facilities that have been closed or are scheduled to be closed at fair value less estimated selling costs.
Other real estate decreased $43.3 million to $12.4 million at June 30, 2015, from $55.7 million at December 31, 2014. The decrease primarily reflects sales of other real estate properties with an aggregate carrying value of $44.3 million at a net gain of $5.2 million, including the sale of a single property in our Southern California region in January 2015 with a carrying value of $37.6 million at a net gain of $4.6 million.
Deposits increased $207.0 million to $5.06 billion at June 30, 2015, from $4.85 billion at December 31, 2014. The increase reflects growth in demand and savings and money market deposits of $108.0 million and $148.8 million, respectively, partially offset by a decrease in certificates of deposit of $49.8 million. The following table summarizes the composition of our deposit portfolio at June 30, 2015 and December 31, 2014:

(dollars in thousands)	June 30, 2015	December 31, 2014
Noninterest-bearing demand	$1,406,498	1,303,519
Interest-bearing demand	715,962	710,958
Savings and money market	2,057,954	1,909,150
Time deposits of $100 or more	343,076	354,717
Other time deposits	533,035	571,160
Total deposits	$5,056,525	4,849,504
Daily securities sold under agreements to repurchase (in connection with cash management activities of our commercial deposit clients) decreased $19.3 million to $45.6 million at June 30, 2015, from $64.9 million at December 31, 2014, reflecting changes in client balances associated with this product segment.

Loans and Allowance for Loan Losses
Loan Portfolio Composition. The following table summarizes the composition of our loan portfolio by category at June 30, 2015 and December 31, 2014:

(dollars in thousands)	June 30, 2015	December 31, 2014
Commercial, financial and agricultural	$753,277	695,267
Real estate construction and development	135,070	89,851
Real estate mortgage:
One-to-four-family residential real estate:
Residential mortgage	687,162	621,168
Home equity	400,616	395,542
Multi-family residential	98,040	115,434
Commercial real estate	1,216,208	1,183,042
Consumer and installment	19,499	18,950
Loans held for sale	36,428	31,411
Net deferred loan fees	(1,393)	(1,422)
Total loans	$3,344,907	3,149,243
The following table summarizes the composition of our loan portfolio by geographic region and/or business segment at June 30, 2015 and December 31, 2014:

(dollars in thousands)	June 30, 2015	December 31, 2014
Southern California	$1,166,914	1,020,118
Missouri	683,590	713,543
Mortgage Banking Division	662,379	586,177
Northern California	490,635	438,918
Illinois	208,121	222,935
Chicago	42,486	65,411
Florida	47,178	51,459
Texas	10,255	12,509
Other	33,349	38,173
Total loans	$3,344,907	3,149,243
Total loans represented 54.9% of our assets as of June 30, 2015, compared to 53.4% of our assets at December 31, 2014. Total loans increased $195.7 million, or 6.2%, to $3.34 billion at June 30, 2015, from $3.15 billion at December 31, 2014. The increase in our loan portfolio during the first six months of 2015 primarily reflects new loan production as a result of successful efforts to expand existing loan relationships and develop new loan relationships, in addition to the purchase of $40.6 million of performing one-to-four-family residential real estate loans from another financial institution during the second quarter of 2015. These increases were partially offset by principal repayments and/or payoffs on loans and the sale of a single $18.4 million multi-family residential nonaccrual loan relationship in our Chicago region, as further discussed below. We have several strategic initiatives in place related to loan growth throughout 2015.

Nonperforming Assets. Nonperforming assets consist of nonaccrual loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of June 30, 2015 and December 31, 2014:

(dollars in thousands)	June 30, 2015	December 31, 2014
Nonperforming Assets:
Nonaccrual loans:
Commercial, financial and agricultural	$5,702	9,486
Real estate construction and development	3,152	3,393
One-to-four-family residential real estate:
Residential mortgage	8,103	13,890
Home equity	5,698	6,831
Multi-family residential	319	19,731
Commercial real estate	2,828	4,122
Consumer and installment	8	23
Total nonaccrual loans	25,810	57,476
Other real estate	12,386	55,666
Total nonperforming assets	$38,196	113,142

Total loans	$3,344,907	3,149,243

Performing troubled debt restructurings	$77,836	80,619

Loans past due 90 days or more and still accruing	$157	163

Ratio of:
Allowance for loan losses to loans	1.76%	2.12%
Nonaccrual loans to loans	0.77	1.83
Allowance for loan losses to nonaccrual loans	227.88	116.35
Nonperforming assets to loans and other real estate	1.14	3.53
Our nonperforming assets decreased $74.9 million, or 66.2%, to $38.2 million at June 30, 2015, from $113.1 million at December 31, 2014, reflecting a decrease in both nonaccrual loans and other real estate.
The decrease in our nonaccrual loans of $31.7 million, or 55.1%, during the first six months of 2015 reflects the resolution of nonaccrual loans in all of our loan categories. We sold a single $18.4 million multi-family residential nonaccrual loan relationship in our Chicago region during the second quarter of 2015, resulting in a loan recovery of $2.1 million.
The decrease in other real estate of $43.3 million, or 77.7%, during the first six months of 2015 was primarily driven by sales of other real estate properties with an aggregate carrying value of $44.3 million at a net gain of $5.2 million, including the sale of a single property in our Southern California region during the first quarter of 2015 with a carrying value of $37.6 million at a net gain of $4.6 million.
As of June 30, 2015 and December 31, 2014, loans identified by management as troubled debt restructurings (“TDRs”) aggregating $5.7 million and $26.5 million, respectively, were on nonaccrual status and were classified as nonperforming loans.
Performing Troubled Debt Restructurings. Our performing TDRs decreased $2.8 million, or 3.5%, to $77.8 million at June 30, 2015, from $80.6 million at December 31, 2014. The majority of our performing TDRs are comprised of one-to-four-family residential loans, which totaled $77.6 million and $76.2 million at June 30, 2015 and December 31, 2014, respectively. Performing TDRs in the Home Affordable Modification Program (“HAMP”) totaled $69.7 million and $69.5 million at June 30, 2015 and December 31, 2014, respectively.
Potential Problem Loans. As of June 30, 2015 and December 31, 2014, loans aggregating $15.8 million and $25.2 million, respectively, which were not classified as nonperforming assets or performing TDRs, were identified by management as having potential credit problems (“Potential Problem Loans”). These loans are generally defined as commercial loans having an internally assigned grade of substandard and consumer loans which are greater than 30 days past due. Potential problem loans decreased $9.4 million, or 37.2%, during the first six months of 2015, primarily attributable to upgrades to special mention status and payoffs received on certain commercial, financial and agricultural potential problem loans during the second quarter of 2015. The following table presents the categories of our potential problem loans as of June 30, 2015 and December 31, 2014:

(dollars in thousands)	June 30, 2015	December 31, 2014
Commercial, financial and agricultural	$5,710	12,833
Real estate mortgage:
One-to-four-family residential	3,685	4,925
Multi-family residential	637	610
Commercial real estate	5,679	6,640
Consumer and installment	103	171
Total potential problem loans	$15,814	25,179

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
Allowance for Loan Losses. Our allowance for loan losses decreased to $58.8 million at June 30, 2015, from $66.9 million at December 31, 2014. The decrease in our allowance for loan losses during the first six months of 2015 was attributable to a negative provision for loan losses of $7.5 million and net loan charge-offs of $558,000.
We primarily attribute the negative provision for loan losses of $7.5 million for the three and six months ended June 30, 2015 to the continued improvement in our asset quality metrics, including the sale of a single $18.4 million multi-family residential nonaccrual loan relationship that resulted in a loan recovery of $2.1 million during the second quarter of 2015, in addition to other positive trends in our loan portfolio.
Our allowance for loan losses as a percentage of total loans was 1.76% and 2.12% at June 30, 2015 and December 31, 2014, respectively. The decrease in the allowance for loan losses as a percentage of total loans during the first six months of 2015 was primarily attributable to the decrease in our nonaccrual loans and potential problem loans, in addition to a continuing decrease in our historical net loan charge-off experience during the periods and improving trends in our loan portfolio. Our nonaccrual loans as a percentage of total loans decreased to 0.77% at June 30, 2015, from 1.83% at December 31, 2014.
Our allowance for loan losses as a percentage of nonaccrual loans was 227.88% and 116.35% at June 30, 2015 and December 31, 2014, respectively. The increase in the allowance for loan losses as a percentage of nonaccrual loans during the first six months of 2015 was primarily attributable to the decrease in nonaccrual loans, a portion of which did not carry a specific allowance for loan losses as these loans had been charged down to the estimated fair value of the related collateral less estimated costs to sell.

The following table summarizes the changes in the allowance for loan losses for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014
Allowance for loan losses, beginning of period	$64,142	79,831	66,874	81,033
Loans charged-off:
Commercial, financial and agricultural	(1,117)	(994)	(4,104)	(2,616)
Real estate construction and development	(138)	(35)	(178)	(65)
Real estate mortgage:
One-to-four-family residential:
Residential mortgage	(329)	(2,065)	(1,361)	(3,156)
Home equity	(235)	(136)	(366)	(471)
Multi-family residential	(9)	(2,952)	(198)	(3,084)
Commercial real estate	(502)	(21)	(845)	(209)
Consumer and installment	(21)	(37)	(43)	(86)
Total	(2,351)	(6,240)	(7,095)	(9,687)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	1,181	1,263	2,425	2,015
Real estate construction and development	138	756	302	1,356
Real estate mortgage:
One-to-four-family residential:
Residential mortgage	641	1,355	999	1,937
Home equity	272	123	414	332
Multi-family residential	2,177	2	2,233	9
Commercial real estate	100	915	121	972
Consumer and installment	16	13	43	51
Total	4,525	4,427	6,537	6,672
Net loan recoveries (charge-offs)	2,174	(1,813)	(558)	(3,015)
(Benefit) provision for loan losses	(7,500)	—	(7,500)	—
Allowance for loan losses, end of period	$58,816	78,018	58,816	78,018
We recorded net loan recoveries of $2.2 million and net loan charge-offs of $558,000 for the three and six months ended June 30, 2015, respectively, compared to net loan charge-offs of $1.8 million and $3.0 million for the comparable periods in 2014. We recorded a net loan recovery of $2.1 million associated with the sale of a single $18.4 million multi-family residential nonaccrual loan relationship in our Chicago region during the second quarter of 2015. Our annualized net loan (recoveries) charge-offs as a percentage of average loans were (0.27)% and 0.04% for the three and six months ended June 30, 2015, compared to 0.25% and 0.21% for the comparable periods in 2014.
Each month, the credit administration department provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio by risk rating. These are coupled with analyses of changes in the risk profile of the portfolio, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the level of risk in our loan portfolio. Factors are applied to the loan portfolio for each category of loan risk to determine acceptable levels of allowance for loan losses. Furthermore, management continuously monitors and analyzes concentrations in our real estate portfolio. These procedures include reporting to track land, lot, construction and finished inventory levels within our real estate construction and development portfolio. In addition, a quarterly evaluation of each lending unit is performed based on certain factors, such as lending personnel experience, recent credit reviews, loan concentrations and other factors. Based on this evaluation, changes to the allowance for loan losses may be required due to the perceived risk of particular portfolios. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for loan losses. In its analysis, management considers the changes in the portfolio, including growth, composition, the ratio of net loans to total assets, and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, adjustments are made to the allowance for loan losses. Such adjustments are reflected in our consolidated statements of income.
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

The following table is a summary of the ratio of the allocated allowance for loan losses to loans by category as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Commercial, financial and agricultural	1.50%	1.81%
Real estate construction and development	1.65	3.88
Real estate mortgage:
One-to-four-family residential	2.06	2.37
Multi-family residential	3.50	4.88
Commercial real estate	1.59	1.77
Consumer and installment	0.42	0.81
Total	1.76	2.12
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
The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our President and Chief Executive Officer, Chief Financial Officer, Controller, Chief Investment Officer, Chief Credit Officer, Director of Risk Management and Audit, Director of Retail Banking, Director of Treasury Management and certain other senior officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions that are either specifically directed by the ALCO or established by policy guidelines.
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

We are “asset-sensitive,” indicating that our assets would generally re-price with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 4.7% of net interest income, based on assets and liabilities at June 30, 2015. At June 30, 2015, we remain in an asset-sensitive position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with historically low interest rate levels, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.
We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of June 30, 2015, adjusted to account for anticipated prepayments:

(dollars in thousands)	Three Months or Less	Over Three through Six Months	Over Six through Twelve Months	Over One through Five Years	Over Five Years	Total
Interest-earning assets:
Loans (1)	$1,573,594	208,444	257,951	1,037,753	267,165	3,344,907
Investment securities	99,378	99,901	202,647	1,087,298	599,479	2,088,703
FRB and FHLB stock	30,390	—	—	—	—	30,390
Short-term investments	125,866	—	—	—	—	125,866
Total interest-earning assets	$1,829,228	308,345	460,598	2,125,051	866,644	5,589,866
Interest-bearing liabilities:
Interest-bearing demand deposits	$264,906	164,671	107,394	78,756	100,235	715,962
Money market deposits	1,748,387	—	—	—	—	1,748,387
Savings deposits	52,627	43,339	37,148	52,626	123,827	309,567
Time deposits	220,228	196,350	223,947	235,521	65	876,111
Securities sold under agreements to repurchase	45,616	—	—	—	—	45,616
Subordinated debentures	282,480	—	—	—	71,844	354,324
Total interest-bearing liabilities	$2,614,244	404,360	368,489	366,903	295,971	4,049,967
Interest-sensitivity gap:
Periodic	$(785,016)	(96,015)	92,109	1,758,148	570,673	1,539,899
Cumulative	(785,016)	(881,031)	(788,922)	969,226	1,539,899
Ratio of interest-sensitive assets to interest-sensitive liabilities:
Periodic	0.70	0.76	1.25	5.79	2.93	1.38
Cumulative	0.70	0.71	0.77	1.26	1.38
____________________

(1)	Loans are presented net of net deferred loan fees.
Management made certain assumptions in preparing the foregoing table. These assumptions included:

•	Loans will repay at projected repayment rates;

•	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

•	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and

•	Fixed maturity deposits will not be withdrawn prior to maturity.
A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.
We were in an overall asset-sensitive position of $1.54 billion, or 25.3% of our total assets at June 30, 2015. We were in an overall liability-sensitive position on a cumulative basis through the twelve-month time horizon of $788.9 million, or 12.9% of our total assets at June 30, 2015.
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
In the past, we have utilized derivative instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. We may also sell interest rate swap agreement contracts to certain clients who wish to modify their interest rate sensitivity. There were no interest rate swap agreement contracts outstanding at June 30, 2015 and December 31, 2014. Our derivative instruments are more fully described in Note 6 to our consolidated financial statements.

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
Our cash and cash equivalents were $238.4 million and $205.4 million at June 30, 2015 and December 31, 2014, respectively. A significant portion of these funds were maintained in our correspondent bank account with the FRB. Our unpledged investment securities were $1.68 billion at June 30, 2015 and December 31, 2014 and are mostly comprised of highly liquid and readily marketable available-for-sale investment securities. The combined level of cash and cash equivalents and unpledged investment securities provided us with total available liquidity of $1.92 billion and $1.89 billion at June 30, 2015 and December 31, 2014, respectively. Our available liquidity of $1.92 billion represents 31.5% of total assets at June 30, 2015, in comparison to $1.89 billion, or 32.0% of total assets, at December 31, 2014. We maintain a significant amount of liquidity to provide funds for future loan growth strategic initiatives, and in anticipation of the expected completion of certain retail branch sale transactions, which are expected to be completed during the third quarter of 2015. Our loan-to-deposit ratio increased to 66.2% at June 30, 2015 from 64.9% at December 31, 2014.
During the first six months of 2015, we decreased our aggregate funds acquired from other sources of funds to $388.7 million at June 30, 2015, from $419.6 million at December 31, 2014. These other sources of funds include certificates of deposit of $100,000 or more and other borrowings, which are comprised of daily securities sold under agreements to repurchase. The decrease was attributable to a decrease in certificates of deposit of $100,000 or more of $11.6 million and a decrease in daily repurchase agreements of $19.3 million. The following table presents the maturity structure of these other sources of funds at June 30, 2015:

(dollars in thousands)	Certificates of Deposit of $100,000 or More	Other Borrowings	Total
Three months or less	$91,407	45,616	137,023
Over three months through six months	79,802	—	79,802
Over six months through twelve months	78,297	—	78,297
Over twelve months	93,570	—	93,570
Total	$343,076	45,616	388,692
In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. First Bank’s borrowing capacity through its relationship with the FRB was approximately $292.1 million and $256.6 million at June 30, 2015 and December 31, 2014, respectively. This borrowing relationship, which is secured primarily by commercial loans, provides an additional liquidity facility that may be utilized for contingency liquidity purposes. First Bank did not have any FRB borrowings outstanding at June 30, 2015 or December 31, 2014.
First Bank also has a borrowing relationship with the FHLB. First Bank’s borrowing capacity through its relationship with the FHLB was approximately $459.0 million and $396.9 million at June 30, 2015 and December 31, 2014, respectively. The borrowing relationship is primarily secured by one-to-four-family residential, multi-family residential and commercial real estate loans. First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. First Bank did not have any FHLB advances outstanding at June 30, 2015 or December 31, 2014.
As a means of further contingency funding, First Bank may use broker dealers to acquire deposits to fund both short-term and long-term funding needs, including brokered money market accounts, and has available funding, subject to certain limits, through the CDARS program. At June 30, 2015 and December 31, 2014, First Bank had brokered time deposits through the CDARS program of $3.4 million and $4.0 million, respectively, brokered money market accounts of $9.2 million and $5.2 million, respectively, and brokered demand accounts of $1.7 million and $536,000, respectively. Exclusive of the CDARS program and brokered money market and demand accounts, First Bank does not generally utilize broker dealers to acquire deposits.
We believe First Bank has sufficient liquidity to meet its current and future near-term liquidity needs; however, no assurance can be made that First Bank’s liquidity position will not be materially, adversely affected in the future.
First Banks, Inc. First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company’s liquidity position is affected by dividends received from its subsidiaries and the amount of cash and other liquid assets on hand, payment of interest on trust preferred securities and other debt instruments issued by the Company, dividends paid on common and preferred stock (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, and proceeds the Company raises through the issuance of debt and/or equity instruments, if any. The Company’s unrestricted cash totaled $22.2 million and $21.6 million at June 30, 2015 and December 31, 2014, respectively.
We cannot pay any dividends on our common or preferred stock without the prior approval of the FRB, as further described in Note 10 to our consolidated financial statements under “—Regulatory Agreements.”
The Company paid all of the cumulative deferred interest on its junior subordinated debentures (which had been deferred for 18 quarterly periods) in March 2014, which was subsequently distributed to the trust preferred securities holders on the respective interest payment dates in March and April, 2014. Since that time, the Company has continued to pay interest on its junior subordinated debentures to the respective trustees on the regularly scheduled quarterly payment dates. Under the terms of our junior subordinated debentures and the related trust indentures, we have the ability to enter into deferral periods of up to 20 consecutive quarterly periods without triggering a payment default or penalty. Such interest payments are primarily funded through dividends from First Bank. Pursuant to Missouri Revised Statutes, First Bank is required to obtain approval from the Missouri Division of Finance (“MDOF”) prior to paying any dividends to us. Furthermore, pursuant to Section 208.5 of Regulation H, if such dividends would exceed undivided profits, First Bank is also required to obtain approval from its sole shareholder and the FRB prior to paying any dividends to us. The MDOF and FRB have complete discretion to grant any such approvals and therefore, it is not known whether or when the FRB and/or the MDOF will approve any such future requests. See Note 8 to our consolidated financial statements for further discussion regarding our junior subordinated debentures relating to our trust preferred securities.
Without the payment of dividends from First Bank, the Company currently lacks the source of income and the liquidity to make future interest payments on the subordinated debentures associated with its trust preferred securities. Given restrictions placed upon First Bank, including regulatory restrictions, it may not be able to provide the Company with dividends in an amount sufficient to pay the interest on the trust preferred securities. In such case, the Company would have to pursue alternative funding sources, but there can be no assurance that the Company will be able to identify and obtain alternative funding due to the uncertainty of our ability to access future liquidity through debt markets. The Company’s ability to access debt markets on satisfactory terms will depend on its financial performance and conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of the Company’s control.
We suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September, 2009. We have deferred and accrued $68.4 million of regularly scheduled dividend payments on our Class C Preferred Stock and Class D Preferred Stock, and have accrued an additional $9.4 million of cumulative dividends on such deferred dividend payments at June 30, 2015. As such, the aggregate amount of these deferred and accrued dividend payments was $77.8 million at June 30, 2015. If we had continued to declare and accrue dividends on our Class C Preferred Stock and Class D Preferred Stock from the fourth quarter of 2013 and forward, we would have accrued an additional $56.8 million of dividend payments (including $9.9 million and $19.5 million of dividend payments that would have been declared and accrued for the three and six months ended June 30, 2015, respectively), and our aggregate deferred and accrued dividend payments would have been $134.6 million at June 30, 2015, as further described in Note 9 to our consolidated financial statements.
The Company’s financial position will be adversely affected if it experiences increased liquidity needs and any of the following events occur:

•
First Bank is unable or prohibited by its regulators to pay future dividends to the Company sufficient to satisfy the Company’s operating cash flow needs. The Company’s ability to receive future dividends from First Bank to assist the Company in meeting its operating requirements, both on a short-term and long-term basis, is currently subject to certain restrictions, as further described in Note 10 to our consolidated financial statements;

•	We deem it advisable, or are required by regulatory authorities, to use cash maintained by the Company to support the capital position of First Bank;

•
First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so. As discussed above, First Bank has no outstanding borrowings at June 30, 2015, with the exception of $45.6 million of daily repurchase agreements utilized by clients as an alternative deposit product, and has substantial borrowing capacity through its relationships with the FHLB and the FRB, as previously discussed; or

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
Other Commitments and Contractual Obligations. We have entered into long-term leasing arrangements and other commitments and contractual obligations in conjunction with our ongoing operating activities. The required payments under such leasing arrangements, other commitments and contractual obligations at June 30, 2015 were as follows:

(dollars in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Operating leases	$7,665	10,725	5,410	8,348	32,148
Certificates of deposit (1)	639,953	204,072	32,020	66	876,111
Securities sold under agreements to repurchase	45,616	—	—	—	45,616
Subordinated debentures (2)	—	—	—	354,324	354,324
Class C Preferred Stock and Class D Preferred Stock (3)	—	—	—	310,170	310,170
Other contractual obligations	198	—	—	—	198
Total	$693,432	214,797	37,430	672,908	1,618,567
____________________

(1)	Amounts exclude the related accrued interest expense on certificates of deposit of $333,000 as of June 30, 2015.

(2)	Amounts exclude the related accrued interest expense on junior subordinated debentures of $365,000 as of June 30, 2015.

(3)
Represents liquidation preference amounts of $1,000 per share payable upon redemption of the Class C Preferred Stock and the Class D Preferred Stock of $295.4 million and $14.8 million, respectively. Amounts exclude accrued dividends declared of $77.8 million and undeclared dividends of $56.8 million on Class C Preferred Stock and the Class D Preferred Stock as of June 30, 2015.

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
In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers (Topic 606). The core principle of this ASU is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU identifies a five-step model and related application guidance which will replace most existing revenue recognition guidance. This ASU was initially effective for interim and annual periods beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of the effective date of this ASU, and as such, this ASU is now effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date (i.e. annual reporting periods beginning after December 15, 2016). An entity may choose to adopt the ASU either retrospectively or through a cumulative effect adjustment as of the beginning of the first period for which it applies the new guidance. We are currently evaluating the requirements of this ASU to determine the method of adoption and the impact on our consolidated financial statements and results of operations and the disclosures to be presented in our consolidated financial statements.
In June, 2014, the FASB issued ASU 2014-11 - Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU changes the accounting for repurchase-to-maturity transactions and enhances the required disclosures for repurchase agreements and other similar transactions, including additional disclosures about the nature of collateral pledged in repurchase agreements that are accounted for as secured borrowings. The accounting changes for this ASU became effective for interim and annual periods beginning after December 15, 2014. The disclosure changes for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings became effective for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption was not permitted. We adopted the requirements of this ASU on January 1, 2015, which did not have a material impact on our consolidated financial statements or results of operations or the disclosures presented in our consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15 - Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The ASU describes how an entity's management should evaluate for each annual and interim reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and sets disclosure requirements about how this information should be communicated. This ASU is effective for annual periods after December 15, 2016, and for interim and annual periods thereafter. Early adoption is not permitted. We are currently evaluating the requirements of this ASU to determine the impact on the disclosures to be presented in our consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are included under “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk Management,” appearing on pages 43 through 44 of this report.

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
On May 19, 2014, the Company entered into a Memorandum of Understanding (“MOU”) with the FRB. The MOU is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by the FRB and is used when circumstances warrant a milder form of action than a formal supervisory action. See Note 10 to our consolidated financial statements for further information regarding the terms of the MOU. While the Company intends to take such actions as may be necessary to comply with the requirements of the MOU, there can be no assurance that such efforts will not have adverse effects on the operations and financial condition of the Company or First Bank. If the Company fails to comply with the terms of the MOU, further enforcement action could be taken by the FRB which could have a materially adverse effect on the Company's business, financial condition or results of operations.

ITEM 1A – RISK FACTORS
Readers of our Quarterly Report on Form 10-Q should consider certain risk factors in conjunction with the other information included in this Quarterly Report on Form 10-Q. Refer to “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and the additional risk factor, as described below, for a discussion of these risks.
Our operations could be interrupted if our third party service providers experience difficulty, terminate their services or fail to comply with banking regulations. We depend, to a significant extent, on a number of relationships with third party service providers. Specifically, we receive core systems processing, essential web hosting and other internet systems, loan and deposit processing and other processing services from third party service providers. If these third party service providers experience difficulties, including insufficient business continuity capabilities, or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace them, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 13, 2015

FIRST BANKS, INC.

By:	/s/	Timothy J. Lathe
Timothy J. Lathe
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Lisa K. Vansickle
Lisa K. Vansickle
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)