Form 10-Q
period 2015-09-30
FIRST BANKS, INC
filed 2015-11-12
CIK 710507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2015
Common Stock, $250.00 par value	23,661

FIRST BANKS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

FIRST BANKS, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$104,190	100,349
Short-term investments	57,868	105,053
Total cash and cash equivalents	162,058	205,402
Investment securities:
Available for sale	1,329,957	1,445,689
Held to maturity (fair value of $595,815 and $614,272, respectively)	595,177	618,148
Total investment securities	1,925,134	2,063,837
Loans:
Commercial, financial and agricultural	747,144	695,267
Real estate construction and development	148,548	89,851
Real estate mortgage	2,483,116	2,315,186
Consumer and installment	19,523	18,950
Net deferred loan fees	(1,817)	(1,422)
Total loans held for portfolio	3,396,514	3,117,832
Loans held for sale	39,041	31,411
Total loans	3,435,555	3,149,243
Allowance for loan losses	(59,769)	(66,874)
Net loans	3,375,786	3,082,369
Federal Reserve Bank and Federal Home Loan Bank stock	30,707	30,458
Bank premises and equipment, net	95,783	123,016
Net deferred income taxes	267,241	271,847
Other real estate	11,768	55,666
Other assets	63,820	62,196
Total assets	$5,932,297	5,894,791
LIABILITIES
Deposits:
Noninterest-bearing deposits	$1,412,570	1,303,519
Interest-bearing deposits	3,485,470	3,545,985
Total deposits	4,898,040	4,849,504
Securities sold under agreements to repurchase	31,672	64,875
Subordinated debentures	354,343	354,286
Accrued expenses and other liabilities	115,603	113,682
Total liabilities	5,399,658	5,382,347
STOCKHOLDERS’ EQUITY
First Banks, Inc. stockholders’ equity:
Preferred stock:
Class A convertible, adjustable rate, $20.00 par value, 750,000 shares authorized, 641,082 shares issued and outstanding	12,822	12,822
Class B adjustable rate, $1.50 par value, 200,000 shares authorized, 160,505 shares issued and outstanding	241	241
Class C fixed rate, cumulative, perpetual, $1.00 par value, 295,400 shares authorized, issued and outstanding (aggregate liquidation preference of $428,979 and $401,059, respectively)	295	295
Class D fixed rate, cumulative, perpetual, $1.00 par value, 14,770 shares authorized, issued and outstanding (aggregate liquidation preference of $25,887 and $24,205, respectively)	15	15
Common stock, $250.00 par value, 25,000 shares authorized, 23,661 shares issued and outstanding	5,915	5,915
Additional paid-in capital	324,913	324,913
Retained earnings	86,590	64,374
Accumulated other comprehensive income	8,053	10,111
Total First Banks, Inc. stockholders’ equity	438,844	418,686
Noncontrolling interest in subsidiary	93,795	93,758
Total stockholders’ equity	532,639	512,444
Total liabilities and stockholders’ equity	$5,932,297	5,894,791
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$32,600	29,437	93,713	88,698
Investment securities	12,349	11,972	37,925	36,507
Federal Reserve Bank and Federal Home Loan Bank stock	362	362	1,081	1,080
Short-term investments	136	174	378	436
Total interest income	45,447	41,945	133,097	126,721
Interest expense:
Deposits	2,409	2,051	6,622	6,119
Other borrowings	9	(1)	34	5
Subordinated debentures	3,091	3,048	9,161	9,886
Total interest expense	5,509	5,098	15,817	16,010
Net interest income	39,938	36,847	117,280	110,711
(Benefit) provision for loan losses	—	(5,000)	(7,500)	(5,000)
Net interest income after (benefit) provision for loan losses	39,938	41,847	124,780	115,711
Noninterest income:
Service charges on deposit accounts and client service fees	8,397	8,948	25,040	25,948
Gain on loans sold and held for sale	2,230	1,393	7,160	3,812
Net gain (loss) on investment securities	868	(1)	8,069	1,278
Net gain on sale of other real estate	139	148	5,327	1,282
Net gain on sale of retail branch offices	3,331	—	3,331	—
Decrease in fair value of servicing rights	(1,902)	(501)	(2,942)	(1,634)
Loan servicing fees	1,521	1,627	4,770	5,002
Other	3,061	2,057	7,559	6,105
Total noninterest income	17,645	13,671	58,314	41,793
Noninterest expense:
Salaries and employee benefits	23,509	20,922	69,658	61,187
Occupancy, net of rental income	4,787	5,809	14,805	17,072
Furniture and equipment	3,219	2,674	9,769	7,677
Postage, printing and supplies	546	558	1,657	1,751
Information technology fees	5,126	5,372	15,590	16,089
Legal, examination and professional fees	1,306	1,528	3,245	4,266
Advertising and business development	496	803	1,960	2,075
FDIC insurance	846	1,254	2,712	3,759
Write-downs and expenses on other real estate	803	2,068	1,510	3,406
Restructuring charges on retail branch offices and other facilities	961	—	18,540	—
Other	4,704	5,308	13,786	14,583
Total noninterest expense	46,303	46,296	153,232	131,865
Income before provision for income taxes	11,280	9,222	29,862	25,639
Provision for income taxes	4,440	3,212	7,609	9,047
Net income	6,840	6,010	22,253	16,592
Less: net income (loss) attributable to noncontrolling interest in subsidiary	10	(32)	37	(86)
Net income attributable to First Banks, Inc.	$6,830	6,042	22,216	16,678
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014
Net income	$6,840	6,010	22,253	16,592
Other comprehensive income (loss):
Net unrealized (losses) gains on securities:
Unrealized (losses) gains on available-for-sale investment securities	(2,137)	(5,374)	6,215	9,761
Reclassification adjustment for available-for-sale investment securities (gains) losses included in net income	(868)	1	(8,069)	(1,278)
Amortization of net unrealized gain associated with transfer of available-for-sale investment securities to held-to-maturity investment securities	(662)	(690)	(1,809)	(2,054)
Income tax effect	1,510	2,497	1,508	(2,647)
Changes in net unrealized (losses) gains on securities, net of tax	(2,157)	(3,566)	(2,155)	3,782
Defined benefit pension plans:
Reclassification adjustment for amortization of net actuarial loss on pension plan	55	35	165	106
Income tax effect	(23)	(14)	(68)	(43)
Changes in defined benefit pension plans, net of tax	32	21	97	63
Other comprehensive (loss) income	(2,125)	(3,545)	(2,058)	3,845
Comprehensive income	4,715	2,465	20,195	20,437
Net income (loss) attributable to noncontrolling interest in subsidiary	10	(32)	37	(86)
Comprehensive income attributable to First Banks, Inc.	$4,705	2,497	20,158	20,523
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (UNAUDITED)
Nine Months Ended September 30, 2015 and 2014

	First Banks, Inc. Stockholders’ Equity
(dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- controlling Interest	Total Stockholders’ Equity

Balance, December 31, 2013	$13,373	5,915	324,913	42,719	7,502	93,834	488,256
Net income	—	—	—	16,678	—	(86)	16,592
Other comprehensive income	—	—	—	—	3,845	—	3,845
Balance, September 30, 2014	$13,373	5,915	324,913	59,397	11,347	93,748	508,693

Balance, December 31, 2014	$13,373	5,915	324,913	64,374	10,111	93,758	512,444
Net income	—	—	—	22,216	—	37	22,253
Other comprehensive loss	—	—	—	—	(2,058)	—	(2,058)
Balance, September 30, 2015	$13,373	5,915	324,913	86,590	8,053	93,795	532,639
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

	Nine Months Ended
	September 30,
(dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income	$22,253	16,592
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of bank premises and equipment	8,092	8,736
Amortization and accretion of investment securities	19,083	16,968
Originations of loans held for sale	(261,159)	(163,826)
Proceeds from sales of loans held for sale	257,776	162,818
(Benefit) provision for loan losses	(7,500)	(5,000)
Provision for current income taxes	4,314	655
Provision for deferred income taxes	9,420	8,392
Decrease in deferred tax asset valuation allowance	(6,125)	—
(Increase) decrease in accrued interest receivable	(1,827)	2,398
Increase (decrease) in accrued interest payable	4	(62,552)
Gain on loans sold and held for sale	(7,160)	(3,812)
Net gain on investment securities	(8,069)	(1,278)
Net gain on sale of other real estate	(5,327)	(1,282)
Net gain on sale of retail branch offices	(3,331)	—
Decrease in fair value of servicing rights	2,942	1,634
Write-downs on other real estate	998	1,814
Restructuring charges on retail branch offices and other facilities	18,540	—
Other operating activities, net	(1,122)	4,215
Net cash provided by (used in) operating activities	41,802	(13,528)
Cash flows from investing activities:
Net cash paid for sale of retail branch offices, net of cash and cash equivalents sold	(173,246)	—
Net cash paid for sale of assets and liabilities of discontinued operations, net of cash and cash equivalents sold	—	(15,467)
Proceeds from sales of investment securities available for sale	236,939	166,320
Maturities of investment securities available for sale	177,866	137,444
Maturities of investment securities held to maturity	63,394	59,344
Purchases of investment securities available for sale	(294,788)	(147,180)
Purchases of investment securities held to maturity	(59,385)	(2,641)
Net purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(249)	(3,266)
Proceeds from sales of commercial loans	23,459	5,532
Purchase of one-to-four-family residential real estate loans	(40,621)	(52,658)
Net increase in loans	(309,342)	(82,133)
Net purchases of bank premises and equipment	(3,607)	(6,946)
Net proceeds from sales of other real estate	53,993	14,457
Other investing activities, net	186	1,179
Net cash (used in) provided by investing activities	(325,401)	73,985
Cash flows from financing activities:
Increase in deposits	273,001	13,035
Decrease in securities sold under agreements to repurchase	(32,746)	(461)
Net cash provided by financing activities	240,255	12,574
Net (decrease) increase in cash and cash equivalents	(43,344)	73,031
Cash and cash equivalents, beginning of period	205,402	190,435
Cash and cash equivalents, end of period	$162,058	263,466

Supplemental disclosures of cash flow information:
Cash paid for interest on liabilities	$15,813	78,562
Cash paid for income taxes	6	448
Noncash investing and financing activities:
Loans transferred to other real estate	$2,687	5,239
Bank premises transferred to other real estate	3,281	—
The accompanying notes are an integral part of the consolidated financial statements.

FIRST BANKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. The consolidated financial statements of First Banks, Inc. and subsidiaries (“the Company”) are unaudited and should be read in conjunction with the consolidated financial statements contained in the Company’s 2014 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and conform to predominant practices within the banking industry. Certain disclosures pertaining to companies whose common stock is not publicly traded have been omitted from the Company’s financial statements in accordance with GAAP requirements. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Certain reclassifications of 2014 amounts have been made to conform to the 2015 presentation. All financial information is reported on a continuing operations basis.
Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, giving effect to the noncontrolling interest in subsidiary, as more fully described below and in Note 14 to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.
The Company operates through its wholly owned subsidiary bank holding company, The San Francisco Company (“SFC”), and SFC’s wholly owned subsidiary bank, First Bank, each headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries. All of the subsidiaries are wholly owned as of September 30, 2015 except FB Holdings, LLC (“FB Holdings”), which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (“FCA”), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, as further described in Note 14 to these consolidated financial statements. FB Holdings is included in the consolidated financial statements and the noncontrolling ownership interest is reported as a component of stockholders’ equity in the consolidated balance sheets as “noncontrolling interest in subsidiary” and the earnings or loss, net of tax, attributable to the noncontrolling ownership interest, is reported as “net income (loss) attributable to noncontrolling interest in subsidiary” in the consolidated statements of income.
NOTE 2 – BRANCH DIVESTITURES AND RESTRUCTURING CHARGES
Branch Sales. On March 6, 2015, as amended on June 25, 2015, First Bank entered into a Branch Purchase and Assumption Agreement with Bank of Stockton that provided for the sale of certain assets and the transfer of certain liabilities of First Bank’s three branch banking offices located in Napa, Brentwood and Fairfield, California. The transaction was completed on September 25, 2015. Under the terms of the agreement, Bank of Stockton assumed $73.6 million of deposits associated with these branches. Bank of Stockton also purchased $11.7 million of loans as well as certain other assets, including premises and equipment of $3.2 million, associated with these branches. The transaction resulted in a gain of $3.4 million in the third quarter of 2015.
On May 20, 2015, First Bank entered into a Branch Purchase and Assumption Agreement with Fidelity Bank that provided for the sale of certain assets and the transfer of certain liabilities of First Bank’s remaining eight branch banking offices located in Bradenton, Palmetto and Longboat Key, Florida. The transaction was completed on September 11, 2015. Under the terms of the agreement, Fidelity Bank assumed $150.8 million of deposits associated with these branches. Fidelity Bank also purchased $30.3 million of loans as well as certain other assets, including premises and equipment of $4.9 million, associated with these branches. The transaction resulted in a loss of $62,000 in the third quarter of 2015.
Restructuring Charges on Retail Branch Offices and Other Facilities. The Company recorded certain restructuring charges associated with closed retail branch offices and other owned and leased facilities of $961,000 and $18.5 million for the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2015, these restructuring charges included $154,000 and $4.7 million, respectively, related to seven retail branches that have been closed in order to adjust the carrying value of these facilities to fair value less estimated selling costs and/or adjust leases to the present value of current market rental rates in comparison to the contractual obligations on the leased facilities. During the three and nine months ended September 30, 2015, these restructuring charges also included $807,000 and $13.0 million, respectively, on ten other non-retail branch facilities in order to adjust the carrying value of these facilities to fair value less estimated selling costs and/or adjust leases to the present value of current market rental rates in comparison to the contractual obligations on the leased facilities.

NOTE 3 – INVESTMENTS IN DEBT AND EQUITY SECURITIES
The amortized cost, gross unrealized gains and losses and fair value of investment securities available for sale and held to maturity at September 30, 2015 and December 31, 2014 were as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2015:
Available for sale:
U.S. Government sponsored agencies	$230,335	2	(4,235)	226,102
Residential mortgage-backed	863,930	16,508	(1,428)	879,010
Commercial mortgage-backed	20,101	181	(9)	20,273
State and political subdivisions	28,867	13	(880)	28,000
Corporate notes	174,734	1,106	(1,244)	174,596
Equity investments	2,000	—	(24)	1,976
Total	$1,319,967	17,810	(7,820)	1,329,957

Held to maturity:
U.S. Government sponsored agencies	$8,345	55	—	8,400
Residential mortgage-backed	581,828	4,993	(4,315)	582,506
State and political subdivisions	5,004	1	(96)	4,909
Total	$595,177	5,049	(4,411)	595,815

December 31, 2014:
Available for sale:
U.S. Government sponsored agencies	$230,159	2,129	(557)	231,731
Residential mortgage-backed	999,772	14,189	(6,117)	1,007,844
Commercial mortgage-backed	779	58	—	837
State and political subdivisions	29,805	33	(223)	29,615
Corporate notes	171,331	2,759	(395)	173,695
Equity investments	2,000	—	(33)	1,967
Total	$1,433,846	19,168	(7,325)	1,445,689

Held to maturity:
U.S. Government sponsored agencies	$10,725	42	—	10,767
Residential mortgage-backed	605,077	1,931	(5,782)	601,226
State and political subdivisions	2,346	1	(68)	2,279
Total	$618,148	1,974	(5,850)	614,272
The amortized cost and fair value of debt securities available for sale and held to maturity by contractual maturity at September 30, 2015 are shown in the table below. Securities not due at a single maturity date are shown separately. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average yields are based on amortized cost.

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield

September 30, 2015:
Available for sale securities:
Within one year	$7,015	7,128	3.81%
After one year through five years	96,431	96,925	1.93
After five years through ten years	224,729	227,822	2.92
After ten years	989,792	996,106	2.25
Equity investments	2,000	1,976	2.16
Total	$1,319,967	1,329,957	2.32

Held to maturity securities:
Within one year	$565	565	3.07%
After one year through five years	118,363	118,548	1.80
After five years through ten years	65,039	64,515	1.43
After ten years	411,210	412,187	1.90
Total	$595,177	595,815	1.83

Residential and commercial mortgage-backed securities are primarily issued by U.S. government sponsored enterprises and U.S. government agencies. Proceeds from sales of available-for-sale investment securities were $117.0 million and $236.9 million for the three and nine months ended September 30, 2015, respectively, compared to zero and $166.3 million for the comparable periods in 2014.
Gross realized gains and gross realized losses on investment securities for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014
Gross realized gains on sales of available-for-sale securities	$994	—	10,191	2,010
Gross realized losses on sales of available-for-sale securities	(126)	—	(2,122)	(730)
Other-than-temporary impairment	—	(1)	—	(2)
Net realized gain (loss) on investment securities	$868	(1)	8,069	1,278

Provision (benefit) for income taxes on net realized gain (loss) on investment securities	$357	(1)	3,322	526
Gross realized gains on sales of available-for-sale securities for the nine months ended September 30, 2015 include a pre-tax gain on the sale of a single issuer’s common stock of $8.4 million.
Investment securities with a carrying value of $382.3 million and $349.0 million at September 30, 2015 and December 31, 2014, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required or permitted by law.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014, were as follows:

	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015:
Available for sale:
U.S. Government sponsored agencies	$177,831	(3,032)	38,409	(1,203)	216,240	(4,235)
Residential mortgage-backed	61,482	(384)	83,288	(1,044)	144,770	(1,428)
Commercial mortgage-backed	8,832	(9)	—	—	8,832	(9)
State and political subdivisions	27,445	(880)	—	—	27,445	(880)
Corporate notes	85,870	(1,204)	4,960	(40)	90,830	(1,244)
Equity investments	—	—	1,976	(24)	1,976	(24)
Total	$361,460	(5,509)	128,633	(2,311)	490,093	(7,820)
Held to maturity:
Residential mortgage-backed	$149,183	(2,971)	91,817	(1,344)	241,000	(4,315)
State and political subdivisions	3,845	(96)	—	—	3,845	(96)
Total	$153,028	(3,067)	91,817	(1,344)	244,845	(4,411)

December 31, 2014:
Available for sale:
U.S. Government sponsored agencies	$79,207	(427)	14,600	(130)	93,807	(557)
Residential mortgage-backed	204,378	(1,154)	191,644	(4,963)	396,022	(6,117)
State and political subdivisions	28,148	(223)	—	—	28,148	(223)
Corporate notes	9,650	(350)	4,955	(45)	14,605	(395)
Equity investments	1,967	(33)	—	—	1,967	(33)
Total	$323,350	(2,187)	211,199	(5,138)	534,549	(7,325)
Held to maturity:
Residential mortgage-backed	$28,371	(112)	325,820	(5,670)	354,191	(5,782)
State and political subdivisions	641	(3)	896	(65)	1,537	(68)
Total	$29,012	(115)	326,716	(5,735)	355,728	(5,850)
The Company does not believe the investment securities that were in an unrealized loss position at September 30, 2015 and December 31, 2014 are other-than-temporarily impaired. The unrealized losses on the investment securities were primarily attributable to fluctuations in interest rates. It is expected that the securities would not be settled at a price less than the amortized cost. Because the decline in fair value is attributable to changes in interest rates and not credit loss, and because the Company does not intend to sell these investments and it is more likely than not that First Bank will not be required to sell these securities before the anticipated recovery of the remaining amortized cost basis or maturity, these investments are not considered other-than-temporarily impaired. The unrealized losses for investment securities for 12 months or more at September 30, 2015 and December 31, 2014 included 17 and 47 securities, respectively.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table summarizes the composition of the loan portfolio at September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014
Commercial, financial and agricultural	$747,144	695,267
Real estate construction and development	148,548	89,851
Real estate mortgage:
One-to-four-family residential:
Residential mortgage	705,377	621,168
Home equity	396,697	395,542
Multi-family residential	94,277	115,434
Commercial real estate	1,286,765	1,183,042
Consumer and installment	19,523	18,950
Net deferred loan fees	(1,817)	(1,422)
Total loans held for portfolio	3,396,514	3,117,832
Loans held for sale	39,041	31,411
Total loans	$3,435,555	3,149,243
Aging of Loans. The following table presents the aging of loans by loan classification at September 30, 2015 and December 31, 2014:

(dollars in thousands)	30-59 Days	60-89 Days	Recorded Investment > 90 Days Accruing	Nonaccrual	Total Past Due	Current	Total Loans
September 30, 2015:
Commercial, financial and agricultural	$55	161	—	5,402	5,618	741,526	747,144
Real estate construction and development	—	—	—	3,214	3,214	145,334	148,548
Real estate mortgage:
Residential mortgage	3,553	1,761	—	6,600	11,914	693,463	705,377
Home equity	1,509	380	67	4,602	6,558	390,139	396,697
Multi-family residential	—	—	—	290	290	93,987	94,277
Commercial real estate	11	—	—	4,361	4,372	1,282,393	1,286,765
Consumer and installment and net deferred loan fees	140	49	—	17	206	17,500	17,706
Loans held for sale	—	—	—	—	—	39,041	39,041
Total loans	$5,268	2,351	67	24,486	32,172	3,403,383	3,435,555

December 31, 2014:
Commercial, financial and agricultural	$132	430	54	9,486	10,102	685,165	695,267
Real estate construction and development	431	—	—	3,393	3,824	86,027	89,851
Real estate mortgage:
Residential mortgage	2,690	986	35	13,890	17,601	603,567	621,168
Home equity	1,857	334	72	6,831	9,094	386,448	395,542
Multi-family residential	—	—	—	19,731	19,731	95,703	115,434
Commercial real estate	196	54	—	4,122	4,372	1,178,670	1,183,042
Consumer and installment and net deferred loan fees	136	33	2	23	194	17,334	17,528
Loans held for sale	—	—	—	—	—	31,411	31,411
Total loans	$5,442	1,837	163	57,476	64,918	3,084,325	3,149,243
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
The following tables present the credit exposure of loans held for portfolio by internally assigned credit grade and payment activity as of September 30, 2015 and December 31, 2014:

Commercial Loan Portfolio Credit Exposure by Internally Assigned Credit Grade (dollars in thousands)	Commercial and Industrial	Real Estate Construction and Development	Multi-family	Commercial Real Estate	Total
September 30, 2015:
Pass	$708,534	140,553	87,738	1,262,093	2,198,918
Special mention	25,884	4,781	5,612	16,736	53,013
Substandard	7,324	—	637	3,575	11,536
Performing troubled debt restructuring	—	—	—	—	—
Nonaccrual	5,402	3,214	290	4,361	13,267
Total	$747,144	148,548	94,277	1,286,765	2,276,734
December 31, 2014:
Pass	$653,951	85,973	89,148	1,147,824	1,976,896
Special mention	18,713	143	5,945	20,691	45,492
Substandard	12,833	—	610	6,640	20,083
Performing troubled debt restructuring	284	342	—	3,765	4,391
Nonaccrual	9,486	3,393	19,731	4,122	36,732
Total	$695,267	89,851	115,434	1,183,042	2,083,594

Consumer Loan Portfolio Credit Exposure by Payment Activity (dollars in thousands)	Residential Mortgage	Home Equity	Consumer and Installment and Net Deferred Loan Fees	Total
September 30, 2015:
Pass	$619,646	390,139	17,500	1,027,285
Substandard	2,641	1,956	189	4,786
Performing troubled debt restructuring	76,490	—	—	76,490
Nonaccrual	6,600	4,602	17	11,219
Total	$705,377	396,697	17,706	1,119,780
December 31, 2014:
Pass	$528,388	386,448	17,334	932,170
Substandard	2,662	2,263	171	5,096
Performing troubled debt restructuring	76,228	—	—	76,228
Nonaccrual	13,890	6,831	23	20,744
Total	$621,168	395,542	17,528	1,034,238

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
The following tables present the recorded investment, unpaid principal balance, related allowance for loan losses, average recorded investment and interest income recognized while on impaired status for impaired loans without a related allowance for loan losses and for impaired loans with a related allowance for loan losses by loan classification at September 30, 2015 and December 31, 2014:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized (1)
September 30, 2015:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$2,265	3,226	—	3,003	—
Real estate construction and development	2,615	12,318	—	2,792	—
Real estate mortgage:
Residential mortgage	—	—	—	—	—
Home equity	1,037	1,123	—	1,322	—
Multi-family residential	—	—	—	—	—
Commercial real estate	2,515	2,793	—	2,757	—
Consumer and installment	—	—	—	—	—
	8,432	19,460	—	9,874	—
With A Related Allowance Recorded:
Commercial, financial and agricultural	3,137	5,491	336	4,160	8
Real estate construction and development	599	2,530	200	640	8
Real estate mortgage:
Residential mortgage	83,090	95,993	6,894	86,834	1,782
Home equity	3,565	4,278	974	4,545	—
Multi-family residential	290	468	18	9,834	—
Commercial real estate	1,846	3,484	271	2,024	5
Consumer and installment	17	17	1	13	—
	92,544	112,261	8,694	108,050	1,803
Total:
Commercial, financial and agricultural	5,402	8,717	336	7,163	8
Real estate construction and development	3,214	14,848	200	3,432	8
Real estate mortgage:
Residential mortgage	83,090	95,993	6,894	86,834	1,782
Home equity	4,602	5,401	974	5,867	—
Multi-family residential	290	468	18	9,834	—
Commercial real estate	4,361	6,277	271	4,781	5
Consumer and installment	17	17	1	13	—
	$100,976	131,721	8,694	117,924	1,803
____________________

(1)	Interest income on impaired loans recognized while on impaired status was $662,000 for the three months ended September 30, 2015.

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses	Average Recorded Investment	Interest Income Recognized
December 31, 2014:
With No Related Allowance Recorded:
Commercial, financial and agricultural	$1,937	2,911	—	2,278	—
Real estate construction and development	2,626	12,333	—	3,106	—
Real estate mortgage:
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Multi-family residential	19,050	24,759	—	25,234	959
Commercial real estate	4,119	4,190	—	6,063	116
Consumer and installment	—	—	—	—	—
	27,732	44,193	—	36,681	1,075
With A Related Allowance Recorded:
Commercial, financial and agricultural	7,833	22,089	1,626	9,212	6
Real estate construction and development	1,109	3,403	219	1,312	17
Real estate mortgage:
Residential mortgage	90,118	106,163	7,639	94,835	2,082
Home equity	6,831	7,988	1,366	7,056	—
Multi-family residential	681	3,581	1,157	902	—
Commercial real estate	3,768	5,619	463	5,546	21
Consumer and installment	23	23	1	14	—
	110,363	148,866	12,471	118,877	2,126
Total:
Commercial, financial and agricultural	9,770	25,000	1,626	11,490	6
Real estate construction and development	3,735	15,736	219	4,418	17
Real estate mortgage:
Residential mortgage	90,118	106,163	7,639	94,835	2,082
Home equity	6,831	7,988	1,366	7,056	—
Multi-family residential	19,731	28,340	1,157	26,136	959
Commercial real estate	7,887	9,809	463	11,609	137
Consumer and installment	23	23	1	14	—
	$138,095	193,059	12,471	155,558	3,201
Recorded investment represents the Company’s investment in its impaired loans (excluding accrued interest receivable and fees) reduced by cumulative charge-offs recorded against the allowance for loan losses on these same loans. At September 30, 2015 and December 31, 2014, the Company had recorded charge-offs of $30.7 million and $55.0 million, respectively, on its impaired loans, representing the difference between the unpaid principal balance and the recorded investment reflected in the tables above. The unpaid principal balance represents the principal amount contractually owed to the Company by the borrowers on the impaired loans.
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
Loan modifications are generally performed at the request of the borrower, whether commercial or consumer, and may include reductions in interest rates, changes in payments and maturity date extensions. Although the Company does not have formal, standardized loan modification programs for its commercial or consumer loan portfolios, it addresses loan modifications on a case-by-case basis and also participates in the United States Department of the Treasury’s (“U.S. Treasury”) Home Affordable Modification Program (“HAMP”). HAMP gives qualifying homeowners an opportunity to refinance into more affordable monthly payments, with the U.S. Treasury compensating the Company for a portion of the reduction in monthly amounts due from borrowers participating in this program. At September 30, 2015 and December 31, 2014, the Company had $70.8 million and $72.7 million, respectively, of modified loans in the HAMP program.
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
The Company does not accrue interest on any TDRs unless it believes collection of all principal and interest under the modified terms is reasonably assured. Generally, six months of consecutive payment performance by the borrower under the restructured terms is required before a TDR is returned to accrual status. However, the period could vary depending upon the individual facts and circumstances of the loan. TDRs accruing interest are classified as performing TDRs. The following table presents the categories of performing TDRs as of September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014
Performing Troubled Debt Restructurings:
Commercial, financial and agricultural	$—	284
Real estate construction and development	—	342
Real estate mortgage:
One-to-four-family residential	76,490	76,228
Commercial real estate	—	3,765
Total performing troubled debt restructurings	$76,490	80,619
The Company does not accrue interest on TDRs which have been modified for a period less than six months or are not in compliance with the modified terms. These loans are considered nonperforming TDRs and are included with other nonaccrual loans for classification purposes. The following table presents the categories of loans considered nonperforming TDRs as of September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014
Nonperforming Troubled Debt Restructurings:
Commercial, financial and agricultural	$35	243
Real estate construction and development	2,777	2,788
Real estate mortgage:
One-to-four-family residential	2,059	4,003
Multi-family residential	—	19,050
Commercial real estate	—	371
Total nonperforming troubled debt restructurings	$4,871	26,455
Both performing and nonperforming TDRs are considered to be impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses. The allowance for loan losses allocated to TDRs was $6.1 million at September 30, 2015 and December 31, 2014.

The following tables present loans classified as TDRs that were modified during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Loan Modifications Classified as Troubled Debt Restructurings:
Commercial, financial and agricultural	—	$—	$—	1	$287	$287
Real estate mortgage:
One-to-four-family residential	4	550	522	14	2,167	2,095

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Loan Modifications Classified as Troubled Debt Restructurings:
Commercial, financial and agricultural	—	$—	$—	1	$287	$287
Real estate mortgage:
One-to-four-family residential	16	2,942	2,788	41	6,214	5,429
The following tables present TDRs that defaulted within 12 months of modification during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate mortgage:
One-to-four-family residential	—	$—	2	$183

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Real estate mortgage:
One-to-four-family residential	—	$—	8	$1,385
Upon default of a TDR, which is considered to be 90 days or more past due under the modified terms, impairment is measured based on the fair value of the underlying collateral less applicable selling costs. The impairment amount is either charged off as a reduction to the allowance for loan losses or provided for as a specific reserve within the allowance for loan losses.
Allowance for Loan Losses. The following tables represent a summary of changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2015 and 2014:

(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
Three Months Ended September 30, 2015:
Allowance for loan losses:
Beginning balance	$11,321	2,231	22,403	3,430	19,349	82	58,816
Charge-offs	(888)	—	(172)	(29)	(73)	(27)	(1,189)
Recoveries	1,095	383	544	3	56	61	2,142
Provision (benefit) for loan losses	(539)	(247)	(1,764)	(29)	2,621	(42)	—
Ending balance	$10,989	2,367	21,011	3,375	21,953	74	59,769

Three Months Ended September 30, 2014:
Allowance for loan losses:
Beginning balance	$13,731	6,600	29,145	7,374	20,820	348	78,018
Charge-offs	(399)	(2)	(1,316)	(71)	(436)	(10)	(2,234)
Recoveries	1,763	114	938	114	946	35	3,910
Provision (benefit) for loan losses	(1,236)	(3,979)	335	340	(415)	(45)	(5,000)
Ending balance	$13,859	2,733	29,102	7,757	20,915	328	74,694

(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment	Total
Nine months ended September 30, 2015:
Allowance for loan losses:
Beginning balance	$12,574	3,490	24,055	5,630	20,983	142	66,874
Charge-offs	(4,992)	(178)	(1,899)	(227)	(918)	(70)	(8,284)
Recoveries	3,520	685	1,957	2,236	177	104	8,679
Provision (benefit) for loan losses	(113)	(1,630)	(3,102)	(4,264)	1,711	(102)	(7,500)
Ending balance	$10,989	2,367	21,011	3,375	21,953	74	59,769

Nine months ended September 30, 2014:
Allowance for loan losses:
Beginning balance	$13,401	7,407	32,619	5,249	22,052	305	81,033
Charge-offs	(3,015)	(67)	(4,943)	(3,155)	(645)	(96)	(11,921)
Recoveries	3,778	1,470	3,207	123	1,918	86	10,582
Provision (benefit) for loan losses	(305)	(6,077)	(1,781)	5,540	(2,410)	33	(5,000)
Ending balance	$13,859	2,733	29,102	7,757	20,915	328	74,694
The following table represents a summary of the impairment method used by loan category at September 30, 2015 and December 31, 2014:

(dollars in thousands)	Commercial and Industrial	Real Estate Construction and Development	One-to- Four-Family Residential	Multi- Family Residential	Commercial Real Estate	Consumer and Installment and Net Deferred Loan Fees	Total
September 30, 2015:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$—	—	3,468	—	—	—	3,468
Impaired loans collectively evaluated for impairment	336	200	4,400	18	271	1	5,226
All other loans collectively evaluated for impairment	10,653	2,167	13,143	3,357	21,682	73	51,075
Total allowance for loan losses	$10,989	2,367	21,011	3,375	21,953	74	59,769
Loans:
Impaired loans individually evaluated for impairment	$2,210	2,615	39,901	—	2,570	—	47,296
Impaired loans collectively evaluated for impairment	3,192	599	47,791	290	1,791	17	53,680
All other loans collectively evaluated for impairment	741,742	145,334	1,014,382	93,987	1,282,404	17,689	3,295,538
Total loans held for portfolio	$747,144	148,548	1,102,074	94,277	1,286,765	17,706	3,396,514

December 31, 2014:
Allowance for loan losses:
Impaired loans individually evaluated for impairment	$1,053	—	1,184	—	—	—	2,237
Impaired loans collectively evaluated for impairment	573	219	7,821	1,157	463	1	10,234
All other loans collectively evaluated for impairment	10,948	3,271	15,050	4,473	20,520	141	54,403
Total allowance for loan losses	$12,574	3,490	24,055	5,630	20,983	142	66,874
Loans:
Impaired loans individually evaluated for impairment	$4,712	2,626	7,388	19,050	3,765	—	37,541
Impaired loans collectively evaluated for impairment	5,058	1,109	89,561	681	4,122	23	100,554
All other loans collectively evaluated for impairment	685,497	86,116	919,761	95,703	1,175,155	17,505	2,979,737
Total loans held for portfolio	$695,267	89,851	1,016,710	115,434	1,183,042	17,528	3,117,832

NOTE 5 – SERVICING RIGHTS
At September 30, 2015 and December 31, 2014, the Company serviced mortgage loans for others totaling $1.44 billion and $1.37 billion, respectively, and serviced United States Small Business Administration (“SBA”) loans for others totaling $93.6 million and $114.4 million, respectively.
The fair value of mortgage servicing rights at September 30, 2015 and December 31, 2014 was determined using a weighted average discount rate of 8.78% and 9.17%, respectively, and a weighted average conditional prepayment rate (“CPR”) of 11.86% and 12.70%, respectively. The fair value of SBA servicing rights at September 30, 2015 and December 31, 2014 was determined using a weighted average discount rate of 12.59% and 11.80%, respectively, and a weighted average CPR of 6.45% and 6.33%, respectively.
Changes in mortgage and SBA servicing rights for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014
Balance, beginning of period	$19,041	18,784	18,013	18,854
Originated servicing rights	873	770	2,865	1,802
Purchased servicing rights	36	53	112	84
Change in fair value resulting from changes in valuation inputs or assumptions used in valuation model (1)	(498)	231	85	273
Other changes in fair value (2)	(1,404)	(732)	(3,027)	(1,907)
Balance, end of period	$18,048	19,106	18,048	19,106
____________________

(1)
The change in fair value resulting from changes in valuation inputs or assumptions used in valuation model primarily reflects the change in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Other changes in fair value reflect changes due to the collection/realization of expected cash flows over time.

NOTE 6 – DERIVATIVE INSTRUMENTS
The Company utilizes derivative instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The following table summarizes derivative instruments held by the Company, their notional amount, estimated fair values and their location in the consolidated balance sheets at September 30, 2015 and December 31, 2014:

(dollars in thousands)			Derivatives in Other Assets
	Notional Amount		Fair Value Gain (Loss)
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivative Instruments Not Designated as Hedging Instruments:
Interest rate lock commitments	$31,544	20,762	990	580
Forward commitments to sell mortgage-backed securities	51,500	38,300	(462)	(294)
Total	$83,044	59,062	528	286
Interest Rate Lock Commitments / Forward Commitments to Sell Mortgage-Backed Securities. Derivative instruments issued by the Company consist of interest rate lock commitments to originate fixed-rate loans to be sold. Commitments to originate fixed-rate loans consist primarily of residential real estate loans. These interest rate lock commitments and loans held for sale are hedged with forward contracts to sell mortgage-backed securities, which expire in December 2015. The fair value of the interest rate lock commitments and forward contracts to sell mortgage-backed securities are included in other assets in the consolidated balance sheets. Changes in the fair value of interest rate lock commitments and forward commitments to sell mortgage-backed securities are recognized in noninterest income on a monthly basis.
The following table summarizes amounts included in the consolidated statements of income for the three and nine months ended September 30, 2015 and 2014 related to non-hedging derivative instruments:

(dollars in thousands)	Location of Gain (Loss) Recognized in Operations on Derivatives	Amount of Gain (Loss) Recognized in Operations on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2015	2014	2015	2014
Derivative Instruments Not Designated as Hedging Instruments:
Interest rate lock commitments	Gain on loans sold and held for sale	$335	(157)	410	161
Forward commitments to sell mortgage-backed securities	Gain on loans sold and held for sale	(910)	291	(168)	(446)

NOTE 7 – OTHER BORROWINGS
Other borrowings were comprised solely of daily securities sold under agreements to repurchase of $31.7 million and $64.9 million at September 30, 2015 and December 31, 2014, respectively. These daily securities sold under agreements to repurchase represent funds deposited by First Bank’s clients, on an overnight basis, in connection with cash management activities of First Bank’s commercial deposit clients.
Investment securities with a carrying value of $49.6 million and $75.6 million at September 30, 2015 and December 31, 2014, respectively, were pledged in connection with these daily securities sold under agreements to repurchase, and were comprised solely of residential mortgage-backed securities. The fair value of pledged securities may fluctuate due to market conditions. The Company is obligated to transfer additional securities if the fair value of the pledged securities declines below the balance of funds deposited by the Company’s clients.
NOTE 8 – SUBORDINATED DEBENTURES
As of September 30, 2015, the Company had 13 affiliated Delaware or Connecticut statutory and business trusts (collectively, “the Trusts”) that were created for the sole purpose of issuing trust preferred securities. The trust preferred securities were issued in private placements, with the exception of the trust preferred securities issued by First Preferred Capital Trust IV, which were issued in a publicly underwritten offering and are expected to be redeemed on December 31, 2015, as more fully described in Note 16 to these consolidated financial statements.
The Company’s distributions accrued on the junior subordinated debentures were $3.1 million and $9.2 million for the three and nine months ended September 30, 2015, respectively, and $3.0 million and $9.9 million for the comparable periods in 2014, and are included in interest expense in the consolidated statements of income. The structure of the trust preferred securities currently satisfies the regulatory requirements for inclusion, subject to certain limitations, in the Company’s capital base, as further described in Note 10 to the consolidated financial statements.
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
The Company suspended the payment of cash dividends on its outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on the preferred stock that would otherwise have been made in August and September, 2009. The Company has declared and accrued $68.4 million of its regularly scheduled dividend payments on its Class C Fixed Rate Cumulative Perpetual Preferred Stock (“Class C Preferred Stock”) and Class D Fixed Rate Cumulative Perpetual Preferred Stock (“Class D Preferred Stock”) at September 30, 2015 and December 31, 2014, and has accrued an additional $9.4 million of cumulative dividends on such deferred dividend payments at September 30, 2015 and December 31, 2014. As such, the aggregate amount of these deferred and accrued dividend payments was $77.8 million at September 30, 2015 and December 31, 2014.
The Company ceased declaring dividends on its Class C Preferred Stock and Class D Preferred Stock during the fourth quarter of 2013. Previously, the Company had declared and accrued dividends on its Class C Preferred Stock and Class D Preferred Stock quarterly throughout the deferral period. If the Company had continued to declare and accrue dividends on its Class C Preferred Stock and Class D Preferred Stock from the fourth quarter of 2013 and forward, the Company would have accrued an additional $66.9 million of dividend payments (including $10.1 million and $29.6 million of dividend payments that would have been declared and accrued for the three and nine months ended September 30, 2015, respectively), and the Company’s aggregate deferred and accrued dividend payments would have been $144.7 million and $115.1 million at September 30, 2015 and December 31, 2014, respectively. The Company will continue to evaluate whether declaring dividends on its Class C Preferred Stock and Class D Preferred Stock is appropriate in future periods. The Company’s cessation of declaring and accruing dividends on its Class C Preferred Stock and Class D Preferred Stock did not have any effect on the terms of the outstanding Class C Preferred Stock and Class D Preferred Stock, including the Company’s obligations thereunder.
Accumulated Other Comprehensive Income (Loss). The following tables summarize changes in accumulated other comprehensive income (loss), net of tax, by component, for the three and nine months ended September 30, 2015 and 2014:

(dollars in thousands)	Investment Securities	Defined Benefit Pension Plan	Total
Three Months Ended September 30, 2015:
Balance, beginning of period	$14,053	(3,875)	10,178
Other comprehensive loss before reclassifications	(1,646)	—	(1,646)
Amounts reclassified from accumulated other comprehensive (loss) income	(511)	32	(479)
Net current period other comprehensive (loss) income	(2,157)	32	(2,125)
Balance, end of period	$11,896	(3,843)	8,053

Three Months Ended September 30, 2014:
Balance, beginning of period	$17,499	(2,607)	14,892
Other comprehensive loss before reclassifications	(3,566)	—	(3,566)
Amounts reclassified from accumulated other comprehensive income	—	21	21
Net current period other comprehensive (loss) income	(3,566)	21	(3,545)
Balance, end of period	$13,933	(2,586)	11,347

(dollars in thousands)	Investment Securities	Defined Benefit Pension Plan	Total
Nine Months Ended September 30, 2015:
Balance, beginning of period	$14,051	(3,940)	10,111
Other comprehensive income before reclassifications	2,592	—	2,592
Amounts reclassified from accumulated other comprehensive income	(4,747)	97	(4,650)
Net current period other comprehensive (loss) income	(2,155)	97	(2,058)
Balance, end of period	$11,896	(3,843)	8,053

Nine Months Ended September 30, 2014:
Balance, beginning of period	$10,151	(2,649)	7,502
Other comprehensive income before reclassifications	4,534	—	4,534
Amounts reclassified from accumulated other comprehensive income	(752)	63	(689)
Net current period other comprehensive income	3,782	63	3,845
Balance, end of period	$13,933	(2,586)	11,347
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
In July 2013, the federal bank regulators approved final rules (the “Final Capital Rules”) implementing the Basel III framework as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Final Capital Rules also substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and First Bank, as compared to the general risk-based capital rules (the “General Risk-Based Capital Rules”). The Final Capital Rules revise the components of capital and address other issues affecting the numerator in regulatory capital ratios. The Final Capital Rules also address asset risk weights and other issues affecting the denominator in regulatory capital ratios and replace the existing general risk-weighting approach based on Basel I with a more risk-sensitive approach. The Final Capital Rules became effective for the Company and First Bank on January 1, 2015 (subject to a phase-in period for certain provisions). The calculation of common equity Tier 1 capital is different from the calculation of common equity under GAAP. Most significantly for the Company, the Company's net deferred tax assets, which are included in the calculation of common equity under GAAP, will be substantially phased out over time from the applicable calculation of common equity Tier 1 capital for regulatory purposes. The net deferred tax assets attributable to net operating loss and tax credit carryforwards, which comprised over 90.5% of the Company's net deferred tax assets as of September 30, 2015, are scheduled to be phased out entirely from inclusion in the calculation of common equity Tier 1 capital in 2018. In addition, the inclusion of trust preferred securities eligible for Tier 1 capital is more limited under the Final Capital Rules. Furthermore, the Company’s noncontrolling interest in subsidiary, which was $93.8 million as of September 30, 2015, will be phased out entirely from inclusion in the calculation of Tier 1 capital by 2018. As of September 30, 2015, the amount of noncontrolling interest in subsidiary that was eligible for inclusion in the calculation of Tier 1 capital was $56.3 million.
The Company must maintain minimum total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below in order to meet the minimum capital adequacy standards. The Company was categorized as adequately capitalized under minimum regulatory capital standards established for bank holding companies by the Federal Reserve at December 31, 2014. The Company was not categorized as adequately capitalized under minimum regulatory capital standards established for bank holding companies by the Federal Reserve at September 30, 2015 as a result of not meeting the required common equity Tier 1 capital requirement under the Final Capital Rules.
First Bank was categorized as well capitalized at September 30, 2015 and December 31, 2014 under the prompt corrective action provisions of the regulatory capital standards. First Bank must maintain minimum total capital, Tier 1 capital, common equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table below in order to be categorized as well capitalized.

At September 30, 2015 and December 31, 2014, the Company’s and First Bank’s required and actual capital ratios were as follows:

					Final Capital Rules (Effective January 1, 2015)		General Risk-Based Capital Rules (Prior to January 1, 2015)
						To be Well Capitalized Under Prompt Corrective Action Provisions		To be Well Capitalized Under Prompt Corrective Action Provisions
	Actual				For Capital Adequacy Purposes		For Capital Adequacy Purposes
	September 30, 2015		December 31, 2014
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
First Banks, Inc.	$608,834	15.27%	$475,312	12.25%	8.0%	N/A	8.0%	N/A
First Bank	682,301	17.01	691,350	17.81	8.0	10.0%	8.0	10.0%
Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	311,829	7.82	284,396	7.33	6.0	N/A	4.0	N/A
First Bank	630,575	15.72	642,593	16.55	6.0	8.0	4.0	6.0
Common equity Tier 1 capital (to risk-weighted assets):
First Banks, Inc.	(25,346)	(0.64)	N/A	N/A	4.5	N/A	N/A	N/A
First Bank	630,575	15.72	N/A	N/A	4.5	6.5	N/A	N/A
Tier 1 capital (to average assets):
First Banks, Inc.	311,829	5.31	284,396	5.01	4.0	N/A	4.0	N/A
First Bank	630,575	10.69	642,593	11.35	4.0	5.0	4.0	5.0
Regulatory Agreements. On May 19, 2014, the Company entered into an MOU with the FRB. The MOU is characterized by regulatory authorities as an informal action that is neither published nor made publicly available by the FRB and is used when circumstances warrant a milder form of action than a formal supervisory action. Under the terms of the MOU, the Company agreed, among other things, to provide certain information to the FRB including, but not limited to, progress of achieving its Capital Plan, notice of plans to materially change its Capital Plan, parent company cash flow plans and summaries of nonperforming asset classifications. In addition, the Company agreed not to do any of the following without the prior approval of the FRB: (i) declare or pay any dividends on its common or preferred stock; (ii) incur or guarantee any debt; (iii) redeem any of the Company's outstanding common or preferred stock; and (iv) cause First Bank to pay dividends in excess of its earnings or make a capital distribution that would cause First Bank’s Tier 1 leverage ratio to fall below 9.0%. The FRB has complete discretion to grant any such approval and therefore, it is not known whether the FRB would approve any future request. As reflected in the previous table, First Bank’s Tier 1 leverage ratio was 10.69% as of September 30, 2015, or $99.7 million (1.69%), above the 9.0% minimum requirement under the MOU, which amount includes $56.3 million of currently eligible noncontrolling interest in subsidiary.
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

Items Measured on a Recurring Basis. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 are reflected in the following table:

	Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
September 30, 2015:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	226,102	—	226,102
Residential mortgage-backed	—	879,010	—	879,010
Commercial mortgage-backed	—	20,273	—	20,273
State and political subdivisions	—	28,000	—	28,000
Corporate notes	—	174,596	—	174,596
Equity investments	1,976	—	—	1,976
Mortgage loans held for sale	—	39,041	—	39,041
Derivative instruments:
Interest rate lock commitments	—	990	—	990
Forward commitments to sell mortgage-backed securities	—	(462)	—	(462)
Servicing rights	—	18,048	—	18,048
Total	$1,976	1,385,598	—	1,387,574
December 31, 2014:
Assets:
Available-for-sale investment securities:
U.S. Government sponsored agencies	$—	231,731	—	231,731
Residential mortgage-backed	—	1,007,844	—	1,007,844
Commercial mortgage-backed	—	837	—	837
State and political subdivisions	—	29,615	—	29,615
Corporate notes	—	173,695	—	173,695
Equity investments	1,967	—	—	1,967
Mortgage loans held for sale	—	31,411	—	31,411
Derivative instruments:
Interest rate lock commitments	—	580	—	580
Forward commitments to sell mortgage-backed securities	—	(294)	—	(294)
Servicing rights	—	18,013	—	18,013
Total	$1,967	1,493,432	—	1,495,399
There were no transfers between Levels 1 and 2 of the fair value hierarchy for the nine months ended September 30, 2015 and 2014.

Items Measured on a Nonrecurring Basis. From time to time, the Company measures certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014 are reflected in the following table:

	Fair Value Measurements
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
September 30, 2015:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	5,066	5,066
Real estate construction and development	—	—	3,014	3,014
Real estate mortgage:
Residential mortgage	—	—	76,196	76,196
Home equity	—	—	3,628	3,628
Multi-family residential	—	—	272	272
Commercial real estate	—	—	4,090	4,090
Consumer and installment	—	—	16	16
Other real estate	—	—	11,768	11,768
Total	$—	—	104,050	104,050
December 31, 2014:
Assets:
Impaired loans:
Commercial, financial and agricultural	$—	—	8,144	8,144
Real estate construction and development	—	—	3,516	3,516
Real estate mortgage:
Residential mortgage	—	—	82,479	82,479
Home equity	—	—	5,465	5,465
Multi-family residential	—	—	18,574	18,574
Commercial real estate	—	—	7,424	7,424
Consumer and installment	—	—	22	22
Other real estate	—	—	55,666	55,666
Total	$—	—	181,290	181,290
Non-Financial Assets and Non-Financial Liabilities. Certain non-financial assets measured at fair value on a nonrecurring basis include other real estate (upon initial recognition or subsequent impairment) and other non-financial long-lived assets measured at fair value for impairment assessment.
Other real estate of $11.8 million at September 30, 2015 includes residential real estate properties of $3.1 million. Residential real estate loans in process of foreclosure at September 30, 2015 were $2.4 million. Other real estate measured at fair value upon initial recognition totaled $2.7 million and $5.2 million for the nine months ended September 30, 2015 and 2014, respectively. In addition to other real estate measured at fair value upon initial recognition, the Company recorded write-downs to the balance of other real estate of $666,000 and $998,000 to noninterest expense for the three and nine months ended September 30, 2015, respectively, compared to $1.6 million and $1.8 million for the comparable periods in 2014.
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
The estimated fair value of the Company’s financial instruments at September 30, 2015 was as follows:

	September 30, 2015
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$162,058	162,058	—	—	162,058
Investment securities:
Available for sale	1,329,957	1,976	1,327,981	—	1,329,957
Held to maturity	595,177	—	595,815	—	595,815
Loans held for portfolio	3,336,745	—	—	3,350,710	3,350,710
Loans held for sale	39,041	—	39,041	—	39,041
FRB and FHLB stock	30,707	N/A	N/A	N/A	N/A
Derivative instruments	528	—	528	—	528
Accrued interest receivable	16,764	16,764	—	—	16,764
Financial Liabilities:
Deposits	$4,898,040	4,117,938	779,535	—	4,897,473
Securities sold under agreements to repurchase	31,672	31,672	—	—	31,672
Accrued interest payable	808	808	—	—	808
Subordinated debentures	354,343	—	—	272,928	272,928
Liability for Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$12	—	—	12	12

The estimated fair value of the Company’s financial instruments at December 31, 2014 was as follows:

	December 31, 2014
	Carrying Value	Estimated Fair Value
(dollars in thousands)		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and cash equivalents	$205,402	205,402	—	—	205,402
Investment securities:
Available for sale	1,445,689	1,967	1,443,722	—	1,445,689
Held to maturity	618,148	—	614,272	—	614,272
Loans held for portfolio	3,050,958	—	—	2,937,948	2,937,948
Loans held for sale	31,411	—	31,411	—	31,411
FRB and FHLB stock	30,458	N/A	N/A	N/A	N/A
Derivative instruments	286	—	286	—	286
Accrued interest receivable	15,064	15,064	—	—	15,064
Financial Liabilities:
Deposits	$4,849,504	3,923,627	924,955	—	4,848,582
Securities sold under agreements to repurchase	64,875	64,875	—	—	64,875
Accrued interest payable	831	831	—	—	831
Subordinated debentures	354,286	—	—	303,191	303,191
Liability for Off-Balance Sheet Financial Instruments:
Commitments to extend credit, standby letters of credit and financial guarantees	$12	—	—	12	12
NOTE 12 – INCOME TAXES
A summary of the Company’s deferred tax assets and deferred tax liabilities at September 30, 2015 and December 31, 2014 is as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014
Gross deferred tax assets	$335,229	348,116
Valuation allowance	(29,416)	(35,541)
Deferred tax assets, net of valuation allowance	305,813	312,575
Deferred tax liabilities	38,572	40,728
Net deferred tax assets	$267,241	271,847
During the second quarter of 2015, the Company recorded adjustments to the valuation allowance against its net deferred tax assets, which were reflected as a benefit for income taxes in the consolidated statements of income. These adjustments primarily resulted from the generation of capital gains, changes in state tax rates and changes in estimates associated with certain federal and state tax attributes (net operating loss carryforwards, capital loss carryforwards, contributions, state rates and credits). Additionally, based upon forecasted pre-tax earnings, the Company determined that additional deferred tax assets will be utilized prior to their expiration and thus, additional federal and state valuation allowances were reversed and recorded as a benefit for income taxes in the consolidated statements of income. The adjustments to the valuation allowance against our net deferred tax assets for the nine months ended September 30, 2015 are reflected in the following table:

(dollars in thousands)	Federal	State	Total
Change in forecasted earnings	$(2,134)	(1,163)	(3,297)
Generation of capital gain on single issuer’s common stock sale	(2,943)	(738)	(3,681)
Changes in estimates associated with certain federal & state tax attributes	342	511	853
Total decrease in deferred tax asset valuation allowance	$(4,735)	(1,390)	(6,125)
At September 30, 2015 and December 31, 2014, for federal income tax purposes, the Company had net operating loss carryforwards of approximately $535.1 million and $529.3 million, respectively. For state income tax purposes, the Company had net operating loss carryforwards of approximately $716.8 million and $719.5 million at September 30, 2015 and December 31, 2014, respectively, and a related deferred tax asset of $58.7 million.

NOTE 13 – BUSINESS SEGMENT RESULTS
The Company’s business segment is First Bank. The reportable business segment is consistent with the management structure of the Company, First Bank and the internal reporting system that monitors performance. First Bank provides similar products and services in its defined geographic areas through its branch network. The products and services offered include a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, First Bank markets combined basic services for various client groups, including packaged accounts for more affluent clients, and sweep accounts, lock-box deposits and cash management products for commercial clients. First Bank also offers consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans and small business lending. Other financial services include mortgage banking, debit cards, brokerage services, internet banking, remote deposit, mobile banking, automated teller machine (“ATMs”), telephone banking, safe deposit boxes, and trust and private banking services. The revenues generated by First Bank and its subsidiaries consist primarily of interest income generated from the loan and investment security portfolios, service charges and fees generated from deposit products and services, and fees generated by the Company’s mortgage banking and trust and private banking business units. The Company’s products and services are currently offered to clients primarily within its geographic areas, which currently include eastern Missouri, southern Illinois, and southern and northern California, and previously included Florida’s Bradenton, Palmetto and Longboat Key communities prior to the sale of the Florida branch banking offices in September 2015. Certain loan products are available nationwide. The business segment results are consistent with the Company’s internal reporting system and, in all material respects, with GAAP and practices predominant in the banking industry. The business segment results are summarized as follows:

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
(dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Balance sheet information:
Investment securities	$1,925,134	2,063,837	—	—	1,925,134	2,063,837
Total loans	3,435,555	3,149,243	—	—	3,435,555	3,149,243
FRB and FHLB stock	30,707	30,458	—	—	30,707	30,458
Total assets	5,881,902	5,847,778	50,395	47,013	5,932,297	5,894,791
Deposits	4,931,182	4,871,140	(33,142)	(21,636)	4,898,040	4,849,504
Securities sold under agreements to repurchase	31,672	64,875	—	—	31,672	64,875
Subordinated debentures	—	—	354,343	354,286	354,343	354,286
Stockholders’ equity	876,009	871,301	(343,370)	(358,857)	532,639	512,444

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Income statement information:
Interest income	$45,447	41,945	—	—	45,447	41,945
Interest expense	2,434	2,056	3,075	3,042	5,509	5,098
Net interest income (loss)	43,013	39,889	(3,075)	(3,042)	39,938	36,847
(Benefit) provision for loan losses	—	(5,000)	—	—	—	(5,000)
Net interest income (loss) after (benefit) provision for loan losses	43,013	44,889	(3,075)	(3,042)	39,938	41,847
Noninterest income	17,552	13,579	93	92	17,645	13,671
Noninterest expense	46,242	46,148	61	148	46,303	46,296
Income (loss) before provision (benefit) for income taxes	14,323	12,320	(3,043)	(3,098)	11,280	9,222
Provision (benefit) for income taxes	5,506	4,296	(1,066)	(1,084)	4,440	3,212
Net income (loss)	8,817	8,024	(1,977)	(2,014)	6,840	6,010
Net income (loss) attributable to noncontrolling interest in subsidiary	10	(32)	—	—	10	(32)
Net income (loss) attributable to First Banks, Inc.	$8,807	8,056	(1,977)	(2,014)	6,830	6,042

	First Bank		Corporate, Other and Intercompany Reclassifications		Consolidated Totals
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Income statement information:
Interest income	$133,097	126,691	—	30	133,097	126,721
Interest expense	6,695	6,148	9,122	9,862	15,817	16,010
Net interest income (loss)	126,402	120,543	(9,122)	(9,832)	117,280	110,711
(Benefit) provision for loan losses	(7,500)	(5,000)	—	—	(7,500)	(5,000)
Net interest income (loss) after (benefit) provision for loan losses	133,902	125,543	(9,122)	(9,832)	124,780	115,711
Noninterest income	58,039	41,495	275	298	58,314	41,793
Noninterest expense	152,828	131,981	404	(116)	153,232	131,865
Income (loss) before provision (benefit) for income taxes	39,113	35,057	(9,251)	(9,418)	29,862	25,639
Provision (benefit) for income taxes	10,847	10,317	(3,238)	(1,270)	7,609	9,047
Net income (loss)	28,266	24,740	(6,013)	(8,148)	22,253	16,592
Net income (loss) attributable to noncontrolling interest in subsidiary	37	(86)	—	—	37	(86)
Net income (loss) attributable to First Banks, Inc.	$28,229	24,826	(6,013)	(8,148)	22,216	16,678
NOTE 14 – TRANSACTIONS WITH RELATED PARTIES
First Services, L.P. First Services, L.P. (“First Services”), a limited partnership indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, provides information technology, item processing and various related services to the Company and First Bank. Fees charged by First Services to First Bank (net of payments from First Services to First Bank for rental of information technology and other equipment) were $4.7 million and $14.5 million for the three and nine months ended September 30, 2015, respectively, and $5.0 million and $15.0 million for the comparable periods in 2014. In addition, First Services paid $435,000 and $1.3 million, respectively, for the three and nine months ended September 30, 2015 and 2014, in rental payments to First Bank for occupancy of certain First Bank premises from which business is conducted.
First Services has an Affiliate Services Agreement with the Company and First Bank that relates to various services provided to First Services, including certain human resources, payroll, employee benefit and training services, accounting services, insurance services, vendor payment processing services and advisory services. Fees incurred under the Affiliate Services Agreement by First Services were $54,000 and $162,000 for the three and nine months ended September 30, 2015, respectively, and $60,000 and $180,000 for the comparable periods in 2014.
First Brokerage America, L.L.C. First Brokerage America, L.L.C. (“First Brokerage”), a limited liability company indirectly owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, received approximately $900,000 and $2.9 million for the three and nine months ended September 30, 2015, respectively, and $1.2 million and $3.5 million for the comparable periods in 2014, in gross commissions paid by unaffiliated third-party companies. The commissions received primarily resulted from sales of annuities, securities and other insurance products to clients of First Bank. First Brokerage paid $73,000 and $293,000 for the three and nine months ended September 30, 2015, respectively, and $113,000 and $355,000 for the comparable periods in 2014, to First Bank in rental payments for occupancy of certain First Bank premises from which brokerage business is conducted.
Dierbergs Markets, Inc. First Bank leases certain of its in-store branch offices and ATM sites from Dierbergs Markets, Inc., a grocery store chain headquartered in St. Louis, Missouri that is owned and operated by the brother of the Company’s Chairman and members of his immediate family. Total rent expense incurred by First Bank under the lease obligation contracts was $120,000 and $373,000 for the three and nine months ended September 30, 2015, respectively, and $126,000 and $378,000 for the comparable periods in 2014.
First Capital America, Inc. / FB Holdings, LLC. The Company formed FB Holdings, a limited liability company organized in the state of Missouri, in May 2008. FB Holdings operates as a majority-owned subsidiary of First Bank and was formed for the primary purpose of holding and managing certain nonperforming loans and assets and to permit an efficient vehicle for the investment of additional capital by the Company’s sole owner of its Class A and Class B preferred stock. First Bank owned 53.23% and FCA, a corporation owned by the Company’s Chairman and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, owned the remaining 46.77% of FB Holdings as of September 30, 2015. FCA’s ownership in FB Holdings is reflected as a component of stockholders’ equity in the consolidated balance sheets.
Loans to Directors, Executive Officers and/or their Affiliates. First Bank has had in the past, and may have in the future, loan transactions in the ordinary course of business with its directors, executive officers and/or their affiliates. Loans to directors, their affiliates and executive officers of the Company were $6.7 million and $28.8 million at September 30, 2015 and December 31, 2014, respectively. First Bank does not extend credit to its officers or to officers of the Company, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles, personal credit card accounts and deposit account overdraft protection under a plan whereby a credit limit has been established in accordance with First Bank’s standard credit criteria.
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
NOTE 16 – SUBSEQUENT EVENT
On November 10, 2015, the Company issued a Notice of Redemption with respect to its 8.15% junior subordinated debentures due June 30, 2033 relating to the outstanding 8.15% Cumulative Trust Preferred Securities (the “Trust Securities”) issued by First Preferred Capital Trust IV (the “Trust”), and which are guaranteed on a subordinated basis by the Company. An aggregate principal amount of junior subordinated debentures of $47.4 million is expected to be redeemed on December 31, 2015, plus accrued and unpaid interest to the redemption date. As a result of the notice from the Company, the Trust has issued a Notice of Redemption with respect to the Trust Securities, which are expected to be redeemed on December 31, 2015 to the extent of applicable proceeds from the contemporaneous redemption of the junior subordinated debentures, including accrued and unpaid distributions to the redemption date. In connection with the redemption, the Company expects that the Trust Securities will be delisted from the New York Stock Exchange pursuant to a Form 25 and to effect deregistration of its reporting obligations with the U.S. Securities and Exchange Commission pursuant to a Form 15.

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
OVERVIEW AND RECENT DEVELOPMENTS
We (the “Company”) are a registered bank holding company incorporated in Missouri in 1978 and headquartered in St. Louis, Missouri. We operate through our wholly owned subsidiary bank holding company, The San Francisco Company (“SFC”), headquartered in St. Louis, Missouri, and SFC’s wholly owned subsidiary bank, First Bank, also headquartered in St. Louis, Missouri. First Bank operates through its branch banking offices and subsidiaries. First Bank’s subsidiaries are wholly owned at September 30, 2015 except FB Holdings, LLC (“FB Holdings”), which is 53.23% owned by First Bank and 46.77% owned by First Capital America, Inc. (“FCA”), a corporation owned and operated by the Company’s Chairman of the Board and members of his immediate family, including Mr. Michael Dierberg, Vice Chairman of the Company, and Ms. Ellen Dierberg Milne, Director of the Company, as further described in Note 14 to our consolidated financial statements.
First Bank currently operates 111 branch banking offices in eastern Missouri, southern Illinois, and southern and northern California. Through First Bank, we offer a broad range of financial services, including commercial and personal deposit products, commercial and consumer lending, and many other financial products and services.
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

•
Allow non-advanced banking organizations, such as us, a one-time option to permanently exclude certain accumulated other comprehensive income components, such as unrealized gains and losses on available-for-sale investment securities, out of regulatory capital. We exercised the option to permanently exclude these items out of regulatory capital during the first quarter of 2015.

The Final Capital Rules revise the capital levels for depository institutions under the prompt corrective action regulations for depository institutions.
First Bank was categorized as well capitalized at September 30, 2015 under the prompt corrective action provisions of the regulatory capital standards. The Company was not categorized as adequately capitalized under minimum regulatory capital standards established for bank holding companies by the Federal Reserve at September 30, 2015 as a result of not meeting the required common equity Tier 1 requirement under the Final Capital Rules, as further described below and in Note 10 to our consolidated financial statements.
The calculation of common equity Tier 1 capital is different from the calculation of common equity under U.S. generally accepted accounting principles (“GAAP”). Most significantly for the Company, the Company's net deferred tax assets, which are included in the calculation of common equity under GAAP, will be substantially phased out over time from the applicable calculation of common equity Tier 1 capital for regulatory purposes. To illustrate the difference between common equity under GAAP and common equity Tier 1 capital for regulatory purposes, the Company’s common equity under GAAP as of September 30, 2015 was $113.0 million, which includes net deferred tax assets of $267.2 million. In 2016 (when the initial requirement of the capital conservation buffer becomes effective), the majority of the Company’s net deferred tax assets will be excluded from the regulatory calculation of common equity Tier 1 capital due to the phase-in requirements of the Final Capital Rules. As a direct result of this exclusion and the phase in of other required changes in the regulatory calculation of common equity Tier 1 capital, if, hypothetically, the Company were to apply the regulatory capital rules applicable in 2016 as of September 30, 2015, the Company’s common equity Tier 1 capital as of September 30, 2015 using the rules applicable in 2016 would be negative $85.6 million, or $198.7 million less than the Company’s common equity under GAAP. As previously noted, the capital conservation buffer requirement increases annually through 2019. The net deferred tax assets attributable to net operating loss and tax credit carryforwards, which comprised over 90.5% of the Company's net deferred tax assets as of September 30, 2015, are scheduled to be substantially phased out of the calculation of common equity Tier 1 capital in 2018. In addition, the inclusion of trust preferred securities eligible for Tier 1 capital is more limited under the Final Capital Rules. Furthermore, the Company’s noncontrolling interest in subsidiary, which was $93.8 million as of September 30, 2015, will be phased out entirely from inclusion in the calculation of Tier 1 capital by 2018. As of September 30, 2015, the amount of noncontrolling interest in subsidiary that was eligible for inclusion in the calculation of Tier 1 capital was $56.3 million.
The Company did not meet the common equity Tier 1 capital requirement at September 30, 2015, and absent a substantial increase in qualifying common equity, the Company will not meet the common equity Tier 1 capital requirement under the Final Capital Rules in the future. The inability to be categorized as adequately capitalized under the Final Capital Rules could materially adversely impact our financial condition, results of operations, ability to grow, and ability to make dividend payments and interest payments on capital stock and trust preferred securities. For additional information regarding the Final Capital Rules, see Note 10 to our consolidated financial statements.
RESULTS OF OPERATIONS
Executive Summary. We recorded net income of $6.8 million and $22.2 million for the three and nine months ended September 30, 2015, respectively, compared to $6.0 million and $16.7 million for the comparable periods in 2014.
Our net interest margin increased six and three basis points to 2.80% and 2.82% for the three and nine months ended September 30, 2015, respectively, from 2.74% and 2.79% for the comparable periods in 2014.
Net interest income, expressed on a tax-equivalent basis, increased $3.1 million and $6.5 million to $40.0 million and $117.3 million for the three and nine months ended September 30, 2015, respectively, from $36.9 million and $110.8 million for the comparable periods in 2014.
We did not record a provision for loan losses for the three months ended September 30, 2015. We recorded a negative provision for loan losses of $7.5 million for the nine months ended September 30, 2015. We recorded a negative provision for loan losses of $5.0 million for the three and nine months ended September 30, 2014.
Noninterest income increased $4.0 million and $16.5 million to $17.6 million and $58.3 million for the three and nine months ended September 30, 2015, respectively, from $13.7 million and $41.8 million for the comparable periods in 2014.
Noninterest expense increased $7,000 and $21.4 million to $46.3 million and $153.2 million for the three and nine months ended September 30, 2015, respectively, from $46.3 million and $131.9 million for the comparable periods in 2014.
Total assets increased $37.5 million to $5.93 billion at September 30, 2015, from $5.89 billion at December 31, 2014.
Total loans increased $286.3 million to $3.44 billion at September 30, 2015, from $3.15 billion at December 31, 2014.
Investment securities decreased $138.7 million to $1.93 billion at September 30, 2015, from $2.06 billion at December 31, 2014.
Deposits increased $48.5 million to $4.90 billion at September 30, 2015, from $4.85 billion at December 31, 2014.
Nonperforming assets, comprised of nonaccrual loans, other real estate and other nonperforming assets, decreased $76.0 million, or 67.1%, to $37.2 million at September 30, 2015, from $113.1 million at December 31, 2014. Nonaccrual loans decreased $33.0 million, or 57.4%, to $24.5 million at September 30, 2015, from $57.5 million at December 31, 2014, primarily driven by the sale of a single $18.4 million multi-family residential loan relationship in our Chicago region during the second quarter of 2015 resulting in a loan recovery of $2.1 million. Other real estate and other nonperforming assets decreased $43.0 million, or 77.2%, to $12.7 million at September 30, 2015, from $55.7 million at December 31, 2014, primarily driven by the sale of a single property in our Southern California region during the first quarter of 2015 with a carrying value of $37.6 million at a net gain of $4.6 million.
On March 6, 2015, as amended on June 25, 2015, First Bank entered into a Branch Purchase and Assumption Agreement with Bank of Stockton that provided for the sale of certain assets and the transfer of certain liabilities of First Bank’s three retail branch banking offices located in Napa, Brentwood and Fairfield, California (“California Branch Sale”). The transaction was completed on September 25, 2015, as further described in Note 2 to our consolidated financial statements.
On May 20, 2015, First Bank entered into a Branch Purchase and Assumption Agreement with Fidelity Bank that provided for the sale of certain assets and the transfer of certain liabilities of First Bank’s remaining eight retail branch banking offices located in Bradenton, Palmetto and Longboat Key, Florida (“Florida Branch Sale”). The transaction was completed on September 11, 2015, as further described in Note 2 to our consolidated financial statements.
Net Interest Income and Average Balance Sheets. The primary source of our income is net interest income. The following table sets forth, on a tax-equivalent basis, certain information on a continuing operations basis relating to our average balance sheets, and reflects the average yield earned on our interest-earning assets, the average cost of our interest-bearing liabilities and the resulting net interest income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015			2014			2015			2014
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS:
Interest-earning assets:
Loans (1)(2)(3)	$3,388,619	32,607	3.82%	$2,927,233	29,446	3.99%	$3,264,035	93,736	3.84%	$2,913,366	88,728	4.07%
Investment securities (3)	2,045,694	12,364	2.40	2,133,243	11,992	2.23	2,076,073	37,971	2.45	2,155,334	36,572	2.27
FRB and FHLB stock	30,563	362	4.70	30,554	362	4.70	30,446	1,081	4.75	30,647	1,080	4.71
Short-term investments	200,690	136	0.27	253,227	174	0.27	184,688	378	0.27	219,822	436	0.27
Total interest-earning assets	5,665,566	45,469	3.18	5,344,257	41,974	3.12	5,555,242	133,166	3.20	5,319,169	126,816	3.19
Nonearning assets	492,154			534,304			502,933			538,776
Total assets	$6,157,720			$5,878,561			$6,058,175			$5,857,945
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand	$751,628	123	0.06%	$701,038	97	0.05%	$732,276	310	0.06%	$686,703	266	0.05%
Savings and money market	2,080,446	1,264	0.24	1,872,384	822	0.17	1,990,316	3,144	0.21	1,856,466	2,335	0.17
Time deposits of $100 or more	331,264	457	0.55	362,200	471	0.52	354,269	1,416	0.53	379,836	1,440	0.51
Other time deposits	519,224	565	0.43	605,119	661	0.43	541,146	1,752	0.43	626,166	2,078	0.44
Total interest-bearing deposits	3,682,562	2,409	0.26	3,540,741	2,051	0.23	3,618,007	6,622	0.24	3,549,171	6,119	0.23
Other borrowings	36,049	9	0.10	49,333	(1)	(0.01)	46,357	34	0.10	44,797	5	0.01
Subordinated debentures	354,334	3,091	3.46	354,258	3,048	3.41	354,315	9,161	3.46	354,239	9,886	3.73
Total interest-bearing liabilities	4,072,945	5,509	0.54	3,944,332	5,098	0.51	4,018,679	15,817	0.53	3,948,207	16,010	0.54
Noninterest-bearing liabilities:
Demand deposits	1,439,076			1,312,597			1,400,097			1,275,848
Other liabilities	116,144			112,807			114,414			131,640
Total liabilities	5,628,165			5,369,736			5,533,190			5,355,695
Stockholders’ equity	529,555			508,825			524,985			502,250
Total liabilities and stockholders’ equity	$6,157,720			$5,878,561			$6,058,175			$5,857,945

Net interest income		39,960			36,876			117,349			110,806
Interest rate spread			2.64			2.61			2.67			2.65
Net interest margin (4)			2.80%			2.74%			2.82%			2.79%
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)
Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were $22,000 and $69,000 for the three and nine months ended September 30, 2015, respectively, and $29,000 and $95,000 for the comparable periods in 2014.

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
Net interest income, expressed on a tax-equivalent basis, increased $3.1 million and $6.5 million to $40.0 million and $117.3 million for the three and nine months ended September 30, 2015, respectively, from $36.9 million and $110.8 million for the comparable periods in 2014. Our net interest margin increased six and three basis points to 2.80% and 2.82% for the three and nine months ended September 30, 2015, respectively, from 2.74% and 2.79% for the comparable periods in 2014.
We attribute the increase in our net interest margin for the three and nine months ended September 30, 2015, as compared to the comparable periods in 2014, to an increase in the yield earned on our investment securities and an increase in the average balance of loans, partially offset by a decrease in the average yield on loans associated with competitive market conditions. The increase in our net interest margin for the nine months ended September 30, 2015, as compared to the comparable period in 2014, also reflects a reduction in the weighted average rate paid on our junior subordinated debentures, as further discussed below. The average yield earned on our interest-earning assets increased six basis points and one basis point to 3.18% and 3.20% for the three and nine months ended September 30, 2015, respectively, from 3.12% and 3.19% for the comparable periods in 2014. The average rate paid on our interest-bearing liabilities increased three basis points to 0.54% for the three months ended September 30, 2015, from 0.51% for the comparable period in 2014, and decreased one basis point to 0.53% for the nine months ended September 30, 2015, from 0.54% for the comparable period in 2014. Average interest-earning assets increased $321.3 million and $236.1 million, and average interest-bearing liabilities increased $128.6 million and $70.5 million for the three and nine months ended September 30, 2015, respectively, as compared to the comparable periods in 2014.
Interest income on our loan portfolio, expressed on a tax-equivalent basis, increased $3.2 million and $5.0 million for the three and nine months ended September 30, 2015, respectively, as compared to the comparable periods in 2014. Average loans increased $461.4 million and $350.7 million to $3.39 billion and $3.26 billion for the three and nine months ended September 30, 2015, respectively, as compared to $2.93 billion and $2.91 billion for the comparable periods in 2014, while the yield on our loan portfolio decreased 17 and 23 basis points to 3.82% and 3.84% for the three and nine months ended September 30, 2015, respectively, from 3.99% and 4.07% for the comparable periods in 2014. The increase in average loans primarily reflects continued growth in our loan production volumes. The yield on our loan portfolio continues to be adversely impacted by the lower levels of prime and LIBOR interest rates, as a significant portion of our loan portfolio is priced to these indices, as well as significant competitive pressure on interest rates on new loan originations throughout our markets. However, continued growth in loan volumes is expected to positively impact the level of earnings on our loan portfolio in the future.
Interest income on our investment securities portfolio, expressed on a tax-equivalent basis, increased $372,000 and $1.4 million for the three and nine months ended September 30, 2015, respectively, as compared to the comparable periods in 2014. Average investment securities decreased $87.5 million and $79.3 million for the three and nine months ended September 30, 2015, respectively, as compared to the comparable periods in 2014. The yield earned on our investment securities portfolio increased 17 and 18 basis points to 2.40% and 2.45% for the three and nine months ended September 30, 2015, respectively, from 2.23% and 2.27% for the comparable periods in 2014. The increase in interest income and the yield on our investment securities for the three and nine months ended September 30, 2015, as compared to the comparable periods in 2014, primarily reflects the receipt of prepayment penalties collected on certain held-to-maturity interest-only strip investments. We continue to maintain a high level of investment securities in an effort to support future loan growth opportunities and other asset-liability management purposes.
Interest expense on our interest-bearing deposits increased $358,000 and $503,000 for the three and nine months ended September 30, 2015, respectively, as compared to the comparable periods in 2014. Average interest-bearing deposits increased $141.8 million and $68.8 million for the three and nine months ended September 30, 2015, respectively, as compared to the comparable periods in 2014. The increase in average interest-bearing deposits for the three and nine months ended September 30, 2015, as compared to the comparable periods in 2014, reflects organic growth in aggregate average interest-bearing demand deposits and savings and money market deposits of $258.7 million and $179.4 million, respectively, through deposit development programs, including marketing campaigns and enhanced product and service offerings, partially offset by a decrease in average time deposits of $116.8 million and $110.6 million, respectively. The aggregate weighted average rate paid on our interest-bearing deposit portfolio increased three basis points and one basis point to 0.26% and 0.24% for the three and nine months ended September 30, 2015, respectively, as compared to 0.23% for the three and nine months ended September 30, 2014. The weighted average rate paid on our time deposit portfolio increased two basis points to 0.48% for the three months ended September 30, 2015, from 0.46% for the comparable period in 2014, and remained unchanged at 0.47% for the nine months ended September 30, 2015 and 2014; the weighted average rate paid on our savings and money market deposit portfolio increased seven and four basis points to 0.24% and 0.21% for the three and nine months ended September 30, 2015, respectively, from 0.17% for the three and nine months ended

September 30, 2014; and the weighted average rate paid on our interest-bearing demand deposits increased to 0.06% for the three and nine months ended September 30, 2015, from 0.05% for the three and nine months ended September 30, 2014.
Interest expense on our junior subordinated debentures increased $43,000 and decreased $725,000 for the three and nine months ended September 30, 2015, respectively, as compared to the comparable periods in 2014. The aggregate weighted average rate paid on our junior subordinated debentures increased five basis points to 3.46% for the three months ended September 30, 2015, from 3.41% for the comparable period in 2014, and decreased 27 basis points to 3.46% for the nine months ended September 30, 2015, from 3.73% for the comparable period in 2014. The aggregate weighted average rates are impacted by changes in LIBOR rates, as approximately 79.4% of our junior subordinated debentures are variable rate. The aggregate weighted average rates also reflect additional interest expense accrued on the regularly scheduled deferred interest payments on our junior subordinated debentures until March 2014, when we paid all of the cumulative deferred interest. The additional interest expense accrued on the regularly scheduled deferred interest payments increased the weighted average rate paid on our junior subordinated debentures by 30 basis points for the nine months ended September 30, 2014. In connection with our ongoing efforts to reduce interest and non-interest expense and to the extent we have the capital capacity to do so, we may from time to time consider the potential redemption of one or more tranches of our trust preferred securities, including those that are publicly held. The Company elected to redeem the trust preferred securities that are publicly held on December 31, 2015, as more fully described in Note 16 to our consolidated financial statements.
Rate / Volume. The following table indicates, on a tax-equivalent basis, the changes in interest income and interest expense on a continuing basis that are attributable to changes in average volume and changes in average rates, for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

	Increase (Decrease) Attributable to Change in:
	Three Months Ended September 30, 2015 Compared to 2014			Nine Months Ended September 30, 2015 Compared to 2014
(dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest earned on:
Loans (1) (2) (3)	$4,463	(1,302)	3,161	10,229	(5,221)	5,008
Investment securities (3)	(510)	882	372	(1,395)	2,794	1,399
FRB and FHLB stock	—	—	—	(8)	9	1
Short-term investments	(38)	—	(38)	(58)	—	(58)
Total interest income	3,915	(420)	3,495	8,768	(2,418)	6,350
Interest paid on:
Interest-bearing demand deposits	7	19	26	11	33	44
Savings and money market deposits	94	348	442	190	619	809
Time deposits	(153)	43	(110)	(350)	—	(350)
Other borrowings	—	10	10	—	29	29
Subordinated debentures	1	42	43	2	(727)	(725)
Total interest expense	(51)	462	411	(147)	(46)	(193)
Net interest income	$3,966	(882)	3,084	8,915	(2,372)	6,543
____________________

(1)	For purposes of these computations, nonaccrual loans are included in the average loan amounts.

(2)	Interest income on loans includes loan fees.

(3)	Information is presented on a tax-equivalent basis assuming a tax rate of 35%.
(Benefit) Provision for Loan Losses. We did not record a provision for loan losses for the three months ended September 30, 2015. We recorded a negative provision for loan losses of $7.5 million for the nine months ended September 30, 2015, which was attributable to the significant continued improvement in our overall asset quality levels, as further discussed under “—Loans and Allowance for Loan Losses.” We recorded a negative provision for loan losses of $5.0 million for the three and nine months ended September 30, 2014, primarily attributable to the aggregate payoff of $54.1 million of potential problem real estate construction and development loans in a single credit relationship in our Southern California region and an upgrade of a related credit from potential problem to pass classification, in addition to net loan recoveries of $1.7 million recorded during the third quarter of 2014.
Our potential problem loans were $16.3 million at September 30, 2015, compared to $25.2 million at December 31, 2014 and $26.6 million at September 30, 2014, reflecting a 35.2% decrease in potential problem loans since December 31, 2014 and a 38.8% decrease in potential problem loans year-over-year. Our nonaccrual loans were $24.5 million at September 30, 2015, compared to $57.5 million at December 31, 2014 and $47.9 million at September 30, 2014, reflecting a 57.4% decrease in nonaccrual loans since December 31, 2014 and a 48.8% decrease in nonaccrual loans year-over-year. The decrease in the overall level of potential problem loans and nonaccrual loans at September 30, 2015, as compared to September 30, 2014, was primarily driven by the resolution of certain potential problem and nonaccrual loans, and reflects our continued progress with respect to the successful implementation of initiatives designed to reduce the overall balance of nonaccrual and other potential problem loans and assets.

We recorded net loan recoveries of $953,000 and $395,000 for the three and nine months ended September 30, 2015, respectively, compared to net loan recoveries of $1.7 million and net loan charge-offs of $1.3 million for the comparable periods in 2014. Our annualized net loan (recoveries) charge-offs were (0.11)% and (0.02)% of average loans for the three and nine months ended September 30, 2015, respectively, compared to (0.23)% and 0.06% of average loans for the comparable periods in 2014. Loan charge-offs were $1.2 million and $8.3 million for the three and nine months ended September 30, 2015, respectively, compared to $2.2 million and $11.9 million for the comparable periods in 2014, and loan recoveries were $2.1 million and $8.7 million for the three and nine months ended September 30, 2015, respectively, compared to $3.9 million and $10.6 million for the comparable periods in 2014.
Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under “—Loans and Allowance for Loan Losses.”
Noninterest Income. Noninterest income increased $4.0 million and $16.5 million to $17.6 million and $58.3 million for the three and nine months ended September 30, 2015, respectively, from $13.7 million and $41.8 million for the comparable periods in 2014. The increase in our noninterest income for the first nine months of 2015, as compared to the comparable period in 2014, was primarily attributable to an increase in gains on loans sold and held for sale, increased net gains on investment securities and increased net gains on sales of other real estate and retail branch offices. The following table summarizes noninterest income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
(dollars in thousands)	2015	2014	Amount	%	2015	2014	Amount	%
Noninterest income:
Service charges on deposit accounts and client service fees	$8,397	8,948	(551)	(6.2)%	$25,040	25,948	(908)	(3.5)%
Gain on loans sold and held for sale	2,230	1,393	837	60.1	7,160	3,812	3,348	87.8
Net gain (loss) on investment securities	868	(1)	869	NM	8,069	1,278	6,791	531.4
Net gain on sale of other real estate	139	148	(9)	(6.1)	5,327	1,282	4,045	315.5
Net gain on sale of retail branch offices	3,331	—	3,331	NM	3,331	—	3,331	NM
Decrease in fair value of servicing rights	(1,902)	(501)	(1,401)	(279.6)	(2,942)	(1,634)	(1,308)	(80.0)
Loan servicing fees	1,521	1,627	(106)	(6.5)	4,770	5,002	(232)	(4.6)
Other	3,061	2,057	1,004	48.8	7,559	6,105	1,454	23.8
Total noninterest income	$17,645	13,671	3,974	29.1	$58,314	41,793	16,521	39.5
The decrease in service charges on deposit accounts and client service fees for the three and nine months ended September 30, 2015, as compared to the comparable periods in 2014, primarily reflects lower non-sufficient funds and returned check fee income on retail and commercial accounts.
The increase in gains on loans sold and held for sale for the three and nine months ended September 30, 2015, as compared to the comparable periods in 2014, was primarily attributable to an increase in loan production volumes in our mortgage banking division during the periods, as new interest rate lock commitments increased to $98.3 million and $318.8 million for the three and nine months ended September 30, 2015, respectively, from $73.3 million and $205.1 million for the comparable periods in 2014. The increase in loan production volume was primarily associated with an increase in both purchase and refinancing activity in our mortgage banking division.
Net gains on investment securities for the nine months ended September 30, 2015 include a gain on the sale of a single issuer’s common stock of $8.4 million during the second quarter of 2015, partially offset by sales of certain other securities at a net loss for asset-liability management purposes and to partially fund the Florida Branch Sale and the California Branch Sale.
The increase in net gains on sales of other real estate for the nine months ended September 30, 2015, as compared to the comparable period in 2014, was primarily attributable to sales of other real estate properties with an aggregate carrying value of $48.7 million at a net gain of $5.3 million during the nine months ended September 30, 2015, including the sale of a single property in our Southern California region during the first quarter of 2015 with a carrying value of $37.6 million at a net gain of $4.6 million.
Net gains on the sale of retail branch offices for the three and nine months ended September 30, 2015 reflect a gain of $3.4 million on the sale of three retail branch offices in our Northern California region on September 25, 2015 and a loss of $62,000 on the sale of eight retail branch offices in our Northern Florida region on September 11, 2015, as further described in Note 2 to our consolidated financial statements.
The change in the fair value of mortgage and SBA servicing rights for all periods primarily reflects changes in mortgage interest rates and the related changes in estimated prepayment speeds during the periods, as well as changes in cash flow assumptions underlying SBA loans serviced for others.
The increase in other income for the three and nine months ended September 30, 2015, as compared to the comparable periods in 2014, primarily reflects a gain of $886,000 recognized on the sale and subsequent leaseback of a facility housing one of our retail branch offices in Southern California during the third quarter of 2015.

Noninterest Expense. Noninterest expense increased $7,000 and $21.4 million to $46.3 million and $153.2 million for the three and nine months ended September 30, 2015, respectively, from $46.3 million and $131.9 million for the comparable periods in 2014. The increase in our noninterest expense for the first nine months of 2015, as compared to the comparable period in 2014, was primarily attributable to an increase in salaries and employee benefits expenses and the recognition of certain restructuring charges associated with retail branch offices and other owned and leased facilities, partially offset by a lower level of expenses associated with our nonperforming assets and a decrease in FDIC insurance expense. The following table summarizes noninterest expense for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
(dollars in thousands)	2015	2014	Amount	%	2015	2014	Amount	%
Noninterest expense:
Salaries and employee benefits	$23,509	20,922	2,587	12.4%	$69,658	61,187	8,471	13.8%
Occupancy, net of rental income, and furniture and equipment	8,006	8,483	(477)	(5.6)	24,574	24,749	(175)	(0.7)
Postage, printing and supplies	546	558	(12)	(2.2)	1,657	1,751	(94)	(5.4)
Information technology fees	5,126	5,372	(246)	(4.6)	15,590	16,089	(499)	(3.1)
Legal, examination and professional fees	1,306	1,528	(222)	(14.5)	3,245	4,266	(1,021)	(23.9)
Advertising and business development	496	803	(307)	(38.2)	1,960	2,075	(115)	(5.5)
FDIC insurance	846	1,254	(408)	(32.5)	2,712	3,759	(1,047)	(27.9)
Write-downs and expenses on other real estate	803	2,068	(1,265)	(61.2)	1,510	3,406	(1,896)	(55.7)
Restructuring charges on retail branch offices and other facilities	961	—	961	NM	18,540	—	18,540	NM
Other	4,704	5,308	(604)	(11.4)	13,786	14,583	(797)	(5.5)
Total noninterest expense	$46,303	46,296	7	—	$153,232	131,865	21,367	16.2
The increase in salaries and employee benefits expense for the three and nine months ended September 30, 2015, as compared to the comparable periods in 2014, primarily reflects normal compensation increases, increases in staffing levels in certain key revenue-generating functions, an increase in incentive compensation and severance expense associated with retail branch closures and other efficiency and expense reduction measures. As a result of these measures as well as the Florida Branch Sale and the California Branch Sale, the majority of which were completed during the third quarter of 2015, we anticipate a reduction in certain salaries and employee benefits expenses in future periods.
The decrease in occupancy, net of rental income, and furniture and equipment expense for the three and nine months ended September 30, 2015, as compared to the comparable periods in 2014, reflects our efforts to consolidate retail branch offices and reduce square footage and overall occupancy expense, including the closure of seven retail branch offices in 2015, as further discussed below.
The decrease in information technology fees for the three and nine months ended September 30, 2015, as compared to the comparable periods in 2014, was associated with a reduction in fees paid to First Services, L.P., a limited partnership indirectly owned by our Chairman and members of his immediate family, as more fully described in Note 14 to our consolidated financial statements. The reduction in these fees is primarily reflective of lower information technology fees as a result of retail branch closures and sales.
The decrease in legal, examination and professional fees for the three and nine months ended September 30, 2015, as compared to the comparable periods in 2014, reflects a decline in legal expenses associated with loan collection activities and litigation matters, primarily attributable to the decline in our nonperforming assets.
The decrease in FDIC insurance expense is primarily a reflection of a reduction in our assessment rate.
The decrease in write-downs and expenses on other real estate for the three and nine months ended September 30, 2015, as compared to the comparable periods in 2014, reflects a reduction in the balance of our other real estate, most significantly the sale of a single property in our Southern California region in January 2015, as previously discussed, and expenses associated with this property during the nine months ended September 30, 2015, as compared to the comparable period in 2014. Other real estate decreased to $11.8 million at September 30, 2015, from $12.4 million at June 30, 2015 and $55.7 million at December 31, 2014 and September 30, 2014. Other real estate expenses, exclusive of write-downs, such as taxes, insurance, and repairs and maintenance, decreased $314,000 and $1.1 million to $137,000 and $512,000 for the three and nine months ended September 30, 2015, respectively, from $451,000 and $1.6 million for the comparable periods in 2014. Write-downs related to the re-valuation of certain other real estate properties decreased $951,000 and $816,000 to $666,000 and $998,000 for the three and nine months ended September 30, 2015, respectively, from $1.6 million and $1.8 million for the comparable periods in 2014.
We recorded certain restructuring charges associated with closed retail branch offices and other owned and leased facilities of $961,000 and $18.5 million for the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2015, these restructuring charges included $154,000 and $4.7 million, respectively, related to seven retail branches that have been closed in order to adjust the carrying value of these facilities to fair value less estimated selling costs and/or adjust leases to the present value of current market rental rates in comparison to the contractual obligations on the leased facilities. During the three and nine months ended September 30, 2015, in an effort to consolidate offices and reduce square footage and overall occupancy expense, these restructuring charges also included $807,000 and $13.0 million, respectively, on ten other non-retail branch facilities in order to adjust the carrying value of these facilities to fair value less estimated selling costs and/or adjust leases to the present value of current market rental rates in comparison to the contractual obligations on the leased facilities. These facilities include three former retail branch offices and an office building in the Florida market that we exited in September 2015, in addition to other facilities in areas of our California market where we had previously planned to open de novo retail branch offices but have since elected to consolidate office space in an effort to increase efficiency. These losses and adjustments will reduce our occupancy, net of rental income, and furniture and equipment expense in future periods as a result of the cessation of depreciation expense and/or the accrual for future rent expense.
Provision for Income Taxes. We recorded a provision for income taxes of $4.4 million and $7.6 million for the three and nine months ended September 30, 2015, respectively, as compared to $3.2 million and $9.0 million for the comparable periods in 2014. The effective tax rate was 39.4% and 25.5% for the three and nine months ended September 30, 2015, respectively, as compared to 34.8% and 35.3% for the comparable periods in 2014. The decrease in the effective tax rates for the nine months ended September 30, 2015, as compared to the comparable period in 2014, was primarily attributable to the reversal of $6.1 million of our valuation allowance against our net deferred tax assets, partially offset by an adjustment of $2.1 million associated with changes in state tax rates during the second quarter of 2015. Excluding these adjustments, the effective tax rate was 38.9% for the nine months ended September 30, 2015. See Note 12 to our consolidated financial statements for further information regarding income taxes.
FINANCIAL CONDITION
Total assets increased $37.5 million to $5.93 billion at September 30, 2015, from $5.89 billion at December 31, 2014. The increase in our total assets primarily reflects an increase in our loan portfolio, partially offset by a reduction in our cash and cash equivalents, investment securities portfolio, bank premises and equipment and other real estate, as further described below.
Cash and cash equivalents, which are comprised of cash and short-term investments, decreased $43.3 million to $162.1 million at September 30, 2015, from $205.4 million at December 31, 2014. A significant portion of funds in our short-term investments are maintained in our correspondent bank account with the Federal Reserve Bank of St. Louis (“FRB”), as further discussed under “—Liquidity Management.” The decrease in our cash and cash equivalents is primarily attributable to the following:

•	The sale of eight retail branch offices in our Northern Florida region on September 11, 2015, which resulted in a cash outflow of $116.0 million;

•	The sale of three retail branch offices in our Northern California region on September 25, 2015, which resulted in a cash outflow of $57.3 million;

•	An increase in loans of $339.2 million, exclusive of loans associated with the two branch sale transactions, loan charge-offs and transfers of loans to other real estate; and

•	A net decrease in our securities sold under agreements to repurchase of $33.2 million; partially offset by

•	A net decrease in our investment securities portfolio of $116.0 million, excluding amortization and the fair value adjustments on available-for-sale investment securities;

•	A net increase in deposits of $273.0 million, exclusive of deposits associated with the two branch sale transactions;

•	Proceeds from sales of other real estate of $54.0 million; and

•	Cash generated by operating earnings.
Investment securities decreased $138.7 million to $1.93 billion at September 30, 2015, from $2.06 billion at December 31, 2014. We sold certain investment securities during 2015 in anticipation of the completion of the Florida Branch Sale and the California Branch Sale, which were completed in September 2015. We continue to maintain a high level of investment securities in an effort to support future loan growth opportunities, maximize our net interest income and net interest margin, and maintain appropriate liquidity levels and appropriate diversification within our investment securities portfolio.
Loans, net of net deferred loan fees (“Total Loans”), increased $286.3 million to $3.44 billion at September 30, 2015, from $3.15 billion at December 31, 2014. The increase primarily reflects new loan production as a result of successful efforts to expand existing loan relationships and develop new loan relationships, in addition to the purchase of $40.6 million of performing one-to-four-family residential real estate loans from another financial institution during the second quarter of 2015. These increases were partially offset by the sale of an aggregate of $42.0 million of loans associated with the Florida Branch Sale and the California Branch Sale, as well as principal repayments, sales and/or payoffs of loans.
Bank premises and equipment, net of depreciation and amortization, decreased $27.2 million to $95.8 million at September 30, 2015, from $123.0 million at December 31, 2014. The decrease is primarily attributable to write-downs of $14.1 million associated with recording certain retail branches and other facilities that have been closed or were scheduled to be closed at fair value less estimated selling costs. The decrease also reflects the sale of an aggregate of $6.1 million of bank premises and equipment associated with the Florida Branch Sale and the California Branch Sale.
Other real estate decreased $43.9 million to $11.8 million at September 30, 2015, from $55.7 million at December 31, 2014. The decrease primarily reflects sales of other real estate properties with an aggregate carrying value of $48.7 million at a net gain of

$5.3 million, including the sale of a single property in our Southern California region during the first quarter of 2015 with a carrying value of $37.6 million at a net gain of $4.6 million.
Deposits increased $48.5 million to $4.90 billion at September 30, 2015, from $4.85 billion at December 31, 2014. The increase reflects organic growth in deposits, partially offset by the sale of $150.8 million of deposits associated with the Florida Branch Sale and the sale of $73.6 million of deposits associated with the California Branch Sale. Exclusive of these two branch sale transactions, we experienced growth in demand and savings and money market deposits of $179.9 million and $183.2 million, respectively, partially offset by a decrease in certificates of deposit of $90.2 million. The following table summarizes the composition of our deposit portfolio at September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014
Noninterest-bearing demand	$1,412,570	1,303,519
Interest-bearing demand	721,265	710,958
Savings and money market	1,984,103	1,909,150
Time deposits of $100 or more	297,016	354,717
Other time deposits	483,086	571,160
Total deposits	$4,898,040	4,849,504
Daily securities sold under agreements to repurchase (in connection with cash management activities of our commercial deposit clients) decreased $33.2 million to $31.7 million at September 30, 2015, from $64.9 million at December 31, 2014, primarily reflecting changes in client balances associated with this product segment.
Loans and Allowance for Loan Losses
Loan Portfolio Composition. The following table summarizes the composition of our loan portfolio by category at September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014
Commercial, financial and agricultural	$747,144	695,267
Real estate construction and development	148,548	89,851
Real estate mortgage:
One-to-four-family residential real estate:
Residential mortgage	705,377	621,168
Home equity	396,697	395,542
Multi-family residential	94,277	115,434
Commercial real estate	1,286,765	1,183,042
Consumer and installment	19,523	18,950
Loans held for sale	39,041	31,411
Net deferred loan fees	(1,817)	(1,422)
Total loans	$3,435,555	3,149,243
The following table summarizes the composition of our loan portfolio by geographic region and/or business segment at September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014
Southern California	$1,240,402	1,020,118
Missouri	709,749	713,543
Mortgage Banking Division	681,219	586,177
Northern California	502,504	438,918
Illinois	204,798	222,935
Chicago	40,687	65,411
Florida	15,595	51,459
Texas	9,517	12,509
Other	31,084	38,173
Total loans	$3,435,555	3,149,243
Total loans represented 57.9% of our assets as of September 30, 2015, compared to 53.4% of our assets at December 31, 2014. Total loans increased $286.3 million, or 9.1%, to $3.44 billion at September 30, 2015, from $3.15 billion at December 31, 2014. The increase in our loan portfolio during the first nine months of 2015 reflects new loan production as a result of successful efforts to expand existing loan relationships and develop new loan relationships, in addition to the purchase of $40.6 million of performing one-to-four-family residential real estate loans from another financial institution during the second quarter of 2015. These increases were partially offset by principal repayments and/or payoffs on loans and the sale of $30.3 million and $11.7 million of loans associated with the Florida Branch Sale and the California Branch Sale, respectively.
Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, other real estate and other nonperforming assets. The following table presents the categories of nonperforming assets and certain ratios as of September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014
Nonperforming Assets:
Nonaccrual loans:
Commercial, financial and agricultural	$5,402	9,486
Real estate construction and development	3,214	3,393
One-to-four-family residential real estate:
Residential mortgage	6,600	13,890
Home equity	4,602	6,831
Multi-family residential	290	19,731
Commercial real estate	4,361	4,122
Consumer and installment	17	23
Total nonaccrual loans	24,486	57,476
Other real estate and other nonperforming assets	12,695	55,666
Total nonperforming assets	$37,181	113,142

Total loans	$3,435,555	3,149,243

Performing troubled debt restructurings	$76,490	80,619

Loans past due 90 days or more and still accruing	$67	163

Ratio of:
Allowance for loan losses to loans	1.74%	2.12%
Nonaccrual loans to loans	0.71	1.83
Allowance for loan losses to nonaccrual loans	244.09	116.35
Nonperforming assets to loans, other real estate and other nonperforming assets	1.08	3.53
Our nonperforming assets decreased $76.0 million, or 67.1%, to $37.2 million at September 30, 2015, from $113.1 million at December 31, 2014, reflecting a decrease in both nonaccrual loans and other real estate.
The decrease in our nonaccrual loans of $33.0 million, or 57.4%, during the first nine months of 2015 reflects the resolution of nonaccrual loans in the majority of our loan categories. We sold a single $18.4 million multi-family residential nonaccrual loan relationship in our Chicago region during the second quarter of 2015, resulting in a loan recovery of $2.1 million.
The decrease in other real estate and other nonperforming assets of $43.0 million, or 77.2%, during the first nine months of 2015 was primarily driven by sales of other real estate properties with an aggregate carrying value of $48.7 million at a net gain of $5.3 million, including the sale of a single property in our Southern California region during the first quarter of 2015 with a carrying value of $37.6 million at a net gain of $4.6 million.
As of September 30, 2015 and December 31, 2014, loans identified by management as troubled debt restructurings (“TDRs”) aggregating $4.9 million and $26.5 million, respectively, were on nonaccrual status and were classified as nonperforming loans.
Performing Troubled Debt Restructurings. Our performing TDRs decreased $4.1 million, or 5.1%, to $76.5 million at September 30, 2015, from $80.6 million at December 31, 2014, primarily attributable to the payoff of a single $3.7 million commercial real estate performing TDR loan in our Southern California region during the third quarter of 2015. All of our performing TDRs at September 30, 2015 and a majority of our performing TDRs at December 31, 2015, which totaled $76.5 million and $76.2 million at September 30, 2015 and December 31, 2014, respectively, are comprised of one-to-four-family residential loans. Performing TDRs in the Home Affordable Modification Program (“HAMP”) totaled $68.9 million and $69.5 million at September 30, 2015 and December 31, 2014, respectively.
Potential Problem Loans. As of September 30, 2015 and December 31, 2014, loans aggregating $16.3 million and $25.2 million, respectively, which were not classified as nonperforming assets or performing TDRs, were identified by management as having potential credit problems (“Potential Problem Loans”). These loans are generally defined as commercial loans having an internally assigned grade of substandard and consumer loans which are greater than 30 days past due. Potential problem loans decreased $8.9 million, or 35.2%, during the first nine months of 2015, primarily attributable to upgrades to special mention status and payoffs received on certain commercial, financial and agricultural and commercial real estate potential problem loans. The following table presents the categories of our potential problem loans as of September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014
Commercial, financial and agricultural	$7,324	12,833
Real estate mortgage:
One-to-four-family residential	4,597	4,925
Multi-family residential	637	610
Commercial real estate	3,575	6,640
Consumer and installment	189	171
Total potential problem loans	$16,322	25,179
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
Allowance for Loan Losses. Our allowance for loan losses decreased to $59.8 million at September 30, 2015, from $66.9 million at December 31, 2014. The decrease in our allowance for loan losses during the first nine months of 2015 was attributable to a negative provision for loan losses of $7.5 million and net loan recoveries of $395,000. We primarily attribute the negative provision for loan losses of $7.5 million for the nine months ended September 30, 2015 to the continued improvement in our asset quality metrics, including the sale of a single $18.4 million multi-family residential nonaccrual loan relationship that resulted in a loan recovery of $2.1 million during the second quarter of 2015, in addition to other positive trends in our loan portfolio.
Our allowance for loan losses as a percentage of total loans was 1.74% and 2.12% at September 30, 2015 and December 31, 2014, respectively. The decrease in the allowance for loan losses as a percentage of total loans during the first nine months of 2015 was primarily attributable to the decrease in our nonaccrual loans and Potential Problem Loans, in addition to a continuing decrease in our historical net loan charge-off experience during the periods and improving trends in our loan portfolio. Our nonaccrual loans as a percentage of total loans decreased to 0.71% at September 30, 2015, from 1.83% at December 31, 2014.
Our allowance for loan losses as a percentage of nonaccrual loans was 244.09% and 116.35% at September 30, 2015 and December 31, 2014, respectively. The increase in the allowance for loan losses as a percentage of nonaccrual loans during the first nine months of 2015 was primarily attributable to the decrease in nonaccrual loans, a portion of which did not carry a specific allowance for loan losses as these loans had been charged down to the estimated fair value of the related collateral less estimated costs to sell.

The following table summarizes the changes in the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014
Allowance for loan losses, beginning of period	$58,816	78,018	66,874	81,033
Loans charged-off:
Commercial, financial and agricultural	(888)	(399)	(4,992)	(3,015)
Real estate construction and development	—	(2)	(178)	(67)
Real estate mortgage:
One-to-four-family residential:
Residential mortgage	(151)	(1,152)	(1,512)	(4,308)
Home equity	(21)	(164)	(387)	(635)
Multi-family residential	(29)	(71)	(227)	(3,155)
Commercial real estate	(73)	(436)	(918)	(645)
Consumer and installment	(27)	(10)	(70)	(96)
Total	(1,189)	(2,234)	(8,284)	(11,921)
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	1,095	1,763	3,520	3,778
Real estate construction and development	383	114	685	1,470
Real estate mortgage:
One-to-four-family residential:
Residential mortgage	436	805	1,435	2,742
Home equity	108	133	522	465
Multi-family residential	3	114	2,236	123
Commercial real estate	56	946	177	1,918
Consumer and installment	61	35	104	86
Total	2,142	3,910	8,679	10,582
Net loan recoveries (charge-offs)	953	1,676	395	(1,339)
(Benefit) provision for loan losses	—	(5,000)	(7,500)	(5,000)
Allowance for loan losses, end of period	$59,769	74,694	59,769	74,694
We recorded net loan recoveries of $953,000 and $395,000 for the three and nine months ended September 30, 2015, respectively, compared to net loan recoveries of $1.7 million and net loan charge-offs of $1.3 million for the comparable periods in 2014. We recorded a net loan recovery of $2.1 million associated with the sale of a single $18.4 million multi-family residential nonaccrual loan relationship in our former Chicago region during the second quarter of 2015. Our annualized net loan (recoveries) charge-offs as a percentage of average loans were (0.11)% and (0.02)% for the three and nine months ended September 30, 2015, respectively, compared to (0.23)% and 0.06% for the comparable periods in 2014.
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

The following table is a summary of the ratio of the allocated allowance for loan losses to loans by category as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Commercial, financial and agricultural	1.47%	1.81%
Real estate construction and development	1.59	3.88
Real estate mortgage:
One-to-four-family residential	1.91	2.37
Multi-family residential	3.58	4.88
Commercial real estate	1.71	1.77
Consumer and installment	0.38	0.81
Total	1.74	2.12
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
The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our President and Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, Chief Credit Officer, Chief Administrative and Risk Officer, Director of Retail Banking and certain other senior officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions that are either specifically directed by the ALCO or established by policy guidelines.
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

We are “asset-sensitive,” indicating that our assets would generally re-price with changes in interest rates more rapidly than our liabilities, and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 50 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous parallel decline in the interest yield curve of 50 basis points indicates a pre-tax projected loss of approximately 4.4% of net interest income, based on assets and liabilities at September 30, 2015. At September 30, 2015, we remain in an asset-sensitive position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with historically low interest rate levels, has negatively impacted our net interest income and is expected to continue to impact the level of our net interest income throughout the near future.
We also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of September 30, 2015, adjusted to account for anticipated prepayments:

(dollars in thousands)	Three Months or Less	Over Three through Six Months	Over Six through Twelve Months	Over One through Five Years	Over Five Years	Total
Interest-earning assets:
Loans (1)	$1,635,355	153,001	267,243	1,106,628	273,328	3,435,555
Investment securities	90,847	87,607	187,910	1,030,329	528,441	1,925,134
FRB and FHLB stock	30,707	—	—	—	—	30,707
Short-term investments	57,868	—	—	—	—	57,868
Total interest-earning assets	$1,814,777	240,608	455,153	2,136,957	801,769	5,449,264
Interest-bearing liabilities:
Interest-bearing demand deposits	$266,868	165,891	108,190	79,339	100,977	721,265
Money market deposits	1,681,193	—	—	—	—	1,681,193
Savings deposits	51,495	42,407	36,349	51,495	121,164	302,910
Time deposits	221,704	161,261	182,548	214,523	66	780,102
Securities sold under agreements to repurchase	31,672	—	—	—	—	31,672
Subordinated debentures	282,480	—	—	—	71,863	354,343
Total interest-bearing liabilities	$2,535,412	369,559	327,087	345,357	294,070	3,871,485
Interest-sensitivity gap:
Periodic	$(720,635)	(128,951)	128,066	1,791,600	507,699	1,577,779
Cumulative	(720,635)	(849,586)	(721,520)	1,070,080	1,577,779
Ratio of interest-sensitive assets to interest-sensitive liabilities:
Periodic	0.72	0.65	1.39	6.19	2.73	1.41
Cumulative	0.72	0.71	0.78	1.30	1.41
____________________

(1)	Loans are presented net of net deferred loan fees.
Management made certain assumptions in preparing the foregoing table. These assumptions included:

•	Loans will repay at projected repayment rates;

•	Mortgage-backed securities, included in investment securities, will repay at projected repayment rates;

•	Interest-bearing demand accounts and savings deposits will behave in a projected manner with regard to their interest rate sensitivity; and

•	Fixed maturity deposits will not be withdrawn prior to maturity.
A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the foregoing table.
We were in an overall asset-sensitive position of $1.58 billion, or 26.6% of our total assets at September 30, 2015. We were in an overall liability-sensitive position on a cumulative basis through the twelve-month time horizon of $721.5 million, or 12.2% of our total assets at September 30, 2015.
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
In the past, we have utilized derivative instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. We may also sell interest rate swap agreement contracts to certain clients who wish to modify their interest rate sensitivity. There were no interest rate swap agreement contracts outstanding at September 30, 2015 and December 31, 2014. Our derivative instruments are more fully described in Note 6 to our consolidated financial statements.

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
Our cash and cash equivalents were $162.1 million and $205.4 million at September 30, 2015 and December 31, 2014, respectively. A significant portion of these funds are maintained in our correspondent bank account with the FRB. Our unpledged investment securities were $1.52 billion and $1.68 billion at September 30, 2015 and December 31, 2014, respectively, and are mostly comprised of highly liquid and readily marketable available-for-sale investment securities. The combined level of cash and cash equivalents and unpledged investment securities provided us with total available liquidity of $1.68 billion and $1.89 billion at September 30, 2015 and December 31, 2014, respectively. Our available liquidity of $1.68 billion represents 28.3% of total assets at September 30, 2015, in comparison to $1.89 billion, or 32.0% of total assets, at December 31, 2014. Our loan-to-deposit ratio increased to 70.1% at September 30, 2015 from 64.9% at December 31, 2014, reflecting our business strategy to grow our loan portfolio.
During the first nine months of 2015, we decreased our aggregate funds acquired from other sources of funds to $328.7 million at September 30, 2015, from $419.6 million at December 31, 2014. These other sources of funds include certificates of deposit of $100,000 or more and other borrowings, which are comprised of daily securities sold under agreements to repurchase. The decrease was attributable to a decrease in certificates of deposit of $100,000 or more of $57.7 million and a decrease in daily repurchase agreements of $33.2 million. The following table presents the maturity structure of these other sources of funds at September 30, 2015:

(dollars in thousands)	Certificates of Deposit of $100,000 or More	Other Borrowings	Total
Three months or less	$90,796	31,672	122,468
Over three months through six months	56,754	—	56,754
Over six months through twelve months	59,726	—	59,726
Over twelve months	89,740	—	89,740
Total	$297,016	31,672	328,688
In addition to these sources of funds, First Bank has established a borrowing relationship with the FRB. First Bank’s borrowing capacity through its relationship with the FRB was approximately $287.0 million and $256.6 million at September 30, 2015 and December 31, 2014, respectively. This borrowing relationship, which is primarily secured by commercial loans and real estate construction and development loans, provides an additional liquidity facility that may be utilized for contingency liquidity purposes. First Bank did not have any FRB borrowings outstanding at September 30, 2015 or December 31, 2014.
First Bank also has a borrowing relationship with the FHLB. First Bank’s borrowing capacity through its relationship with the FHLB was approximately $508.4 million and $396.9 million at September 30, 2015 and December 31, 2014, respectively. The borrowing relationship is primarily secured by commercial real estate, one-to-four-family residential, multi-family residential and home equity loans. First Bank requests advances and/or repays advances from the FHLB based on its current and future projected liquidity needs. First Bank did not have any FHLB advances outstanding at September 30, 2015 or December 31, 2014.
As a means of further contingency funding, First Bank may use broker dealers to acquire deposits to fund both short-term and long-term funding needs. At September 30, 2015 and December 31, 2014, First Bank had brokered deposits of $114.6 million and $18.4 million, respectively, representing 2.3% and 0.4% of total deposits.

We believe First Bank has sufficient liquidity to meet its current and future near-term liquidity needs; however, no assurance can be made that First Bank’s liquidity position will not be materially, adversely affected in the future.
First Banks, Inc. First Banks, Inc. is a separate and distinct legal entity from its subsidiaries. The Company’s liquidity position is affected by dividends received from its subsidiaries and the amount of cash and other liquid assets on hand, payment of interest on trust preferred securities and other debt instruments issued by the Company, dividends paid on common and preferred stock (all of which are presently suspended or deferred), capital contributions the Company makes into its subsidiaries, any redemption of debt for cash issued by the Company, and proceeds the Company raises through the issuance of debt and/or equity instruments, if any. The Company’s unrestricted cash totaled $33.1 million and $21.6 million at September 30, 2015 and December 31, 2014, respectively.
We cannot pay any dividends on our common or preferred stock without the prior approval of the FRB, as further described in Note 10 to our consolidated financial statements under “—Regulatory Agreements.”
The Company paid all of the cumulative deferred interest on its junior subordinated debentures (which had been deferred for 18 quarterly periods) in March 2014, which was subsequently distributed to the trust preferred securities holders on the respective interest payment dates in March and April, 2014. Since that time, the Company has continued to pay interest on its junior subordinated debentures to the respective trustees on the regularly scheduled quarterly payment dates. Under the terms of our junior subordinated debentures and the related trust indentures, we have the ability to enter into deferral periods of up to 20 consecutive quarterly periods without triggering a payment default or penalty. Such interest payments are primarily funded through dividends from First Bank. Pursuant to Missouri Revised Statutes, First Bank is required to obtain approval from the Missouri Division of Finance (“MDOF”) prior to paying any dividends to us. Furthermore, pursuant to Section 208.5 of Regulation H, if such dividends would exceed undivided profits, First Bank is also required to obtain approval from its sole shareholder and the FRB prior to paying any dividends to us. The MDOF and FRB have complete discretion to grant any such approvals and therefore, it is not known whether or when the FRB and/or the MDOF will approve any future requests. See Note 8 to our consolidated financial statements for further discussion regarding our junior subordinated debentures relating to our trust preferred securities.
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
We suspended the payment of cash dividends on our outstanding common stock and preferred stock beginning with the regularly scheduled quarterly dividend payments on our preferred stock that would otherwise have been made in August and September, 2009. We have deferred and accrued $68.4 million of regularly scheduled dividend payments on our Class C Preferred Stock and Class D Preferred Stock, and have accrued an additional $9.4 million of cumulative dividends on such deferred dividend payments at September 30, 2015. As such, the aggregate amount of these deferred and accrued dividend payments was $77.8 million at September 30, 2015. If we had continued to declare and accrue dividends on our Class C Preferred Stock and Class D Preferred Stock from the fourth quarter of 2013 and forward, we would have accrued an additional $66.9 million of dividend payments (including $10.1 million and $29.6 million of dividend payments that would have been declared and accrued for the three and nine months ended September 30, 2015, respectively), and our aggregate deferred and accrued dividend payments would have been $144.7 million at September 30, 2015, as further described in Note 9 to our consolidated financial statements.
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

•
First Bank fails to remain “well-capitalized” and, accordingly, First Bank is required to pledge additional collateral against its borrowings and is unable to do so. As discussed above, First Bank has no outstanding borrowings at September 30, 2015, with the exception of $31.7 million of daily repurchase agreements utilized by clients as an alternative deposit product, and has substantial borrowing capacity through its relationships with the FHLB and the FRB, as previously discussed; or

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
Other Commitments and Contractual Obligations. We have entered into long-term leasing arrangements and other commitments and contractual obligations in conjunction with our ongoing operating activities. The required payments under such leasing arrangements, other commitments and contractual obligations at September 30, 2015 were as follows:

(dollars in thousands)	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Operating leases	$7,406	9,216	4,580	7,391	28,593
Certificates of deposit (1)	565,008	185,777	29,251	66	780,102
Securities sold under agreements to repurchase	31,672	—	—	—	31,672
Subordinated debentures (2)	—	—	—	354,343	354,343
Class C Preferred Stock and Class D Preferred Stock (3)	—	—	—	310,170	310,170
Other contractual obligations	203	—	—	—	203
Total	$604,289	194,993	33,831	671,970	1,505,083
____________________

(1)	Amounts exclude the related accrued interest expense on certificates of deposit of $297,000 as of September 30, 2015.

(2)	Amounts exclude the related accrued interest expense on junior subordinated debentures of $374,000 as of September 30, 2015.

(3)
Represents liquidation preference amounts of $1,000 per share payable upon redemption of the Class C Preferred Stock and the Class D Preferred Stock of $295.4 million and $14.8 million, respectively. Amounts exclude accrued dividends declared of $77.8 million and undeclared dividends of $66.9 million on Class C Preferred Stock and the Class D Preferred Stock as of September 30, 2015.

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
In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers (Topic 606). The core principle of this ASU is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU identifies a five-step model and related application guidance which will replace most existing revenue recognition guidance. This ASU was initially effective for interim and annual periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 - Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities. As such, ASU 2014-09 is now effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. An entity may choose to adopt the ASU either retrospectively or through a cumulative effect adjustment as of the beginning of the first period for which it applies the new guidance. We are currently evaluating the requirements of this ASU to determine the method of adoption and the impact on our consolidated financial statements and results of operations and the disclosures to be presented in our consolidated financial statements.
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

ITEM 4 – CONTROLS AND PROCEDURES
The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
Financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements – furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 12, 2015

FIRST BANKS, INC.

By:	/s/	Timothy J. Lathe
Timothy J. Lathe
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/	Michael J. Normile
Michael J. Normile
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)